Form 10-Q
period 1996-03-30
STEIN MART INC
filed 1996-05-13
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



For the quarterly period ended               Commission file number
        March 30, 1996                              0-20052



                                STEIN MART, INC.
             (Exact name of registrant as specified in its charter)




        Florida                                     64-0466198
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)



1200 Riverplace Blvd., Jacksonville, Florida        32207
  (Address of principal executive offices)          (Zip Code)



                                 (904) 346-1500
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       ---   ---



At May 6, 1996, the latest practicable date, there were 22,166,391 shares outstanding of Common Stock, $.01 par value.

                                STEIN MART, INC.

                               INDEX TO FORM 10-Q


                                                                           Page


                                                                           ----
PART I - FINANCIAL INFORMATION

   Item 1.    Financial Statements:
                    Balance Sheets at March 30, 1996, December 30,
                        1995 and April 1, 1995                               3
                    Statement of Income for the three months ended
                         March 30, 1996 and April 1, 1995                    4
                    Statement of Cash Flows for the three months ended
                         March 30, 1996 and April 1, 1995                    5
                    Notes to Financial Statements                            6

   Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          7-9


PART II - OTHER INFORMATION                                                  10


   Item 1.    Legal Proceedings
   Item 2.    Changes in Securities
   Item 3.    Defaults Upon  Senior Securities
   Item 4.    Submission of Matters to a Vote of Security Holders
   Item 5.    Other Information
   Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES                                                                   11

                                                            STEIN MART, INC.
                                                             BALANCE SHEET
                                                            (In Thousands)

                                                                   March 30,  December 30,  April  1,
                                                                     1996        1995        1995
                                                                   ---------  ------------  ---------
                                                                  (Unaudited) (Unaudited) (Unaudited)
ASSETS
Current Assets:
  Cash and Cash Equivalents                                         $  8,057   $ 15,141   $  6,163
  Trade and Other Receivables                                          1,558      1,311        915
  Inventories                                                        138,247    112,961    112,857
Prepaid Expenses and Other Current Assets                              2,706      1,955      2,822
                                                                    --------   --------   --------
     Total Current Assets                                            150,568    131,368    122,757

Property and Equipment, Net                                           42,424     40,691     33,283
Other Assets                                                           1,411      1,458      2,813
                                                                    --------   --------   --------

     Total Assets                                                   $194,403   $173,517   $158,853
                                                                    ========   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Accounts Payable                                                  $ 53,431   $ 47,616   $ 42,358
  Accrued Liabilities                                                 12,538     14,622      9,089
  Income Taxes Payable                                                            5,445
                                                                    --------   --------   --------
     Total Current Liabilities                                        65,969     67,683     51,447

 Notes Payable to Bank                                                25,099          1     20,538
 Deferred Income Taxes                                                 4,397      4,397      3,324
                                                                    --------   --------   --------
     Total Liabilities                                                95,465     72,081     75,309

 Stockholders' Equity:
  Preferred stock - $.01 par value; 1,000,000 shares
     authorized; there are no shares outstanding
  Common stock - $.01 par  value; 50,000,000 shares
     authorized 22,157,716 issued and
     outstanding at March 30, 1996;  22,365,584 shares
     issued and outstanding at December 30, 1995 and
     22,459,585 shares issued and outstanding at April 1, 1995           222        224        225
  Paid-in Capital                                                     34,223     36,155     37,281
  Retained Earnings                                                   64,493     65,057     46,038
                                                                    --------   --------   --------
     Total Stockholders' Equity                                       98,938    101,436     83,544
                                                                    --------   --------   --------
     Total Liabilities and Stockholders' Equity                     $194,403   $173,517   $158,853
                                                                    ========   ========   ========


                 The accompanying notes are an integral part of these financial statements.




                                STEIN MART, INC.
                               STATEMENT OF INCOME
                                   (Unaudited)
                     (In Thousands Except Per Share Amounts)



                                                                For The
                                                         Three Months Ended
                                                        -----------------------
                                                        March 30,      April 1,
                                                          1996           1995
                                                        --------       --------

Net Sales                                               $108,517      $  87,709
Cost of Merchandise Sold                                  83,637         68,646
                                                        --------      ---------

   Gross Profit                                           24,880         19,063

Selling, General and Administrative Expenses              27,163         22,149
Other Income, Net                                          1,641          1,168
                                                        --------      ---------

    Loss From Operations                                    (642)        (1,918)

Interest Expense                                             282            149
                                                        --------      ---------

Loss Before Income Taxes                                    (924)        (2,067)
Income Tax Benefit                                           360            806
                                                        --------      ---------

    Net Loss                                            $   (564)      $ (1,261)
                                                        ========      =========

Weighted Average Shares Outstanding                       23,357         23,409

Loss Per Share                                          $  (0.02)     $   (0.05)
                                                        ========      =========










   The accompanying notes are an integral part of these financial statements.



                                STEIN MART, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)
                                                                For The
                                                            Three Months Ended
                                                            ------------------
                                                          March  30,    April 1,
                                                             1996         1995
                                                          ---------    ---------
Cash Flows from Operating Activities:
   Net Loss                                            $    (564)    $   (1,261)
   Adjustments to Reconcile Net Loss to Net Cash
      Used in Operating Activities:
         Depreciation and Amortization                     1,520          1,156
         (Increase) Decrease In:
             Trade and Other Receivables                    (247)            85
             Inventories                                 (25,286)       (17,913)
             Prepaid Expenses and Other Current Assets      (751)          (955)
             Other Assets                                     47             48
         Increase (Decrease) In:
             Accounts Payable                              5,815         (4,662)
             Accrued Liabilities                          (2,084)        (3,690)
             Income Taxes Payable                         (5,445)        (5,638)
                                                          ------         ------

   Net Cash Used in Operating Activities                 (26,995)       (32,830)

Cash Flows Used in Investing Activities:
   Net Acquisition of Property and Equipment              (3,253)        (2,366)

Cash Flows from Financing Activities:
   Net Borrowings Under Notes Payable to Bank             25,098         20,537
   Proceeds from Exercise of Stock Options and
      Related Income Tax Benefits                            399             48
   Purchase of Common Stock                               (2,333)          (520)
                                                          ------           ----

   Net Cash Provided By Financing Activities              23,164         20,065
                                                          ------         ------

Net Decrease in Cash and Cash Equivalents                 (7,084)       (15,131)

Cash and Cash Equivalents at Beginning of Year            15,141         21,294
                                                          ------         ------

Cash and Cash Equivalents at End of Period              $  8,057      $   6,163
                                                        ========      ==========

Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                        $    237      $      88
   Income Taxes Paid                                       5,750          5,536


   The accompanying notes are an integral part of these financial statements.



                                STEIN MART, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended December 30, 1995.

COMMON STOCK REPURCHASE

      In February 1996, the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's common stock in the open market, bringing the total repurchases authorized to 1,000,000 shares. During the three months ended March 30, 1996, the Company repurchased 255,000 shares for $2,334,000.

EARNINGS PER SHARE

      Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the common stock equivalents related to stock options for each period.

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


Three stores were opened and one store was closed during the first quarter of this year, bringing to 102 the number of stores in operation this year compared to 81 stores in operation at the end of the first quarter of 1995.

Net sales for the quarter ended March 30, 1996 were $108.5 million, a 23.7 percent increase over the $87.7 million for the first quarter of 1995. Comparable store net sales increased 3.2 percent from the first quarter of 1995.

Gross profit for the quarter ended March 30, 1996 increased to $24.9 million,  a
30.5 percent increase over the $19.1 million for the first quarter of 1995. Gross profit as a percent of net sales increased 1.2 percent to 22.9 percent for the first quarter this year from 21.7 percent for the first quarter last year. This increase resulted primarily from a slight improvement in markup and somewhat lower markdowns, partially offset by a small increase in occupancy costs.

For the quarter ended March 30, 1996 selling, general and administrative expenses were $27.2 million, or 25.0 percent of net sales, compared to $22.1 million, or 25.3 percent of net sales for the same 1995 quarter. The $5.1 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the first quarter of 1996 as compared to the number of stores in operation during the first quarter of 1995. The decrease of 0.3 percent of sales resulted from leveraging of selling general and administrative expenses.

Other income, primarily from in-store leased shoe departments, increased to $1.6 million for the first quarter of 1996 compared to $1.2 million for the first quarter of 1995. The increase resulted from the additional stores operated during the quarter this year and from the fragrance department which became a leased operation at the beginning of the second quarter of 1995.

Interest expense was $282,000 for the first quarter of 1996 and $149,000 for the first quarter of 1995. The $133,000 increase in interest expense resulted from increased borrowings for working capital for the additional stores, partially offset by lower interest rates than were in effect last year.

The effective tax rate of 39.0 percent remained constant for the first quarter of both years.

The net loss for the first quarter of 1996 was $564,000 or $0.02 loss per share compared to a net loss of $1.3 million or $0.05 loss per share for the first quarter of 1995.



                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (continued)

The information in the following table is presented as a percentage of net sales for the periods indicated:


                                                             Quarter Ended
                                                             -------------

                                                        3/30/96         4/1/95
                                                        -------         ------

Net Sales                                                100.0%         100.0%
Cost of Merchandise Sold                                  77.1           78.3
                                                        -------         ------

   Gross Profit                                           22.9           21.7
Selling, General and Administrative Expenses              25.0           25.3
Other Income, Net                                          1.5            1.4
                                                        -------         ------

   Loss from Operations                                   (0.6)          (2.2)
Interest Expense                                            .3            0.2
                                                        -------         ------

   Loss before Income Taxes                               (0.9)          (2.4)
Income Tax Benefit                                         0.4            0.9
                                                        -------         ------

   Net Loss                                               (0.5)%         (1.5)%
                                                        =======         ======




LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $27.0 million and $32.8 million for the first quarters of 1996 and 1995, respectively. During the first quarter of both years inventory levels were increased to provide inventory for the additional stores in operation and for the Easter selling season. Cash was used to reduce the net amount of current liabilities by $1.7 in the first quarter of 1996 and $14.0 million in the first quarter of 1995. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending December 28, 1996.

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES (continued)

During the first three months of 1996 and 1995, cash flow used in investing activities was $3.3 million and $2.4 million respectively, for acquisition of fixtures, equipment, and leasehold improvements for new stores, information system enhancements and improvements to existing stores. Total capital expenditures for 1996 are projected to be approximately $15.0 million.

Cash flow from financing activities was $23.2 million for the first quarter of 1996 and $20.1 million for the first quarter of 1995 which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. Also, during this year's first quarter cash was used to repurchase 255,000 shares of the Company's common stock for $2.3 million and in last year's first quarter 50,000 shares were repurchased for $0.5 million.

The Company believes that cash flow generated from operating activities, combined with the revolving credit agreement and vendor credit will be sufficient to fund current and long-term capital expenditures and working capital requirements.


SEASONALITY AND INFLATION

The Company's business is seasonal in nature with the fourth quarter, which includes the Christmas selling season, historically accounting for the largest percentage of the Company's net sales and operating income. During the last three years, the fourth quarter accounted for approximately 37 percent of the Company's annual net sales and 64 percent of the Company's income from operations. Accordingly, selling, general and administrative expenses are typically higher as a percentage of net sales during the first three quarters of each year.

Inflation affects the costs incurred by the Company in the purchase of merchandise, the leasing of its stores, and in certain components of its selling, general and administrative expenses. The Company has been successful in offsetting the effects of inflation through the control of expenses during the past three years. However, there can be no assurance that inflation will not have a material effect in the future.

                                STEIN MART, INC.
                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K
               (a)  Exhibit 27 - Financial Data Schedule

               (b) No reports on Form 8-K were filed during the quarter ended March 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Stein Mart, Inc.


Date:   May 10, 1996                                  /s/ John H. Williams, Jr.
        ------------                        -----------------------------------
                                                          John H. Williams, Jr.
                                            President, Chief Operating Officer



                                                            /s/ James G. Delfs
                                            -----------------------------------
                                                                James G. Delfs
                                                         Senior Vice President,
                                                       Chief Financial Officer