Form 10-Q
period 1996-06-29
STEIN MART INC
filed 1996-08-13
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended                           Commission file number
        June 29, 1996                                            0-20052


                                STEIN MART, INC.
             (Exact name of registrant as specified in its charter)



        Florida                                           64-0466198
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)


1200 Riverplace Blvd., Jacksonville, Florida                      32207
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

                                          Yes X No


At August 9, 1996, the latest practicable date, there were 22,498,579 shares outstanding of Common Stock, $.01 par value.

                                Stein Mart, Inc.

                               Index to Form 10-Q


                                                                           Page
PART I - FINANCIAL INFORMATION

    Item 1.    Financial Statements:
                  Balance Sheets at June 29, 1996, December 30,
                      1995 and July 1, 1995                                 3
                  Statement of Income for the three months and six months
                      ended June 29, 1996 and July 1, 1995                  4
                  Statement of Cash Flows for the six months ended
                      June 29, 1996 and July 1, 1995                        5
                  Notes to Financial Statements                             6

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          7-10


PART II - OTHER INFORMATION                                                 11


    Item 1.    Legal Proceedings
    Item 2.    Changes in Securities
    Item 3.    Defaults Upon  Senior Securities
    Item 4.    Submission of Matters to a Vote of Security Holders
    Item 5.    Other Information
    Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES                                                                  12




                                Stein Mart, Inc.
                                  Balance Sheet
                                 (In Thousands)

                                                                                  June 29,        December 30,     July 1,
                                                                                    1996              1995          1995
                                                                                 -----------      ------------    -----------
                                                                                 (Unaudited)                      (Unaudited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                                                     $     6,326      $    15,141     $     4,888
   Trade and Other Receivables                                                         1,213            1,311           1,533
   Inventories                                                                       140,479          112,961         111,441
   Prepaid Expenses and Other Current Assets                                           2,750            1,955           1,974
                                                                                 -----------      ------------    -----------
        Total Current Assets                                                         150,768          131,368         119,836

Property and Equipment, Net                                                           44,288           40,691          35,806
Other Assets                                                                           1,350            1,458           2,764
                                                                                 -----------      ------------    -----------
        Total Assets                                                             $   196,406      $   173,517     $   158,406
                                                                                 ===========      ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
   Accounts Payable                                                              $    39,323      $    47,616     $    32,630
   Accrued Liabilities                                                                14,064           14,622          10,058
   Income Taxes Payable                                                                3,448            5,445           2,055
                                                                                 -----------      ------------    -----------
        Total Current Liabilities                                                     56,835           67,683          44,743

Notes Payable to Bank                                                                 28,527                1          21,830
Deferred Income Taxes                                                                  4,397            4,397           3,324
                                                                                 -----------      ------------    -----------
        Total Liabilities                                                             89,759           72,081          69,897

Stockholders' Equity:
   Preferred stock - $.01 par value; 1,000,000 shares
     authorized; there are no shares outstanding
   Common  stock - $.01 par  value;  50,000,000  shares  authorized;  22,172,171 shares issued and  outstanding at June 29, 1996;  22,365,584  shares issued and  outstanding  at December  30, 1995 and  22,444,948  shares  issued and outstanding
     at July 1, 1995                                                                     222              224             224
     Paid-in Capital                                                                  34,220           36,155          37,018
     Retained Earnings                                                                72,205           65,057          51,267
                                                                                 -----------      ------------    -----------
        Total Stockholders' Equity                                                   106,647          101,436          88,509
                                                                                 -----------      ------------    -----------
        Total Liabilities and Stockholders' Equity                               $   196,406      $   173,517     $   158,406
                                                                                 ===========      ============    ===========

   The accompanying notes are an integral part of these financial statements.





                                Stein Mart, Inc.
                               Statement of Income
                                   (Unaudited)
                     (In Thousands Except Per Share Amounts)



                                                          For The                           For The
                                                     Three Months Ended                Six Months Ended
                                                 --------------------------        --------------------------
                                                  June 29,         July 1,           June 29,         July 1,
                                                    1996            1995              1996             1995
                                                 ----------      ----------        ----------      ----------

Net Sales                                        $  149,400      $  116,530        $  257,917      $  204,239
Cost of Merchandise Sold                            106,597          83,377           190,234         152,023
                                                 ----------      ----------        ----------      ----------

     Gross Profit                                    42,803          33,153            67,683          52,216

Selling, General and Administrative Expenses         31,756          25,889            58,919          48,038
Other Income, Net                                     1,978           1,579             3,619           2,747
                                                 ----------      ----------        ----------      ----------

     Income From Operations                          13,025           8,843            12,383           6,925

Interest Expense                                        383             271               665             420
                                                 ----------      ----------        ----------      ----------

Income Before Income Taxes                           12,642           8,572            11,718           6,505
Provision for Income Taxes                            4,930           3,343             4,570           2,537
                                                 ----------      ----------        ----------      ----------

     Net Income                                   $   7,712      $    5,229        $    7,148      $    3,968
                                                 ==========      ==========        ==========      ==========

Weighted Average Shares Outstanding                  23,504          23,536           23,430           23,586

Net Income Per Share                             $     0.33           $0.22        $    0.31            $0.17
                                                 ==========      ==========        ==========      ==========










   The accompanying notes are an integral part of these financial statements.




                                Stein Mart, Inc.
                             Statement of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                                     For The
                                                                                Six Months Ended
                                                                       -----------------------------------
                                                                       June 29, 1996          July 1, 1995
                                                                       -------------          ------------
Cash Flow from Operating Activities:
   Net Income                                                          $      7,148           $     3,968
   Adjustments to Reconcile Net Income to Net Cash Used In
      Operating Activities:
         Depreciation and Amortization                                        3,129                 2,415
         (Increase) Decrease In:
             Trade and Other Receivables                                         98                  (533)
             Inventories                                                    (27,518)              (16,497)
             Prepaid Expenses and Other Current Assets                         (795)                 (107)
             Other Assets                                                       108                    97
          Increase (Decrease) In:
             Accounts Payable                                                (8,293)              (14,390)
             Accrued Liabilities                                               (558)               (2,721)
             Income Taxes Payable                                            (1,997)               (3,583)
                                                                       -------------          ------------

   Net Cash Used in Operating Activities                                    (28,678)              (31,351)
                                                                       -------------          ------------

Cash Flows Used in Investing Activities:
   Net Acquisition of Property and Equipment                                 (6,726)               (6,148)
                                                                       -------------          ------------

Cash Flows from Financing Activities:
   Net Borrowings Under Notes Payable to Bank                                28,526                21,829
   Proceeds from Exercise of Stock Options and Related
          Income Tax Benefits                                                   689                    88
   Purchase of Common Stock                                                  (2,626)                 (824)
                                                                       -------------          ------------
   Net Cash Provided By Financing Activities                                 26,589                21,093
                                                                       -------------          ------------

Net Decrease in Cash and Cash Equivalents                                    (8,815)              (16,406)

Cash and Cash Equivalents at Beginning of Year                               15,141                21,294
                                                                       -------------          ------------

Cash and Cash Equivalents at End of Period                             $      6,326           $     4,888
                                                                       =============          ============

Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                       $        516           $       281
   Income Taxes Paid                                                          6,254                 6,067

         The accompanying notes are an integral part of these financial statements.

                                       STEIN MART, INC.

                                NOTES TO FINANCIAL STATEMENTS
                                         (UNAUDITED)

BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended December 30, 1995.

NOTES PAYABLE TO BANK

     In June 1996, the Company amended its revolving credit agreement to increase the total amount available to $40 million, to extend the expiration date to June 29, 1999 and to extend the expiration date of the letter of credit facility to June 30, 1997. Interest is payable, at the Company's option, at 1.50% below the prime rate or at .5% over the London Inter-Bank Offering Rate (LIBOR). An additional $10 million seasonal line of credit is available each year from March 15 through June 30 and from September 15 through December 31.

COMMON STOCK REPURCHASE

     In February 1996, the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's common stock in the open market, bringing the total repurchases authorized to 1,000,000 shares. During the six months ended June 29, 1996, the Company repurchased 270,000 shares for $2,626,000 and during the six months ended July 1, 1995, repurchased 72,500 shares for $824,000.

EARNINGS PER SHARE

     Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the common stock equivalents related to stock options for each period.

                                       STEIN MART, INC.
                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

For the three months ended June 29, 1996 compared with the three months ended July 1, 1995:

Seven stores were opened during the second quarter this year, bringing to 109 the number of stores in operation this year compared to 89 stores in operation at the end of the second quarter of 1995.

Net sales for the quarter ended June 29, 1996 were $149.4 million, a 28.2 percent increase over the $116.5 million for the second quarter of 1995. Comparable store net sales increased 9.7 percent from the second quarter of 1995.

Gross profit for the quarter ended June 29, 1996 increased to $42.8  million,  a
29.1 percent increase over the $33.2 million for the second quarter of 1995. Gross profit as a percent of net sales increased 0.2 percent to 28.7 percent for the second quarter this year from 28.5 percent for the second quarter last year. This increase resulted primarily from leveraging of occupancy costs, partially offset by slightly higher markdowns.

For the quarter ended June 29, 1996 selling, general and administrative expenses were $31.8 million, or 21.3 percent of net sales, compared to $25.9 million, or
22.2 percent of net sales for the same 1995 quarter. The $5.9 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the second quarter of 1996 as compared to the number of stores in operation during the second quarter of 1995. The decrease of 0.9 percent of sales resulted from leveraging of selling, general and administrative expenses.

Other income, primarily from in-store leased shoe departments, increased to $2.0 million for the second quarter of 1996 compared to $1.6 million for the second quarter of 1995. The increase resulted from the additional stores operated during the quarter this year.

Interest expense was $383,000 for the second quarter of 1996 and $271,000 for the second quarter of 1995. The $112,000 increase in interest expense resulted from increased borrowings for working capital for the additional stores, partially offset by lower interest rates than were in effect last year.

The effective tax rate of 39.0 percent remained constant for the second quarter of both years.

Net income for the second quarter of 1996 was $7.7 million or $0.33 per share compared to net income of $5.2 million or $0.22 per share for the second quarter of 1995.

                                       STEIN MART, INC.
                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS (continued)

For the six months ended June 29, 1996 compared with the six months ended July 1, 1995:

Ten stores were opened during the first six months of 1996 and nine stores were opened during the first six months of 1995.

Net sales for the first six months of 1996 were $257.9 million, a 26.3 percent increase over sales of $204.2 million for the first six months of 1995. Comparable store net sales for the first six months of 1996 increased by 6.8 percent from the first six months of 1995.

Gross profit for the first six months of 1996 was $67.7 million or 26.2 percent of net sales compared to $52.2 million or 25.6 percent of net sales for the same six month period of 1995. The increase in the gross profit percent resulted primarily from a slight improvement in markup and leveraging of occupancy costs.

Selling, general and administrative expenses were $58.9 million or 22.8 percent of net sales for the first six months of 1996 and $48.0 million or 23.5 percent for the first six months of 1995. The $10.9 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the first six months of 1996 as compared to the number of stores in operation during the first six months of 1995. The decrease of 0.7 percent of sales resulted from leveraging of selling, general and administrative expenses.

Other income, primarily from in-store leased shoe departments, increased to $3.6 million for the first half of 1996 compared to $2.7 million for the first half of 1995. The increase resulted from the additional stores operated during the first six months this year and from the fragrance department which became a leased operation at the beginning of the second quarter of 1995.

Interest expense was $665,000 for the first half of 1996 and $420,000 for the first half of 1995. The increase in interest expense resulted from increased borrowings for working capital for the additional stores, partially offset by lower interest rates than were in effect last year.

The effective tax rate of 39.0 percent remained constant for the first half of both years.

Net income for the first six months of 1996 was $7.1 million or $0.31 per share compared to net income of $4.0 million or $0.17 per share for the first six months of 1995.



                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS (continued)

The information in the following table is presented as a percentage of net sales for the periods indicated:


                                              Quarter Ended                Six Months Ended
                                         -----------------------        -----------------------
                                          6/29/96        7/1/95          6/29/96        7/1/95
                                         --------       --------        --------       --------

Net Sales                                  100.0%         100.0%          100.0%         100.0%
Cost of Merchandise Sold                    71.3           71.5            73.8           74.4
                                         --------       --------        --------       --------
     Gross Profit                           28.7           28.5            26.2           25.6
Selling, General and
     Administrative Expenses                21.3           22.2            22.8           23.5
Other Income, Net                            1.3            1.3             1.4            1.3
                                         --------       --------        --------       --------
     Income from Operations                  8.7            7.6             4.8            3.4
Interest Expense                             0.2            0.2             0.3            0.2
                                         ---------      --------        --------       --------
     Income before Income Taxes              8.5            7.4             4.5            3.2
Provision for Income Taxes                   3.3            2.9             1.7            1.3
                                         --------       --------        --------       --------
     Net Income                              5.2%           4.5%            2.8%           1.9%
                                         ========       ========        ========       ========


                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $28.7 million and $31.4 million during the first six months of 1996 and 1995, respectively. During the first half of both years cash was used to acquire inventory for the additional stores in operation and to reduce the net amount of current liabilities. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending December 28, 1996.

During the first six months of 1996 and 1995, cash flow used in investing activities was $6.7 million and $6.1 million respectively, for acquisition of fixtures, equipment, and leasehold improvements for new stores, information system enhancements and improvements to existing stores. Total capital expenditures for 1996 are projected to be approximately $15.0 million.

Cash flow from financing activities was $26.6 million for the first six months of 1996 and $21.1 million for the first six months of 1995 which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. Also during the first half of 1996, cash was used to repurchase 270,000 shares of the Company's common stock for $2.6 million and in last year's first half 72,500 shares were repurchased for $0.8 million.

The Company believes that cash flow generated from operating activities, combined with the revolving credit agreement and vendor credit, will be sufficient to fund current and long-term capital expenditures and working capital requirements.


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

                                STEIN MART, INC.
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders
             The company held its 1996 annual meeting of stockholders on May 13, 1996. At the meeting all of the Company's directors were elected to serve for one-year terms. The vote for each nominee for director was as follows:
                                                                       Votes
                  Name of Director              Votes FOR              Withheld
                  ----------------              ---------              --------
                  Jay Stein                     19,627,822               59,923
                  John H. Williams, Jr.         19,636,725               51,020
                  Mason Allen                   19,636,475               51,270
                  Robert D. Davis               19,635,525               52,220
                  Albert Ernest, Jr.            19,634,175               53,570
                  Mitchell W. Legler            19,635,222               52,523
                  James H. Winston              19,634,322               53,423

                  At  the  meeting,  the  shareholders  also  voted  to  approve amending the Stein Mart Employee Stock Plan (the "Plan") to increase the number of shares of Company Common Stock covered by the Plan by 542,000 shares, from 2,458,000 to 3,000,000 shares. The vote on the amendment was as follows: 18,659,528 shares "for," 307,395 shares "against," and 549,561 shares "abstain," with 171,261 shares constituting broker non-votes.

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K
               (a)  Exhibit 10 - Documents Relating to Loan Agreement
                       a.) Fourth Amendment to Loan Agreement effective
                           June 4, 1996

                       b.) Renewal Promissory Note for $40,000,000 effective
                           June 4, 1996

                      c.) Seasonal Promissory Note for $10,000,000 effective
                          June 4, 1996

                    Exhibit 27 - Financial Data Schedule

               (b) No reports on Form 8-K were filed  during the  quarter  ended
                   June 29, 1996.

                                          SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           Stein Mart, Inc.


Date:   August 9, 1996                                /s/ John H. Williams, Jr.
        --------------                       ----------------------------------
                                                          John H. Williams, Jr.
                                             President, Chief Operating Officer



                                                             /s/ James G. Delfs
                                             ----------------------------------
                                                          Senior Vice President,
                                                        Chief Financial Officer