Form 10-Q
period 1996-09-28
STEIN MART INC
filed 1996-11-12
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


For the quarterly period ended                      Commission file number
       September 28, 1996                                0-20052


                                STEIN MART, INC.
             (Exact name of registrant as specified in its charter)



         Florida                                         64-0466198
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)


1200 Riverplace Blvd., Jacksonville, Florida             32207
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

                                    Yes X No


At November 4, 1996, the latest practicable date, there were 22,871,469 shares outstanding of Common Stock, $.01 par value.

                                Stein Mart, Inc.

                               Index to Form 10-Q


                                                                          Page
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements:
               Balance Sheets at September 28, 1996, December 30,
                  1995 and September 30, 1995                              3
               Statement of Income for the three months and nine  months
                  ended September 28, 1996 and September 30, 1995          4
               Statement of Cash Flows for the nine months ended
                  September 28, 1996 and September 30, 1995                5
               Notes to Financial Statements                               6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7-10


PART II - OTHER INFORMATION                                                11


  Item 1.   Legal Proceedings
  Item 2.   Changes in Securities
  Item 3.   Defaults Upon  Senior Securities
  Item 4.   Submission of Matters to a Vote of Security Holders
  Item 5.   Other Information
  Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                                 12




                                                             Stein Mart, Inc.
                                                              Balance Sheet
                                                             (In Thousands)

                                                                 September 28,            December 30,           September 30,
                                                                      1996                    1995                    1995
                                                                 -------------            ------------           -------------
                                                                  (Unaudited)                                     (Unaudited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                                        $   7,847                $ 15,141               $   6,029
   Trade and Other Receivables                                          1,367                   1,311                     952
   Inventories                                                        153,797                 112,961                 126,995
   Prepaid Taxes                                                        5,301                                             473
   Other Prepaid Expenses and Current Assets                            2,604                   1,955                   2,268
                                                                 -------------            ------------           -------------
         Total Current Assets                                         170,916                 131,368                 136,717

Property and Equipment, Net                                            46,642                  40,691                  38,725
Other Assets                                                            1,279                   1,458                   2,724
                                                                 -------------            ------------           -------------
         Total Assets                                                $218,837                $173,517                $178,166
                                                                 =============            ============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                                                  $ 54,308               $  47,616                $ 45,021
   Accrued Liabilities                                                 13,839                  14,622                  11,557
   Income Taxes Payable                                                                         5,445
                                                                 -------------            ------------           -------------
         Total Current Liabilities                                     68,147                  67,683                  56,578

Notes Payable to Bank                                                  28,702                       1                  28,657
Deferred Income Taxes                                                   4,397                   4,397                   3,324
                                                                 -------------            ------------           -------------
         Total Liabilities                                            101,246                  72,081                  88,559

Stockholders' Equity:
   Preferred stock - $.01 par value; 1,000,000 shares
      authorized; there are no shares outstanding
   Common stock - $.01 par  value; 50,000,000 shares
      authorized;  22,903,375 shares issued and
      outstanding at September 28, 1996; 22,365,584
      shares issued and outstanding at December 30,
      1995 and 22,407,841 shares issued and
      outstanding at September 30, 1995                                   229                     224                     224
   Paid-in Capital                                                     42,746                  36,155                  36,551
   Retained Earnings                                                   74,616                  65,057                  52,832
                                                                 -------------            ------------           -------------
         Total Stockholders' Equity                                   117,591                 101,436                  89,607
                                                                 -------------            ------------           -------------
         Total Liabilities and Stockholders' Equity                  $218,837                $173,517                $178,166
                                                                 =============            ============           =============

                             The accompanying notes are an integral part of these financial statements.

                                                                 3




                                                      Stein Mart, Inc.
                                                    Statement of Income
                                                       (Unaudited)
                                            (In Thousands Except Per Share Amounts)


                                                                 For The                            For The
                                                            Three Months Ended                 Nine Months Ended
                                                        -----------------------------     ------------------------------
                                                        September 28,   September 30,     September 28,    September 30,
                                                            1996            1995              1996             1995
                                                        -------------   -------------     -------------    -------------
Net Sales                                                   $131,264        $108,221          $389,181         $312,460
Cost of Merchandise Sold                                     100,081          82,726           290,315          234,749
                                                        -------------   -------------     -------------    -------------

   Gross Profit                                               31,183          25,495            98,866           77,711


Selling, General and Administrative Expenses                  28,445          24,122            87,364           72,160
Other Income, Net                                              1,656           1,633             5,275            4,380
                                                        -------------   -------------     -------------    -------------

   Income From Operations                                      4,394           3,006            16,777            9,931

Interest Expense                                                 441             440             1,106              860
                                                        -------------   -------------     -------------    -------------

Income Before Income Taxes                                     3,953           2,566            15,671            9,071
Provision for Income Taxes                                     1,542           1,001             6,112            3,538
                                                        -------------   -------------     -------------    -------------

   Net Income                                               $  2,411        $  1,565          $  9,559         $  5,533
                                                        =============   =============     =============    =============

Weighted Average Shares Outstanding                           23,750          23,508            23,537           23,493

Net Income Per Share                                        $   0.10        $   0.07          $   0.41         $   0.24
                                                        =============   =============     =============    =============










                             The accompanying notes are an integral part of these financial statements.

                                                                 4


                                                      Stein Mart, Inc.
                                                  Statement of Cash Flows
                                                        (Unaudited)
                                                       (In Thousands)

                                                                                           For The
                                                                                     Nine Months Ended
                                                                              --------------------------------
                                                                              September 28,      September 30,
                                                                                  1996               1995
                                                                              -------------      -------------
Cash Flows from Operating Activities:
   Net Income                                                                    $   9,559          $   5,533
   Adjustments to Reconcile Net Income to Net Cash Used In
       Operating Activities:
           Depreciation and Amortization                                             4,818              3,728
           (Increase) Decrease In:
               Trade and Other Receivables                                             (56)                48
               Inventories                                                         (40,836)           (32,051)
               Prepaid Taxes                                                        (5,301)              (151)
               Other Prepaid Expenses and Current Assets                              (649)              (723)
               Other Assets                                                            179                137
            Increase (Decrease) In:
               Accounts Payable                                                      6,692             (1,999)
               Accrued Liabilities                                                    (783)            (1,222)
               Income Taxes Payable                                                 (5,445)            (5,638)
                                                                              -------------      -------------

   Net Cash Used in Operating Activities                                           (31,822)           (32,338)

Cash Flows Used in Investing Activities:
   Net Acquisition of Property and Equipment                                       (10,769)           (10,380)

Cash Flows from Financing Activities:
   Net Borrowings Under Notes Payable to Bank                                       28,701             28,656
   Proceeds from Exercise of Stock Options and Related
            Income Tax Benefits                                                      9,222                127
   Purchase of Common Stock                                                         (2,626)            (1,330)
                                                                              -------------      -------------
   Net Cash Provided By Financing Activities                                        35,297             27,453
                                                                              -------------      -------------

Net Decrease in Cash and Cash Equivalents                                          (7,294)            (15,265)

Cash and Cash Equivalents at Beginning of Year                                     15,141              21,294
                                                                              -------------      -------------

Cash and Cash Equivalents at End of Period                                       $  7,847           $   6,029
                                                                              =============      =============

Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                                 $    905           $     403
   Income Taxes Paid                                                               12,081               9,596

                             The accompanying notes are an integral part of these financial statements.

                                                                 5

                                STEIN MART, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended December 30, 1995.

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

COMMON STOCK REPURCHASE

      In February 1996, the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's common stock in the open market, bringing the total repurchases authorized to 1,000,000 shares. During the nine months ended September 28, 1996, the Company repurchased 270,000 shares for $2,626,000 and during the nine months ended September 30, 1995, repurchased 117,500 shares for $1,330,000.

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

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

For the three months ended September 28, 1996 compared with the three months ended September 30, 1995:

Three stores were opened during the third quarter this year, bringing to 112 the number of stores in operation this year compared to 92 stores in operation at the end of the third quarter of 1995.

Net sales for the quarter ended September 28, 1996 were $131.3 million, a 21.3 percent increase over the $108.2 million for the third quarter of 1995. Comparable store net sales increased 4.4 percent from the third quarter of 1995.

Gross profit for the quarter ended September 28, 1996 increased to $31.2 million, a 22.3 percent increase over the $25.5 million for the third quarter of 1995. Gross profit as a percent of net sales increased 0.2 percent to 23.8 percent for the third quarter this year from 23.6 percent for the third quarter last year. This increase resulted primarily from an improvement in markup, partially offset by slightly higher markdowns.

For the quarter ended September 28, 1996 selling, general and administrative expenses were $28.4 million, or 21.7 percent of net sales, compared to $24.1 million, or 22.3 percent of net sales for the same 1995 quarter. The $4.3 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the third quarter of 1996 as compared to the number of stores in operation during the third quarter of 1995. The decrease of 0.6 percent of sales resulted from leveraging of selling, general and administrative expenses.

Other income, primarily from in-store leased shoe departments, was unchanged for the third quarter of 1996 compared to the third quarter of 1995. Interest expense for the third quarter of 1996 was also unchanged from the third quarter of 1995 as a result of increased borrowings for working capital for the additional stores, offset by lower interest rates than were in effect last year.

The effective tax rate of 39.0 percent remained constant for the third quarter of both years.

Net income for the third quarter of 1996 was $2.4 million or $0.10 per share compared to net income of $1.6 million or $0.07 per share for the third quarter of 1995.

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (continued)

For the nine months ended September 28, 1996 compared with the nine months ended September 30, 1995:

Thirteen stores were opened during the first nine months of 1996 and twelve stores were opened during the first nine months of 1995.

Net sales for the first nine months of 1996 were $389.2 million, a 24.6 percent increase over sales of $312.5 million for the first nine months of 1995. Comparable store net sales for the first nine months of 1996 increased by 6.0 percent from the first nine months of 1995.

Gross profit for the first nine months of 1996 was $98.9 million or 25.4 percent of net sales compared to $77.7 million or 24.9 percent of net sales for the same nine month period of 1995. The increase in the gross profit percent resulted primarily from a slight improvement in markup and leveraging of occupancy costs.

Selling, general and administrative expenses were $87.4 million or 22.4 percent of net sales for the first nine months of 1996 and $72.2 million or 23.1 percent for the first nine months of 1995. The $15.2 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the first nine months of 1996 as compared to the number of stores in operation during the first nine months of 1995. The decrease of 0.7 percent of sales resulted from leveraging of selling, general and administrative expenses.

Other income, primarily from in-store leased shoe departments, increased to $5.3 million for the first nine months of 1996 compared to $4.4 million for the first nine months of 1995. The increase resulted from the additional stores operated during the first nine months this year and from the fragrance department which became a leased operation at the beginning of the second quarter of 1995.

Interest expense was $1,106,000 for the first nine months of 1996 and $860,000 for the first nine months of 1995. The increase in interest expense resulted from increased borrowings for working capital for the additional stores, partially offset by lower interest rates than were in effect last year.

The effective tax rate of 39.0 percent remained constant for the first nine months of both years.

Net income for the first nine months of 1996 was $9.6 million or $0.41 per share compared to net income of $5.5 million or $0.24 per share for the first nine months of 1995.



                                                  STEIN MART, INC.
                                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS (continued)

The information in the following table is presented as a percentage of net sales for the periods indicated:

                                                       Quarter Ended                     Nine Months Ended
                                                ---------------------------         ---------------------------
                                                  9/28/96         9/30/95             9/28/96         9/30/95
                                                -----------     -----------         -----------     -----------
Net Sales                                           100.0%          100.0%              100.0%          100.0%
Cost of Merchandise Sold                             76.2            76.4                74.6            75.1
                                                -----------     -----------         -----------     -----------
      Gross Profit                                   23.8            23.6                25.4            24.9
Selling, General and
      Administrative Expenses                        21.7            22.3                22.4            23.1
Other Income, Net                                     1.2             1.5                 1.3             1.4
                                                -----------     -----------         -----------     -----------
      Income from Operations                          3.3             2.8                 4.3             3.2
Interest Expense                                      0.3             0.4                 0.3             0.3
                                                -----------     -----------         -----------     -----------
      Income before Income Taxes                      3.0             2.4                 4.0             2.9
Provision for Income Taxes                            1.2             1.0                 1.5             1.1
                                                -----------     -----------         -----------     -----------
      Net Income                                      1.8%            1.4%                2.5%            1.8%
                                                ===========     ===========         ===========     ===========




                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $31.8 million and $32.3 million during the first nine months of 1996 and 1995, respectively. During the first nine months of both years cash was used primarily to acquire inventory for the additional stores in operation. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending December 28, 1996.

During the first nine months of 1996 and 1995, cash flow used in investing activities was $10.8 million and $10.4 million respectively, for acquisition of fixtures, equipment, and leasehold improvements for new stores, information system enhancements and improvements to existing stores. Total capital expenditures for 1996 are projected to be approximately $15.0 million.

Cash flow from financing activities was $35.3 million for the first nine months of 1996 and $27.5 million for the first nine months of 1995 which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. Also during the first nine months of 1996, cash was used to repurchase 270,000 shares of the Company's common stock for $2.6 million and in last year's first nine months 117,500 shares were repurchased for $1.3 million.

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

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

                 (a) Exhibit 27 - Financial Data Schedule

                 (b) No reports on Form 8-K were filed during the quarter ended
                     September 28, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Stein Mart, Inc.


Date:  November 8, 1996                               /s/ John H. Williams, Jr.
       ----------------                     -----------------------------------
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