Form 10-K405
period 1996-12-28
STEIN MART INC
filed 1997-03-27
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1996       Commission File number 0-20052



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

        Securities registered pursuant to Section 12of the(g) of the Act:

                               Title of each class
                           Common Stock $.01 par value

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value (based on the closing price on the NASDAQ) of the Common Stock of the registrant held by non-affiliates of the registrant was $328,826,453 on February 20, 1997. For purposes of this response, executive officers and directors are deemed to be the affiliates of the registrant and the holdings by non-affiliates was computed as 14,453,910 shares.

The number of shares of Common Stock, $0.01 par value per share, outstanding as of February 20, 1997, was 22,825,919.

                    DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the registrant's 1996 Annual Report to Shareholders shown in
   Exhibit 13 are incorporated in Parts II and IV.
2. Portions of the registrant's Proxy Statement for its 1997 Annual Meeting are incorporated in Part III.

                                Stein Mart, Inc.

                                    Form 10-K
                                December 28, 1996

                                Table of Contents

                                                                                                      Page
                                     Part I

Item  1.  Business                                                                                     3

Item  2.  Properties                                                                                   11

Item  3.  Legal Proceedings                                                                            12

Item  4.  Submission of Matters to a Vote of Security Holders                                          12

                                     Part II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters                        13

Item  6.  Selected Financial Data                                                                      13

Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations        13

Item  8.  Financial Statements and Supplementary Data                                                  13

Item  9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure         13

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant                                           14

Item 11.  Executive Compensation                                                                       14

Item 12.  Security Ownership of Certain Beneficial Owners and Management                               14

Item 13.  Certain Relationships and Related Transactions                                               14

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                              15

                                     PART I

ITEM 1.     BUSINESS

    At December 28, 1996, Stein Mart, Inc., (the "Company" or "Stein Mart") was a 123-store retail chain offering fashionable, current-season, primarily branded merchandise comparable in quality and presentation to that of traditional department and fine specialty stores at prices typically 25% to 60% below those regularly charged by such stores. The Company's focused assortment of merchandise features moderate to designer brand-name apparel for women, men and children, as well as accessories, gifts, linens, shoes and fragrances. Stein Mart operated a single store in Greenville, Mississippi from the early 1900's until 1977, when it began its expansion program. During the last five years, the Company has more than doubled the number of Stein Mart stores from 45 in 15 states at year-end 1991 to 123 in 21 states at December 28, 1996. The Company's stores, which average approximately 38,000 gross square feet, are located primarily in neighborhood shopping centers in metropolitan areas.

Business Strategy

    The Company's business strategy is to (i) maintain the quality of merchandise, store appearance, merchandise presentation and customer service levels typical of traditional department and fine specialty stores and (ii) offer value pricing to its customers through its vendor relationships, tight control over corporate and store expenses and efficient management of inventory. The principal elements of the Company's business strategy are as follows:

    Timely, Consistent, Upscale Merchandise.
    The Company purchases upscale, branded merchandise primarily through preplanned buying programs similar to those used by traditional department and fine specialty stores. These preplanned buying programs enable the Company to offer fashionable, current-season assortments on a consistent basis.

    Appealing Store Appearance and Merchandise Presentation.
    The Company creates an ambiance in its stores similar to that of upscale retailers through attractive in-store layout and signage. Merchandise is displayed in lifestyle groupings to encourage multiple purchases.

    Emphasis on Customer Service.
    Customer service is fundamental to Stein Mart's objective of building customer loyalty. Management believes that the Company offers customer service superior to off-price retailers and more comparable to traditional and fine specialty stores.

    Value Pricing through Vendor Relationships.
    In negotiating with Stein Mart, vendors do not build into their pricing structure anticipated returns or markdown and advertising allowances which are typical in the department store industry. Stein Mart passes these savings on to its customers through prices which are typically 25% to 60% below those regularly charged by traditional department and fine specialty stores.

    Efficient Inventory Handling.
    Stein Mart does not rely on a large distribution center or warehousing facility. Rather, it primarily utilizes drop shipments by common carriers from its vendors directly to its stores. This system enables the Company to receive merchandise at each store on a timely basis and to save the time and expense of handling merchandise twice, which is typical of a traditional distribution center structure.

    Operating Efficiencies.
    Management believes that there will be opportunities to create additional operating efficiencies as the Company continues to add stores in new and existing markets.

Expansion Strategy

    The Company's expansion strategy is to add stores in new markets, including those markets with the potential for multiple stores, and existing markets to capture advertising and management efficiencies. The Company plans to open 26 to 28 stores in 1997.

    The Company targets metropolitan statistical areas with populations of 125,000 or more for new store expansion. In determining where to locate new stores, the Company evaluates detailed demographic information, including, among other factors, data relating to income, education levels, age, occupation, the availability of prime real estate locations, existing and potential competitors, and the number of Stein Mart stores that a market can support. As a result of processing only 10% of its merchandise through its distribution center, the Company is not constrained geographically or by the capacity limits of a central facility. This allows management to concentrate on the best real estate opportunities in targeted markets.

    The Company refurbishes existing retail locations or occupies newly constructed stores, which typically are anchor stores in new or existing shopping centers situated near upscale residential areas, ideally with co-tenants that cater to a similar customer base. The Company's ability to negotiate favorable leases and to construct attractive stores with a relatively low investment provides a significant cost advantage over traditional department and fine specialty stores. The cost of opening a prototypical new store includes approximately $450,000 to $650,000 for fixtures, equipment, leasehold improvements and pre-opening expenses (primarily advertising, stocking and training). Pre- opening costs are expensed in the year of opening. Initial inventory investment for a new store is approximately $1 million (a portion of which is financed through vendor credit). New stores typically generate operating profit in the first year of operation.

Merchandising

    Stein Mart's focused assortment of merchandise features moderate to designer brand-name apparel for women, men and children, as well as accessories, gifts, linens, shoes and fragrances. Branded merchandise is complemented by a limited private label program that enhances the Company's assortments of current fashion trends and provides key upper-end classifications in complete size ranges.

    Management believes that Stein Mart differentiates itself from typical off-price retailers by offering: (i) a higher percentage of current-season merchandise carried by traditional department and fine specialty stores at moderate to better price levels, (ii) a stronger merchandising "statement," consistently offering more depth of color and size in individual stockkeeping units, and (iii) a merchandise presentation more comparable to traditional department and fine specialty stores.

    The Company identifies and responds to the latest fashion trends. Within each major merchandise category, the Company offers a focused assortment of the best-selling department and fine specialty store items. Stein Mart's merchandise selection is driven primarily by its own merchandising plans which are based on management's assessment of fashion trends, color, and market conditions. This strategy distinguishes Stein Mart from traditional off-price retailers who achieve cost savings by responding to unplanned buying opportunities. The Company's merchandise is typically priced at levels 25% to 60% below regular prices at these stores, therefore offering distinct value to the Stein Mart customer.

    The following reflects the percentage of the Company's revenues by major merchandise category for the periods indicated:


                                               Fiscal Year Ended
                                ------------------------------------------------
                                December 31,      December 30,      December 28,
                                   1994              1995              1996
                                ------------      ------------      ------------
Ladies' and Boutique apparel       33%               35%               36%
Ladies' accessories                10                11                11
Men's and young men's              21                20                20
Gifts and linens                   19                18                18
Shoes (leased department)           9                 8                 8
Children's                          6                 6                 6
Other                               2                 2                 1
                                  ----              ----              ----
                                  100%              100%              100%
                                  ====              ====              ====

    Ladies' apparel, the Company's largest contributor of revenues, consists of distinctive presentations of dresses, sportswear, petites, juniors and women's sizes at moderate to upper- moderate prices. Stein Mart's distinctive Boutique is a key element of the Company's merchandising strategy to attract the more fashion-conscious customers. The Boutique, a store-within-a-store department, carries better to designer ladies' apparel and offers the presentation and service levels of a fine specialty boutique. Each Stein Mart store has its own Boutique, staffed generally by women employed on a part-time basis who are civically and socially active in the community. The Boutique highlights the Company's strategy of offering upscale merchandise, presentation and service levels at value prices.

    The Company's typical store layout emphasizes ladies' accessories as the fashion focus at the front of each store. The key merchandise in this department is fashion-oriented, brand-name, designer and private label jewelry, as well as scarves, hosiery, leather goods, bath products and fragrances.

    Men's and young men's areas together provide the second largest contribution to revenues. Menswear consists of sportswear, suits, sportcoats, slacks, dress furnishings and a Big and Tall assortment. The Company believes that its merchandise presentation is particularly strong in men's dress furnishings, including branded and private label neckwear and dress shirts.

    The  Exterior  departments  present  a  more  contemporary   fashion-forward
attitude designed to appeal to both ladies and men in the 18 to 40 year old age range.

    Stein Mart's gifts and linens departments consist primarily of a broad assortment of fashion- oriented gifts (rather than basic items) for the home and a wide range of table, bath and bed linens and, in some stores, decorative fabrics. The presentation in this distinctive department emphasizes fashion, lifestyle and seasonal themes and includes the full range of merchandise available in a typical department store. The strength of this category has been the consistent presentation with a higher percentage mix of better goods.

    Stein Mart's children's department offers a range of apparel for infants and children and features an infants gift boutique.

    The Company's shoe department is a leased department operated in individual stores by one of two shoe retailers. The merchandise in this department is presented in a manner consistent with the Company's overall presentation in other departments, stressing fashionable, current-season footwear at value prices. This department offers a variety of men's and women's casual and dress shoes, which complement the range of apparel available in other departments. Shoe department leases provide for the Company to be paid the greater of an annual base rent or a percentage of sales. Almost all of the leases currently pay on the percentage of sales basis.

    In 1995, the Company began leasing its fragrance department to a third-party operator. The operating agreement requires the third-party operator to pay the Company the greater of an annual base amount or a percentage of sales.

Store Appearance

    Stein Mart's stores are designed to reflect the upscale ambiance and appearance of traditional department and fine specialty stores through attractive layout, displays and in-store signage. The prototypical store is approximately 36,000 gross square feet with convenient check-out and customer service areas and attractive, individual dressing rooms. The Company seeks to create excitement in its stores through the continual flow of brand-name merchandise, sales promotions, store layout, merchandise presentation, and the quality, value and depth of its merchandise assortment.

    The Company displays merchandise in lifestyle groupings of apparel and accessories. Management believes that the lifestyle grouping concept strengthens the fashion image of its merchandise and enables the customer to locate desired merchandise in a manner that encourages multiple purchases.

Customer Service

    Customer service is fundamental to Stein Mart's objective of building customer loyalty. The Company's stores offer most of the same services typically found in traditional department and fine specialty stores such as menswear alterations and a liberal merchandise return policy. Each store is staffed to provide a number of sales associates to properly attend to customer needs.

    The Company's training programs for sales associates and cashiers emphasize attentiveness, courtesy and the effective use of selling techniques. The Company reinforces its training programs by employing independent shopping services to monitor associates' success in implementing the principles taught in sales training. Associates who are highly rated by the shopping service receive both formal recognition and cash awards. Management believes this program emphasizes the importance of customer service necessary to create customer loyalty.

Vendor Relationships and Buying

    Stein Mart buys from over 3,500 vendors. Many of these are considered key vendors, with whom the Company enjoys longstanding working relationships that create a continuity of preplanned buying opportunities for upscale, current-season merchandise. Most of the Company's vendors are based in the United States, which generally reduces the time necessary to purchase and obtain shipments and allows the Company to react to merchandise trends in a timely fashion. The Company does not have long-term or exclusive contracts with any particular vendor. In 1996, less than 2% of Stein Mart's purchases were from any single vendor.

    The Company employs several purchasing strategies to provide its customers with a consistent selection of quality, fashionable merchandise at value prices:
(i) Stein Mart commits to its purchases from vendors well in advance of the selling season, in the same manner as department stores, unlike typical off-price retailers who rely heavily on buys of close-out merchandise or overruns; (ii) the Company's information systems enable it to acquire merchandise and track sales information on a store-by-store basis, allowing its buying staff to respond quickly to customer buying trends; and (iii) an in-house merchandise development department works with buyers and brand-name vendors to ensure that the merchandise assortments offered are unique, fashionable, color-forward and of high quality.

       Stein Mart negotiates favorable prices from its vendors by not requiring advertising and markdown allowances or return privileges that are typical in the department store industry, resulting in savings that the Company passes along to its customers in the form of prices that are typically 25% to 60% below those regularly charged by traditional department and fine specialty stores.

       The Company's buying staff is headed by the Chief Merchandising Officer, who is supported by four Vice Presidents - General Merchandising Managers, seven Divisional Merchandising Managers and 28 buyers. In addition to base salary, the merchandising staff receives incentive compensation for achieving certain sales goals within their areas of responsibility. Historically, the Company has had very low turnover within its buying staff, enabling it to capitalize on an experienced, respected group of buyers capable of maintaining and enhancing the Company's vendor relationships.

Information Systems

       The  Company's   information   systems   provide   daily   financial  and
merchandising information that is used by management to make timely and effective purchasing and pricing decisions and for inventory control.

       The Company's inventory control system enables it to achieve economies of scale from bulk purchases while at the same time ordering and tracking separate drop shipments by store. Store inventory levels are regularly monitored and adjusted as sales trends dictate. The inventory control system provides information that enhances management's ability to make informed buying decisions and accommodate unexpected increases or decreases in demand for a particular item. The Company uses bar codes and bar code scanners as part of an integrated inventory management and check-out system in its stores.

       In 1996, the Company installed an upgraded merchandise planning and allocation system which enables the Company to better utilize individual store data. Merchandise buyers will use the system to customize their merchandise assortments at the individual store and department level, based on selected criteria, such as a store's selling patterns, geography and merchandise color preferences. The ability to customize individual store assortments enables the Company to more effectively manage inventory, capitalize on sales trends and reduce markdowns.

       The Company also implemented a computerized time management system in 1996 which assists management in scheduling store associates' hours based on individual store's own customer traffic patterns and necessary tasks. This system will help maximize customer service levels and enhance efficiency.

Store Operations

       The Company has seven Vice Presidents - Regional Directors of Stores who report to the Executive Vice President, Stores. Each oversees between 3 and 15 stores. Two of the Vice Presidents have District Directors of Stores reporting to them, who are each responsible for overseeing 8 to 13 stores. Each Vice President's and District Director's compensation includes an incentive component based on overall performance. Each Stein Mart store is managed by a general manager who reports directly to a Vice President or a District Director. Store general managers are responsible for individual store operations, including hiring, motivating and supervising sales associates; receiving and effectively presenting merchandise; and implementing price change determinations made by the Company's buying staff. Store general managers receive incentive compensation based upon operating results in several key areas, including increases in store sales. In addition to the store general manager and two assistant store managers, each Stein Mart store employs an average of 60 persons as department managers, sales associates, cashiers and in other positions.

       Stein Mart stores are generally open 11 hours per day, 6 days a week, and on Sunday afternoons. The store hours are extended during the Christmas selling season.

Advertising and Sales Promotion

       The Company's advertising strategy stresses the offering of upscale, branded merchandise at significant savings. The Company generally allocates the majority of its advertising budget to newspaper advertising, employing a combination of image, price-and-item and sales event approaches. While newspaper will continue to be the dominant advertising media, some emphasis will shift to national and regional magazines and local radio. Stein Mart's per-store advertising expense is reduced by spreading its advertising over multiple stores in a single market. Management believes the Company also enjoys substantial word-of-mouth advertising benefits from its customer base.

Competition

       Management believes that the Company occupies a market niche closer to traditional department stores than typical off-price retail chains. The Company faces competition for customers and for access to quality merchandise from traditional department stores, fine specialty stores and, to a lesser degree, from off-price retail chains. Many of these competitors are units of large national or regional chains that have substantially greater resources than the Company. The retail apparel industry is highly fragmented and competitive, and the off-price retail business may become even more competitive in the future.

       The principal competitive factors in the retail apparel industry are assortment, presentation, quality of merchandise, price, customer service, vendor relations and store location. Management believes that the Company is well-positioned to compete on the basis of each of these factors.

Employees

       At December 28, 1996, the Company's work force consisted of approximately 7,600 employees (5,100 40-hour equivalent employees). The number of employees fluctuates based on the particular selling season.

Trademarks

       The Company owns the federally registered trademark Stein Mart(R), together with a number of other marks used in conjunction with its private label merchandise program. Stein Mart primarily sells branded merchandise. However, in certain classifications of merchandise, the Company uses several private label programs to provide additional availability of items. Management believes that its trademarks are important but, with the exception of Stein Mart(R) , not critical to the Company's merchandising strategy.

Forward-Looking Statements and Information

       This report and the portions of this report which are incorporated by reference from the 1996 Annual Report to Shareholders include a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. In these reports the words "may", "expect", "anticipate", "believe", "estimate" and similar expressions identify forward-looking statements.

       Any such forward-looking statements contained herein are subject to certain risks and uncertainties that could cause the Company's actual results of operations to differ materially from historical results or current expectations. These factors include, without limitation, intense competition from other retailers many of whom are larger and have greater financial and marketing resources, the availability of suitable new store sites at acceptable lease terms, changes in the level of consumer spending or preferences in apparel, adequate sources of designer and brand-name merchandise at acceptable prices, and the Company's ability to attract and retain qualified employees to support planned growth.

ITEM 2.     PROPERTIES

     At December 28, 1996, the Company operated stores in the following states:

                  State                         Number of Stores
                  -----                         ----------------
                 Alabama                               5
                 Arizona                               6
                 Arkansas                              3
                 Colorado                              2
                 Florida                              18
                 Georgia                               9
                 Indiana                               4
                 Kansas                                2
                 Kentucky                              2
                 Louisiana                             8
                 Mississippi                           4
                 Missouri                              1
                 Nebraska                              1
                 North Carolina                       10
                 Ohio                                  6
                 Oklahoma                              2
                 Pennsylvania                          1
                 South Carolina                        3
                 Tennessee                             7
                 Texas                                24
                 Virginia                              5
                                                     ----
                                                     123




       The Company leases all of its store locations and therefore has been able to grow without incurring indebtedness to acquire real estate. Management believes that the Company has earned a reputation as an "anchor tenant," which, along with its established operating history, has enabled it to negotiate favorable lease terms. Most of the leases provide for minimum rents, as well as percentage rents that are based on sales in excess of predetermined levels.

       The table below reflects (i) the number of the Company's leases (as of December 28, 1996) that will expire each year if the Company does not exercise any of its renewal options, and (ii) the number of the Company's leases that will expire each year if the Company exercises all of its renewal options (assuming the lease is not otherwise terminated by either party pursuant to any other provision).

                     Number of Leases          Number of Leases
                     Expiring Each Year        Expiring Each Year
                     if no Renewals            if all Renewals
                       Exercised                  Exercised
                     --------------            ---------------
    1997                   2                         0
    1998                   3                         0
    1999                   9                         0
    2000                   6                         0
    2001                   7                         0
    2002-2006             64                         8
    2007-2011             31                        17
    2012-2029              1                        98

       The Company has made consistent capital commitments to maintain and improve existing store facilities. During 1996 approximately $3.4 million was spent to upgrade computer equipment, fixtures, equipment and leasehold improvements in stores opened prior to 1996.

       The Company leases approximately 50,000 gross square feet of office space for its corporate headquarters in Jacksonville, Florida. The Company also leases a 56,000 square foot distribution center in Jacksonville for the purpose of processing a limited amount of merchandise (approximately 10%).

       The Company continually evaluates underperforming stores and may choose to close selected underperforming stores. In accordance with this policy, the Company closed its Denver, Colorado store in May, 1992, but opened a new store at a different location in Denver in March, 1996, and closed its Plantation, Florida store in February, 1996.

ITEM 3.     LEGAL PROCEEDINGS

       The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

       The information required by this item is incorporated by reference and is shown in Exhibit 13.


ITEM 6.     SELECTED FINANCIAL DATA

       The information required by this item is incorporated by reference and is shown in Exhibit 13.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS  OF OPERATIONS

       The information required by this item is incorporated by reference and is shown in Exhibit 13.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements with Price Waterhouse LLP report dated February 14, 1997, are incorporated by reference in the Form 10-K Annual Report and are shown in Exhibit 13.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item appears under the caption "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION

       The  information   required  by  this  item  appears  under  the  caption
"Executive Compensation" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

       The information required by this item appears under the caption "Voting Securities" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item appears under the caption "Certain Transactions; Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders and is incorporated by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

Financial Statements

       The financial statements shown in Exhibit 13 are hereby incorporated by reference.

Financial Statement Schedules

       All schedules are omitted because they are not applicable or the required
 information is presented in the financial statements or notes thereto.       .

Reports on Form 8-K

       The Company did not file a report on Form 8-K during the quarter ended December 28, 1996.

Exhibits

  * 3A  -  Articles of Incorporation of the registrant

  * 3B  -  Bylaws of the registrant

    4A  -  See  Exhibits  3A and  3B for  provisions  of  the  Articles  of
           Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the registrant

  * 4B  -  Form of stock certificate for Common Stock

  *10A - Tax Indemnification Agreement between the registrant and Jay Stein and Cynthia G. Stein

 ~*10E  -  Form of Director's and Officer's Indemnification Agreement

   10F - Loan Agreement amendments and related promissory notes between the registrant and Barnett Bank of Jacksonville, N.A. (previously filed as Exhibit 10 to Registrant's 10-Q for the quarter ended
           June 29, 1996 and incorporated herein by reference)

 ~*10G  -  Employee Stock Plan

 ~*10H  -  Form of Non-Qualified Stock Option Agreement

 ~*10I  -  Form of Incentive Stock Option Agreement

  *10J  -  Profit Sharing Plan

 ~*10K  -  Executive Health Plan

 ~*10L  -  Director Stock Option Plan

   13   -  Portions of 1996 Annual Report incorporated by reference into 1996
           Annual Report on Form 10K.

   23   -  Consent of Price Waterhouse LLP

   27   -  Financial Data Schedule



* Previously filed as Exhibit to Form S-1 Registration Statement 33-46322 and incorporated herein by reference.
~ Management Contracts or Compensatory Plan or Arrangements filed pursuant to S-K 601 (10) (iii)(A).

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                STEIN MART, INC.

       Date:  March 27, 1997            By:  /s/ Jay Stein
                                             --------------------------------
                                             Jay Stein, Chairman of the Board
                                             and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 1997.


/s/ Jay Stein                                    /s/ Alvin R. Carpenter
-----------------------------                    ------------------------------
Jay Stein                                        Alvin R. Carpenter
Chairman of the Board and                        Director
  Chief Executive Officer


/s/ John H. Williams, Jr.                        /s/ Albert Ernest, Jr.
-----------------------------                    ------------------------------
John H. Williams, Jr.                            Albert Ernest, Jr.
President, Chief Operating                       Director
 Officer and Director


/s/ Mason Allen                                  /s/ Mitchell W. Legler
-----------------------------                    ------------------------------
Mason Allen                                      Mitchell W. Legler
Senior Executive Vice President,                 Director
 Chief Merchandising Officer
 and Director


/s/ James G. Delfs                               /s/ Michael D. Rose
-----------------------------                    ------------------------------
James G. Delfs                                   Michael D. Rose
Senior Vice President,                           Director
 Chief Financial Officer


/s/ Clayton E. Roberson, Jr.                     /s/ James H. Winston
-----------------------------                    ------------------------------
Clayton E. Roberson, Jr.                         James H. Winston
Vice President, Controller                       Director