Form 10-Q
period 1997-03-29
STEIN MART INC
filed 1997-05-12
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the quarterly period ended                        Commission file number
        March 29, 1997                                      0-20052


                                STEIN MART, INC.
             (Exact name of registrant as specified in its charter)



        Florida                                         64-0466198
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)


1200 Riverplace Blvd., Jacksonville, Florida            32207
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

                                    Yes X No


At May 5, 1997, the latest practicable date, there were 23,070,071 shares outstanding of Common Stock, $.01 par value.

                                Stein Mart, Inc.

                               Index to Form 10-Q


                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements:
            Balance Sheets at March 29, 1997, December 28,
               1996 and March 30, 1996                                 3
            Statement of Income for the three months ended
               March 29, 1997 and March 30, 1996                       4
            Statement of Cash Flows for the three months ended
               March 29, 1997 and March 30, 1996                       5
            Notes to Financial Statements                              6-7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8-10


PART II - OTHER INFORMATION                                            11


  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon  Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K


SIGNATURES                                                             12




                                                            Stein Mart, Inc.
                                                             Balance Sheet
                                                             (In Thousands)

                                                                        March 29,          December 28,              March 30,
                                                                          1997                1996                     1996
                                                                       -----------         ------------             -----------
                                                                       (Unaudited)                                  (Unaudited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                                            $  13,675            $   23,551             $    8,057
   Trade and Other Receivables                                              1,920                 2,291                  1,558
   Inventories                                                            163,025               139,180                138,247
   Prepaid Expenses and Other Current Assets                                2,984                 1,874                  2,706
                                                                       -----------         ------------             -----------
        Total Current Assets                                              181,604               166,896                150,568

Property and Equipment, Net                                                54,919                50,151                 42,424
Other Assets                                                                1,427                 1,217                  1,411
                                                                       -----------         ------------             -----------
         Total Assets                                                    $237,950              $218,264               $194,403
                                                                       ===========         ============             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                                                     $  64,653             $  59,176               $ 53,431
   Accrued Liabilities                                                     17,598                17,187                 12,538
   Income Taxes Payable                                                                           3,945
                                                                       -----------         ------------             -----------
         Total Current Liabilities                                         82,251                80,308                 65,969

Notes Payable to Bank                                                      14,234                     1                 25,099
Deferred Income Taxes                                                       5,812                 5,812                  4,397
                                                                       -----------         ------------             -----------
         Total Liabilities                                                102,297                86,121                 95,465

Stockholders' Equity:
   Preferred stock - $.01 par value; 1,000,000 shares
      authorized; there are no shares outstanding
   Common  stock - $.01 par  value;  50,000,000  shares
      authorized;  22,979,476 shares issued and outstanding
      at March 29, 1997;  22,811,444 shares issued and
      outstanding at December 28, 1996 and 22,157,716 shares
      issued and outstanding at March 30, 1996                                230                   228                    222
   Paid-in Capital                                                         43,017                40,904                 34,223
   Retained Earnings                                                       92,406                91,011                 64,493
                                                                       -----------         ------------             -----------
         Total Stockholders' Equity                                       135,653               132,143                 98,938
                                                                       -----------         ------------             -----------
         Total Liabilities and Stockholders' Equity                      $237,950              $218,264               $194,403
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





                                                            Stein Mart, Inc.
                                                           Statement of Income
                                                               (Unaudited)
                                                 (In Thousands Except Per Share Amounts)




                                                                           For The
                                                                     Three Months Ended
                                                              --------------------------------
                                                               March 29,             March 30,
                                                                 1997                  1996
                                                              ----------             ---------

Net Sales                                                      $151,387              $108,517
Cost of Merchandise Sold                                        115,833                83,637
                                                              ----------             ---------

   Gross Profit                                                  35,554                24,880

Selling, General and Administrative Expenses                     35,053                27,163
Other Income, Net                                                 1,915                 1,641
                                                              ----------             ---------

    Income (Loss) From Operations                                 2,416                  (642)

Interest Expense                                                    129                   282
                                                              ----------             ---------

Income (Loss) Before Income Taxes                                 2,287                  (924)
Income Tax (Provision) Benefit                                     (892)                  360
                                                              ----------             ---------

    Net Income (Loss)                                          $  1,395              $   (564)
                                                              ==========             =========

Weighted Average Shares Outstanding                              23,875                23,357
                                                              ==========             =========

Net Income (Loss) Per Share                                    $   0.06              $  (0.02)
                                                              ==========             =========









         The  accompanying  notes are an integral part of these financial statements.




                                                            Stein Mart, Inc.
                                                         Statement of Cash Flows
                                                               (Unaudited)
                                                             (In Thousands)

                                                                                       For The
                                                                                  Three Months Ended
                                                                            -------------------------------
                                                                             March 29,            March 30,
                                                                               1997                  1996
                                                                            ----------           ----------

Cash Flows from Operating Activities:
    Net Income (Loss)                                                        $  1,395            $    (564)
    Adjustments to Reconcile Net Income (Loss) to Net Cash
       Used in Operating Activities:
            Depreciation and Amortization                                       2,025                1,520
            (Increase) Decrease In:
                Trade and Other Receivables                                       371                 (247)
                Inventories                                                   (23,845)             (25,286)
                Prepaid Expenses and Other Current Assets                      (1,110)                (751)
                Other Assets                                                     (210)                  47
             Increase (Decrease) In:
                Accounts Payable                                                5,477                5,815
                Accrued Liabilities                                               411               (2,084)
                Income Taxes Payable                                           (3,945)              (5,445)
                                                                            ----------           ----------

   Net Cash Used in Operating Activities                                      (19,431)             (26,995)

Cash Flows Used in Investing Activities:
    Net Acquisition of Property and Equipment                                  (6,793)              (3,253)

Cash Flows from Financing Activities:
    Net Borrowings Under Notes Payable to Bank                                 14,233               25,098
    Proceeds from Exercise of Stock Options and
        Related Income Tax Benefits                                             2,410                  399
    Purchase of Common Stock                                                     (295)              (2,333)
                                                                            ----------           ----------
    Net Cash Provided By Financing Activities                                  16,348               23,164
                                                                            ----------           ----------

Net Decrease in Cash and Cash Equivalents                                      (9,876)              (7,084)

Cash and Cash Equivalents at Beginning of Year                                 23,551               15,141
                                                                            ----------           ----------

Cash and Cash Equivalents at End of Period                                   $ 13,675            $   8,057
                                                                            ==========           ==========
Supplemental Disclosures of Cash Flow Information:
    Interest Paid                                                          $      425            $     237
    Income Taxes Paid                                                           5,367                5,750

              The  accompanying  notes are an integral  part of these financial statements.

                                Stein Mart, Inc.

                          Notes to Financial Statements
                                   (Unaudited)



Basis of Presentation
---------------------

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended December 28, 1996.

Common Stock Repurchase
-----------------------

During the three months ended March 29, 1997, the Company repurchased 15,000 shares for $295,000 and during the three months ended March 30, 1996, repurchased 255,000 shares for $2,333,000.

Employee Stock Purchase Plan
----------------------------

In February 1997, the Board of Directors adopted, subject to stockholder approval, the Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the Stock Purchase Plan, all employees who complete 90 days employment with the Company and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan are permitted to use their payroll deductions to acquire shares at 85% of the fair market value of the Company's stock determined at either the beginning or end of each option period. Shares eligible under the Plan are limited to 400,000 shares in the aggregate and the Plan will be effective for the years of 1997 through 2000, with no more than 100,000 shares being made available in each calendar year.

Employee Stock Plan
-------------------

In March 1997, the Board of Directors adopted, subject to stockholder approval, an amendment to the Company's Employee Stock Plan (the "Plan"), increasing the number of shares authorized for issuance under the Plan from 3,000,000 shares to a total of 4,500,000 shares.

                                Stein Mart, Inc.

                          Notes to Financial Statements
                                   (Unaudited)



Earnings Per Share
------------------

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the common stock equivalents related to stock options for each period.

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), was issued. FAS 128 is effective for periods ending after December 15, 1997. FAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. FAS 128 had no effect on net income per share for the three months ended March 29, 1997.

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations




This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. In these reports the words "may", "expect", "anticipate", "believe", "estimate" and similar expressions identify forward looking statements.

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

Results of Operations
---------------------

For the three months ended March 29, 1997 compared with the three months ended March 30, 1996:

Ten stores were opened during the first quarter of this year, bringing to 133 the number of stores in operation this year compared to 102 stores in operation at the end of the first quarter of 1996.

Net sales for the quarter ended March 29, 1997 were $151.4 million, a 39.5 percent increase over the $108.5 million for the first quarter of 1996. Comparable store net sales increased 16.2 percent from the first quarter of 1996.

Gross profit for the quarter ended March 29, 1997 increased to $35.6 million,  a
42.9 percent increase over the $24.9 million for the first quarter of 1996. Gross profit as a percent of net sales increased 0.6 percent to 23.5 percent for the first quarter this year from 22.9 percent for the first quarter last year. This increase resulted primarily from leveraging of occupancy costs.

For the quarter ended March 29, 1997 selling, general and administrative expenses were $35.1 million, or 23.2 percent of net sales, compared to $27.2 million, or 25.0 percent of net sales for the same 1996 quarter. The $7.9 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the first quarter of 1997 as compared to the number of stores in operation during the first quarter of 1996. The decrease of 1.8 percent of sales resulted from leveraging of selling, general and administrative expenses.

Other income, primarily from in-store leased shoe departments, increased to $1.9 million for the first quarter of 1997 compared to $1.6 million for the first quarter of 1996. The increase resulted primarily from the additional stores operated during the quarter this year.

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations




Results of Operations (continued)
---------------------

Interest expense was $129,000 for the first quarter of 1997 and $282,000 for the first quarter of 1996. The $153,000 decrease in interest expense resulted from decreased borrowings for working capital for the additional stores for the first quarter of 1997 compared to the first quarter of 1996 and lower interest rates than were in effect last year.

The effective tax rate of 39.0 percent remained constant for the first quarter of both years.

Net income for the first quarter of 1997 was $1.4 million or $0.06 per share compared to a net loss of $564,000 or $0.02 loss per share for the first quarter of 1996.

The information in the following table is presented as a percentage of net sales for the periods indicated:


                                                                     Quarter Ended
                                                             ------------------------------
                                                             3/29/97               3/30/96
                                                             -------               --------

Net Sales                                                     100.0%                100.0%
Cost of Merchandise Sold                                       76.5                  77.1
                                                             -------               --------
   Gross Profit                                                23.5                  22.9

Selling, General and Administrative Expenses                   23.2                  25.0
Other Income, Net                                               1.3                   1.5
                                                             -------               --------
   Income (Loss) from Operations                                1.6                  (0.6)
Interest Expense                                                0.1                   0.3
                                                             -------               --------
   Income (Loss) before Income Taxes                            1.5                  (0.9)
Income Tax (Provision) Benefit                                 (0.6)                  0.4
                                                             -------               --------
   Net Income (Loss)                                            0.9%                 (0.5)%
                                                             =======               ========


Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $19.4 million and $27.0 million for the first quarters of 1997 and 1996, respectively. During the first quarter of both years inventory levels were increased to provide inventory for the additional stores in operation and for the Easter selling season. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending January 3, 1998.

                                Stein Mart, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations




Liquidity and Capital Resources (continued)
-------------------------------

During the first three months of 1997 and 1996, cash flow used in investing activities was $6.8 million and $3.3 million, respectively, for acquisition of fixtures, equipment, and leasehold improvements for new stores, information system enhancements and improvements to existing stores. Total capital expenditures for 1997 are projected to be approximately $22.0 million.

Cash flow from financing activities was $16.3 million for the first quarter of 1997 and $23.2 million for the first quarter of 1996 which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. This year's first quarter includes $2.4 million of proceeds from the exercise of stock options and related income tax benefits compared to $.4 million in last year's first quarter. During the first quarter of 1997, cash was used to repurchase 15,000 shares of the Company's common stock for $295,000 and in last year's first quarter 255,000 shares were repurchased for $2.3 million.

The Company believes that cash flow generated from operating activities, combined with the revolving credit agreement and vendor credit will be sufficient to fund current and long-term capital expenditures and working capital requirements.

Seasonality and Inflation
-------------------------

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

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K
                  (a) Exhibit 27 - Financial Data Schedule

                  (b) No reports on Form 8-K were filed during the quarter ended
                      March 29, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Stein Mart, Inc.


Date:   May 12, 1997                                 /s/ John H. Williams, Jr.
        ------------                        ------------------------------------
                                                         John H. Williams, Jr.
                                            President, Chief Operating Officer



                                                            /s/ James G. Delfs
                                            ------------------------------------
                                                                James G. Delfs
                                                         Senior Vice President,
                                                       Chief Financial Officer