Form 10-Q
period 1997-06-28
STEIN MART INC
filed 1997-08-11
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the quarterly period ended                          Commission file number
         June 28, 1997                                         0-20052


                                STEIN MART, INC.
             (Exact name of registrant as specified in its charter)



         Florida                                        64-0466198
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)


1200 Riverplace Blvd., Jacksonville, Florida            32207
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

At August 4, 1997, the latest practicable date, there were 23,182,155 shares outstanding of Common Stock, $.01 par value.

                                Stein Mart, Inc.

                               Index to Form 10-Q


                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements:
              Balance Sheets at June 28, 1997, December 28,
                  1996 and June 29, 1996                                 3
              Statement of Income for the three months and six
                   months ended June 28, 1997 and June 29, 1996          4
              Statement of Cash Flows for the six months ended
                   June 28, 1997 and June 29, 1996                       5
              Notes to Financial Statements                              6-7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8-11


PART II - OTHER INFORMATION                                              12


  Item 1.  Legal Proceedings
  Item 2.  Changes in Securities
  Item 3.  Defaults Upon  Senior Securities
  Item 4.  Submission of Matters to a Vote of Security Holders
  Item 5.  Other Information
  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                               13


                                                       Stein Mart, Inc.
                                                        Balance Sheet
                                                       (In Thousands)

                                                                          June 28,      December 28,         June 29,
                                                                            1997           1996               1996
                                                                       -----------      ------------       -----------
                                                                       (Unaudited)                         (Unaudited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                                              $  8,089          $ 23,551          $  6,326
   Trade and Other Receivables                                               2,097             2,291             1,213
   Inventories                                                             162,309           139,180           140,479
   Prepaid Expenses and Other Current Assets                                 2,777             1,874             2,750
                                                                      ------------      ------------      ------------
         Total Current Assets                                              175,272           166,896           150,768

Property and Equipment, Net                                                 57,044            50,151            44,288
Other Assets                                                                 1,353             1,217             1,350
                                                                      ------------      ------------      ------------
         Total Assets                                                     $233,669          $218,264          $196,406
                                                                      ============      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                                                       $ 39,500          $ 59,176          $ 39,323
   Accrued Liabilities                                                      17,569            17,187            14,064
   Income Taxes Payable                                                      3,237             3,945             3,448
                                                                      ------------      ------------      ------------
         Total Current Liabilities                                          60,306            80,308            56,835

Notes Payable to Bank                                                       20,447                 1            28,527
Deferred Income Taxes                                                        5,812             5,812             4,397
                                                                      ------------      ------------      ------------
         Total Liabilities                                                  86,565            86,121            89,759

Stockholders' Equity:
   Preferred stock - $.01 par value; 1,000,000 shares
      authorized; there are no shares outstanding
   Common  stock - $.01 par  value;  50,000,000  shares
      authorized;  23,117,627 shares issued and
      outstanding at June 28, 1997;  22,811,444 shares
      issued and  outstanding  at December 28, 1996
      and  22,172,171  shares  issued and outstanding
      at June 29, 1996                                                         232               228               222
   Paid-in Capital                                                          44,783            40,904            34,220
   Retained Earnings                                                       102,089            91,011            72,205
                                                                      ------------      ------------      ------------
         Total Stockholders' Equity                                        147,104           132,143           106,647
                                                                      ------------      ------------      ------------
         Total Liabilities and Stockholders' Equity                       $233,669          $218,264          $196,406
                                                                      ============      ============      ============

                         The  accompanying  notes are an integral  part of these financial statements.


                                                        Stein Mart, Inc.
                                                      Statement of Income
                                                          (Unaudited)
                                             (In Thousands Except Per Share Amounts)


                                                                      For The                           For The
                                                                Three Months Ended                  Six Months Ended
                                                             ------------------------            ------------------------
                                                             June 28,        June 29,            June 28,        June 29,
                                                               1997            1996                1997            1996
                                                             --------        --------            --------        --------
Net Sales                                                    $183,604        $149,400            $334,991        $257,917
Cost of Merchandise Sold                                      130,810         106,597             246,643         190,234
                                                             --------        --------            --------        --------

    Gross Profit                                               52,794          42,803              88,348          67,683

Selling, General and Administrative Expenses                   38,961          31,756              74,014          58,919
Other Income, Net                                               2,310           1,978               4,225           3,619
                                                             --------        --------            --------        --------

    Income From Operations                                     16,143          13,025              18,559          12,383

Interest Expense                                                  269             383                 398             665
                                                             --------        --------            --------        --------

Income Before Income Taxes                                     15,874          12,642              18,161          11,718
Provision for Income Taxes                                      6,191           4,930               7,083           4,570
                                                             --------        --------            --------        --------

    Net Income                                               $  9,683        $  7,712            $ 11,078        $  7,148
                                                             ========        ========            ========        ========

Weighted Average Shares Outstanding                            24,063          23,504              23,969          23,430

Net Income Per Share                                         $   0.40        $   0.33            $   0.46        $   0.31
                                                             ========        ========            ========        ========










                            The accompanying notes are an integral part of these financial statements.

                                                   Stein Mart, Inc.
                                               Statement of Cash Flows
                                                    (Unaudited)
                                                   (In Thousands)
                                                                                        For The
                                                                                    Six Months Ended
                                                                              ----------------------------
                                                                              June 28,           June 29,
                                                                                1997               1996
                                                                              ---------          ---------
Cash Flow from Operating Activities:
    Net Income                                                                $ 11,078           $  7,148
    Adjustments to Reconcile Net Income to Net Cash Used In
       Operating Activities:
           Depreciation and Amortization                                         4,165              3,129
           (Increase) Decrease In:
               Trade and Other Receivables                                         194                 98
               Inventories                                                     (23,129)           (27,518)
               Prepaid Expenses and Other Current Assets                          (903)              (795)
               Other Assets                                                       (136)               108
            Increase (Decrease) In:
               Accounts Payable                                                (19,676)            (8,293)
               Accrued Liabilities                                                 382               (558)
               Income Taxes Payable                                               (708)            (1,997)
                                                                              ---------          ---------

   Net Cash Used in Operating Activities                                       (28,733)           (28,678)

Cash Flows Used in Investing Activities:
   Net Acquisition of Property and Equipment                                   (11,058)            (6,726)

Cash Flows from Financing Activities:
   Net Borrowings Under Notes Payable to Bank                                   20,446             28,526
   Proceeds from Exercise of Stock Options and Related
            Income Tax Benefits                                                  6,683                689
   Purchase of Common Stock                                                     (2,800)            (2,626)
                                                                              ---------          ---------
   Net Cash Provided By Financing Activities                                    24,329             26,589
                                                                              ---------          ---------

Net Decrease in Cash and Cash Equivalents                                      (15,462)            (8,815)

Cash and Cash Equivalents at Beginning of Year                                  23,551             15,141
                                                                              ---------          ---------

Cash and Cash Equivalents at End of Period                                    $  8,089           $  6,326
                                                                              =========          =========

Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                              $    554           $    516
   Income Taxes Paid                                                             5,759              6,254

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

Common Stock Repurchase
-----------------------
During the six months ended June 28, 1997, the Company repurchased 106,000 shares for $2,800,000 and during the six months ended June 29, 1996, the Company repurchased 270,000 shares for $2,626,000.

Employee Stock Purchase Plan
----------------------------
In May 1997, the stockholders approved the Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the Stock Purchase Plan, all employees who complete 6 months employment with the Company and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan are permitted to use their payroll deductions to acquire shares at 85% of the fair market value of the Company's stock determined at either the beginning or end of each option period. Shares eligible under the Plan are limited to 400,000 shares in the aggregate and the Plan will be effective for the years 1997 through 2000, with no more than 100,000 shares being made available in each calendar year.

Employee Stock Plan
-------------------
In May 1997, the stockholders approved an amendment to the Company's Employee Stock Plan (the "Plan"), increasing the number of shares authorized for issuance under the Plan from 3,000,000 shares to a total of 4,500,000 shares.

                                Stein Mart, Inc.

                          Notes to Financial Statements
                                   (Unaudited)



Earnings Per Share
------------------
Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the common stock equivalents related to stock options for each period.

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), was issued. FAS 128 is effective for periods ending after December 15, 1997. FAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding for the period. FAS 128 is not anticipated to have a material effect on net income per share.

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

Results of Operations
---------------------
For the three months ended June 28, 1997 compared with the three months ended June 29, 1996:

Three stores were opened during the second quarter this year, bringing to 136 the number of stores in operation this year compared to 109 stores in operation at the end of the second quarter of 1996.

Net sales for the quarter ended June 28, 1997 were $183.6 million, a 22.9 percent increase over the $149.4 million for the second quarter of 1996. Comparable store net sales increased 3.8 percent from the second quarter of 1996.

Gross profit for the quarter ended June 28, 1997 increased to $52.8  million,  a
23.3 percent increase over the $42.8 million for the second quarter of 1996. Gross profit as a percent of net sales increased 0.1 percent to 28.8 percent for the second quarter this year from 28.7 percent for the second quarter last year. This increase resulted primarily from an improvement in markup offset by slight increases in markdowns and occupancy costs.

For the quarter ended June 28, 1997 selling, general and administrative expenses were $39.0 million, or 21.2 percent of net sales, compared to $31.8 million, or
21.3 percent of net sales for the same 1996 quarter. The $7.2 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the second quarter of 1997 as compared to the number of stores in operation during the second quarter of 1996.

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations




Results of Operations (continued)
---------------------
Other income, primarily from in-store leased shoe departments, increased to $2.3 million for the second quarter of 1997 compared to $2.0 million for the second quarter of 1996. The increase resulted from the additional stores operated during the quarter this year.

Interest expense was $269,000 for the second quarter of 1997 and $383,000 for the second quarter of 1996. The $114,000 decrease in interest expense resulted from decreased borrowings for working capital offset by slightly higher interest rates than were in effect last year.

The effective tax rate of 39.0 percent remained constant for the second quarter of both years.

Net income for the second quarter of 1997 was $9.7 million or $0.40 per share compared to net income of $7.7 million or $0.33 per share for the second quarter of 1996.

For the six months ended June 28, 1997 compared with the six months ended June 29, 1996:

Thirteen stores were opened during the first six months of 1997 and ten stores were opened during the first six months of 1996.

Net sales for the first six months of 1997 were $335.0 million, a 29.9 percent increase over sales of $257.9 million for the first six months of 1996. Comparable store net sales for the first six months of 1997 increased by 9.2 percent from the first six months of 1996.

Gross profit for the first six months of 1997 was $88.3 million or 26.4 percent of net sales compared to $67.7 million or 26.2 percent of net sales for the same six month period of 1996. The 0.2 percent increase in the gross profit percent resulted primarily from an improvement in markup partially offset by a slight increase in markdowns.

Selling, general and administrative expenses were $74.0 million or 22.1 percent of net sales for the first six months of 1997 and $58.9 million or 22.8 percent for the first six months of 1996. The $15.1 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the first six months of 1997 as compared to the number of stores in operation during the first six months of 1996. The decrease of 0.7 percent of sales resulted from leveraging of selling, general and administrative expenses.

Other income, primarily from in-store leased shoe departments, increased to $4.2 million for the first half of 1997 compared to $3.6 million for the first half of 1996. The increase resulted primarily from the additional stores operated during the first six months this year.

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations





Results of Operations (continued)
---------------------
Interest expense was $398,000 for the first half of 1997 and $665,000 for the first half of 1996. The $267,000 decrease in interest expense resulted from decreased borrowings for working capital for the first half of 1997 compared to the first half of 1996 offset by slightly higher interest rates than were in effect last year.

The effective tax rate of 39.0 percent remained constant for the first half of both years.

Net income for the first six months of 1997 was $11.1 million or $0.46 per share compared to net income of $7.1 million or $0.31 per share for the first six months of 1996.

The information in the following table is presented as a percentage of net sales for the periods indicated:

                                               Quarter Ended                   Six Months Ended
                                       ---------------------------        -----------------------
                                          6/28/97          6/29/96          6/28/97       6/29/96
                                       ----------       ----------        ---------     ---------
Net Sales                                  100.0%           100.0%          100.0%         100.0%
Cost of Merchandise Sold                    71.2             71.3            73.6           73.8
                                       ----------       ----------        --------      ----------
      Gross Profit                          28.8             28.7            26.4           26.2
Selling, General and
      Administrative Expenses               21.2             21.3            22.1           22.8
Other Income, Net                            1.2              1.3             1.2            1.4
                                       ----------       ----------        --------      ----------
      Income from Operations                 8.8              8.7             5.5            4.8
Interest Expense                             0.2              0.2             0.1            0.3
                                       ----------       ----------        --------      ----------
      Income before Income Taxes             8.6              8.5             5.4            4.5
Provision for Income Taxes                   3.3              3.3             2.1            1.7
                                       ----------       ----------        --------      ----------
      Net Income                             5.3%             5.2%            3.3%           2.8%
                                       ==========       ==========        ========      ==========

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Liquidity and Capital Resources
-------------------------------
Net cash used in operating activities was $28.7 million during both the first six months of 1997 and 1996. During the first half of both years cash was used to acquire inventory for the additional stores in operation and to reduce the net amount of current liabilities. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending January 3, 1998.

During the first six months of 1997 and 1996, cash flow used in investing activities was $11.1 million and $6.7 million, respectively, for acquisition of fixtures, equipment, and leasehold improvements for new stores, information system enhancements and improvements to existing stores. Total capital expenditures for 1997 are projected to be approximately $22.0 million.

Cash flow from financing activities was $24.3 million for the first six months of 1997 and $26.6 million for the first six months of 1996 which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. This year's first half includes $6.7 million of proceeds from the exercise of stock options and related income tax benefits compared to $0.7 million in last year's first half. During the first half of 1997, cash was used to repurchase 106,000 shares of the Company's common stock for $2.8 million and in last year's first half 270,000 shares were repurchased for $2.6 million.

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

                                Stein Mart, Inc.
                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders
          The company held its 1997 annual meeting of stockholders on May 12, 1997. At the meeting all of the Company's directors were elected to serve for one-year terms. Thevote for each nominee for director was as follows:

                                                             Votes
             Name of Director           Votes For          Withheld
             ----------------           ---------          --------
             Jay Stein                  20,275,473           98,186
             John H. Williams, Jr.      20,275,673           97,986
             Mason Allen                20,276,023           97,636
             Pete Carpenter             20,254,550          119,109
             Albert Ernest, Jr.         20,292,866           80,793
             Mitchell W. Legler         20,194,199          179,460
             Michael D. Rose            20,221,350          152,309
             James H. Winston           20,292,573           81,086

          At the meeting, the stockholders also voted to approve amending the Stein Mart Employee Stock Plan (the "Plan") to increase the number of shares of Company Common Stock covered by the Plan by 1,500,000 shares, from 3,000,000 to 4,500,000 shares. The vote on the amendment was as follows: 13,856,062 shares "for", 5,224,287 shares "against", and 10,767 shares "abstain", with 1,282,543 shares constituting broker non-votes.

          The stockholders also voted to adopt the Stein Mart, Inc. Employee Stock Purchase Plan. The vote was as follows: 19,054,827 shares "for", 128,031 shares "against", and 13,500 shares "abstain", with 1,177,301 shares constituting broker non-votes.

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K
          (a) Exhibit 27 - Financial Data Schedule
          (b) No reports on Form 8-K were filed during the quarter ended June 28, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Stein Mart, Inc.


Date:   August 8, 1997                                /s/ John H. Williams, Jr.
        --------------                  ---------------------------------------
                                                          John H. Williams, Jr.
                                            President, Chief Operating Officer



                                                            /s/ James G. Delfs
                                        ---------------------------------------
                                                                James G. Delfs
                                                         Senior Vice President,
                                                       Chief Financial Officer