Form 10-Q
period 1997-09-27
STEIN MART INC
filed 1997-11-10
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended                           Commission file number
    September 27, 1997                                        0-20052


                                STEIN MART, INC.
             (Exact name of registrant as specified in its charter)



            Florida                                      64-0466198
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)


1200 Riverplace Blvd., Jacksonville, Florida             32207
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

At November 3, 1997, the latest practicable date, there were 23,200,709 shares outstanding of Common Stock, $.01 par value.

                                Stein Mart, Inc.

                               Index to Form 10-Q


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements:
                Balance Sheets at September 27, 1997, December 28,
                      1996 and September 28, 1996                          3
                Statement of Income for the three months and nine months
                      ended September 27, 1997 and September 28, 1996      4
                Statement of Cash Flows for the nine months ended
                      September 27, 1997 and September 28, 1996            5
                Notes to Financial Statements                              6-7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8-11


PART II - OTHER INFORMATION                                                12


  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon  Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K


SIGNATURES                                                                 13

                                Stein Mart, Inc.
                                  Balance Sheet
                                 (In Thousands)
                                                             September 27,      December 28,      September 28,
                                                                 1997              1996                 1996
                                                             -------------      ------------      -------------
                                                              (Unaudited)                           (Unaudited)
ASSETS
Current Assets:
  Cash and Cash Equivalents                                  $      15,040        $    23,551     $      7,847
  Trade and Other Receivables                                        2,606              2,291            1,367
  Inventories                                                      194,033            139,180          153,797
  Prepaid Taxes                                                                                          5,301
  Prepaid Expenses and Other Current Assets                          2,899              1,874            2,604
                                                             --------------       ------------    -------------
    Total Current Assets                                           214,578            166,896          170,916

Property and Equipment, Net                                         60,670             50,151           46,642
Other Assets                                                         1,308              1,217            1,279
                                                             --------------       ------------    -------------
    Total Assets                                                  $276,556        $   218,264     $    218,837
                                                             ==============       ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                           $      73,955        $    59,176     $     54,308
  Accrued Liabilities                                               19,644             17,187           13,839
  Income Taxes Payable                                                  64              3,945
                                                             --------------       ------------    -------------
    Total Current Liabilities                                       93,663             80,308           68,147

Notes Payable to Bank                                               25,941                  1           28,702
Deferred Income Taxes                                                5,812              5,812            4,397
                                                             --------------       ------------    -------------
    Total Liabilities                                              125,416             86,121           101,246

Stockholders' Equity:
  Preferred stock - $.01 par value; 1,000,000 shares
    authorized; there are no shares outstanding
  Common stock - $.01 par  value; 50,000,000 shares
    authorized; 23,219,959 shares issued and
    outstanding at September 27, 1997; 22,811,444
    shares issued and outstanding at December 28,
    1996 and 22,903,375 shares issued and
    outstanding at September 28, 1996                                  232                228              229
  Paid-in Capital                                                   45,779             40,904           42,746
  Retained Earnings                                                105,129             91,011           74,616
                                                             --------------       ------------    -------------
    Total Stockholders' Equity                                     151,140            132,143          117,591
                                                             --------------       ------------    -------------
    Total Liabilities and Stockholders' Equity               $     276,556        $   218,264     $    218,837
                                                             ==============       ============    =============

   The accompanying notes are an integral part of these financial statements.

                                Stein Mart, Inc.
                               Statement of Income
                                   (Unaudited)
                     (In Thousands Except Per Share Amounts)

                                                               For The                        For The
                                                          Three Months Ended              Nine Months Ended
                                                    -----------------------------    -----------------------------
                                                    September 27,   September 28,    September 27,   September 28,
                                                        1997            1996             1997            1996
                                                    -------------   -------------    -------------   -------------
Net Sales                                             $166,734        $131,264         $501,725        $389,181
Cost of Merchandise Sold                               126,732         100,081          373,375         290,315
                                                    -------------   -------------    -------------    -------------

       Gross Profit                                     40,002          31,183          128,350          98,866

Selling, General and Administrative Expenses            36,914          28,445          110,928          87,364
Other Income, Net                                        2,250           1,656            6,475           5,275
                                                    -------------   -------------    -------------   -------------

       Income From Operations                            5,338           4,394           23,897          16,777

Interest Expense                                           354             441              752           1,106
                                                    -------------   -------------    -------------   -------------

Income Before Income Taxes                               4,984           3,953           23,145          15,671
Provision for Income Taxes                               1,944           1,542            9,027           6,112
                                                    -------------   -------------    -------------   -------------

       Net Income                                     $  3,040        $  2,411         $ 14,118        $  9,559
                                                    =============   =============    =============   =============

Weighted Average Shares Outstanding                     24,164          23,750           24,034          23,537

Net Income Per Share                                  $   0.13        $   0.10         $   0.59        $   0.41
                                                    =============   =============    =============   =============



   The accompanying notes are an integral part of these financial statements.


                                Stein Mart, Inc.
                             Statement of Cash Flows
                                   (Unaudited)
                                 (In Thousands)
                                                                           For The
                                                                      Nine Months Ended
                                                                ------------------------------
                                                                September 27,    September 28,
                                                                     1997           1996
                                                                -------------    -------------
Cash Flows from Operating Activities:
     Net Income                                                   $ 14,118         $  9,559
     Adjustments to Reconcile Net Income to Net Cash Used In
         Operating Activities:
               Depreciation and Amortization                         6,382            4,818
               (Increase) Decrease In:
                     Trade and Other Receivables                      (315)             (56)
                     Inventories                                   (54,853)         (40,836)
                     Prepaid Taxes                                                   (5,301)
                    Prepaid Expenses and Other Current Assets       (1,025)            (649)
                     Other Assets                                      (91)             179
                Increase (Decrease) In:
                     Accounts Payable                               14,779            6,692
                     Accrued Liabilities                             2,457             (783)
                     Income Taxes Payable                           (3,881)          (5,445)
                                                                -------------    -------------

    Net Cash Used in Operating Activities                          (22,429)         (31,822)

Cash Flows Used in Investing Activities:
    Net Acquisition of Property and Equipment                      (16,901)         (10,769)

Cash Flows from Financing Activities:
    Net Borrowings Under Notes Payable to Bank                      25,940           28,701
    Proceeds from Exercise of Stock Options and Related
                Income Tax Benefits                                  7,679            9,222
    Purchase of Common Stock                                        (2,800)          (2,626)
                                                                -------------    -------------
    Net Cash Provided By Financing Activities                       30,819           35,297
                                                                -------------    -------------
Net Decrease in Cash and Cash Equivalents                           (8,511)          (7,294)

Cash and Cash Equivalents at Beginning of Year                      23,551           15,141
                                                                -------------    -------------
Cash and Cash Equivalents at End of Period                        $ 15,040         $  7,847
                                                                =============    =============

Supplemental Disclosures of Cash Flow Information:
    Interest Paid                                                 $    842         $    905
    Income Taxes Paid                                                8,530           12,081

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

Notes Payable to Bank
---------------------
In August 1997, the Company amended its revolving credit agreement to decrease the interest rate to .35% over the London Inter-Bank Offering Rate (LIBOR), to extend the expiration date to June 29, 2000, to extend the expiration date of the letter of credit facility to June 30, 1998 and to increase the bankers acceptance facility from $10 million to $25 million.

Common Stock Repurchase
-----------------------
During the nine months ended September 27, 1997, the Company repurchased 106,000 shares for $2,800,000 and during the nine months ended September 28, 1996, the Company repurchased 270,000 shares for $2,626,000.

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

                                Stein Mart, Inc.

                          Notes to Financial Statements
                                   (Unaudited)
Employee Stock Plan
-------------------
In May 1997, the stockholders approved an amendment to the Company's Employee Stock Plan (the "Plan"), increasing the number of shares authorized for issuance under the Plan from 3,000,000 shares to a total of 4,500,000 shares.

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

Results of Operations
---------------------
For the three months ended September 27, 1997 compared with the three months ended September 28, 1996:

Eight stores were opened during the third quarter this year, bringing to 144 the number of stores in operation this year compared to 112 stores in operation at the end of the third quarter of 1996.

Net sales for the quarter ended September 27, 1997 were $166.7 million, a 27.0 percent increase over the $131.3 million for the third quarter of 1996. Comparable store net sales increased 5.8 percent from the third quarter of 1996.

Gross profit for the quarter ended September 27, 1997 increased to $40.0 million, a 28.3 percent increase over the $31.2 million for the third quarter of 1996. Gross profit as a percent of net sales increased 0.2 percent to 24.0 percent for the third quarter this year from 23.8 percent for the third quarter last year. This increase resulted primarily from an improvement in markup offset by slight increases in markdowns and occupancy costs.

For the quarter ended September 27, 1997 selling, general and administrative expenses were $36.9 million, or 22.1 percent of net sales, compared to $28.4 million, or 21.7 percent of net sales for the same 1996 quarter. The $8.5 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the third quarter of 1997 as compared to the number of stores in operation during the third quarter of 1996. The 0.4 percent increase in selling, general and administrative expenses as a percent of net sales for the quarter is due to eight stores opened during the third quarter this year compared to three stores opened during the third quarter of 1996.

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations (continued)
---------------------------------
Other income, primarily from in-store leased shoe departments, increased to $2.3 million for the third quarter of 1997 compared to $1.7 million for the third quarter of 1996. The increase resulted from the additional stores operated during the quarter this year.

Interest expense was $354,000 for the third quarter of 1997 and $441,000 for the third quarter of 1996. The $87,000 decrease in interest expense resulted from decreased borrowings for working capital offset by slightly higher interest rates than were in effect last year.

The effective tax rate of 39.0 percent remained constant for the third quarter of both years.

Net income for the third quarter of 1997 was $3.0 million or $0.13 per share compared to net income of $2.4 million or $0.10 per share for the third quarter of 1996.

For the nine months ended September 27, 1997 compared with the nine months ended September 28, 1996:

Twenty-one stores were opened during the first nine months of 1997 and 13 stores were opened during the first nine months of 1996.

Net sales for the first nine months of 1997 were $501.7 million, a 28.9 percent increase over sales of $389.2 million for the first nine months of 1996. Comparable store net sales for the first nine months of 1997 increased by 8.1 percent from the first nine months of 1996.

Gross profit for the first nine months of 1997 was $128.4 million or 25.6 percent of net sales compared to $98.9 million or 25.4 percent of net sales for the same nine month period of 1996. The 0.2 percent increase in the gross profit percent resulted primarily from an improvement in markup partially offset by a slight increase in markdowns.

Selling, general and administrative expenses were $110.9 million or 22.1 percent of net sales for the first nine months of 1997 and $87.4 million or 22.4 percent for the first nine months of 1996. The $23.5 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the first nine months of 1997 as compared to the number of stores in operation during the first nine months of 1996. The decrease of 0.3 percent of sales resulted from leveraging of selling, general and administrative expenses.

Other income, primarily from in-store leased shoe departments, increased to $6.5 million for the first nine months of 1997 compared to $5.3 million for the first nine months of 1996. The increase resulted primarily from the additional stores operated during the first nine months this year.

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Results of Operations (continued)
---------------------------------
Interest expense was $752,000 for the first nine months of 1997 and $1,106,000 for the first nine months of 1996. The $354,000 decrease in interest expense resulted from decreased borrowings for working capital for the first nine months of 1997 compared to the first nine months of 1996 offset by slightly higher interest rates than were in effect last year.

The effective tax rate of 39.0 percent remained constant for the first nine months of both years.

Net income for the first nine months of 1997 was $14.1 million or $0.59 per share compared to net income of $9.6 million or $0.41 per share for the first nine months of 1996.

The information in the following table is presented as a percentage of net sales for the periods indicated:


                                        Quarter Ended         Nine Months Ended
                                     --------------------   --------------------
                                      9/27/97    9/28/96     9/27/97   9/28/96
                                     ---------  ---------   ---------  ---------
Net Sales                             100.0%     100.0%      100.0%    100.0%
Cost of Merchandise Sold               76.0       76.2        74.4      74.6
                                     ---------  ---------   ---------  ---------
       Gross Profit                    24.0       23.8        25.6      25.4
Selling, General and
       Administrative Expenses         22.1       21.7        22.1      22.4
Other Income, Net                       1.3        1.2         1.3       1.3
                                     ---------  ---------   ---------  ---------
       Income from Operations           3.2        3.3         4.8       4.3
Interest Expense                        0.2        0.3         0.2       0.3
                                     ---------  ---------   ---------  ---------
       Income before Income Taxes       3.0        3.0         4.6       4.0
Provision for Income Taxes              1.2        1.2         1.8       1.5
                                     ---------  ---------   ---------  ---------
       Net Income                       1.8%       1.8%        2.8%      2.5%
                                     =========  =========   =========  =========

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $22.4 million and $31.8 million during the first nine months of 1997 and 1996, respectively. During the first nine months of both years cash was used primarily to acquire inventory for the additional stores in operation. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending January 3, 1998.

During the first nine months of 1997 and 1996, cash flow used in investing activities was $16.9 million and $10.8 million, respectively, for acquisition of fixtures, equipment, and leasehold improvements for new stores, information system enhancements and improvements to existing stores. Total capital expenditures for 1997 are projected to be approximately $21.0 million.

Cash flow from financing activities was $30.8 million for the first nine months of 1997 and $35.3 million for the first nine months of 1996 which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. This year's first nine months includes $7.7 million of proceeds from the exercise of stock options and related income tax benefits compared to $9.2 million in last year's first nine months. During the first nine months of 1997, cash was used to repurchase 106,000 shares of the Company's common stock for $2.8 million and in last year's first nine months 270,000 shares were repurchased for $2.6 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibit 10 - Documents Relating to Loan Agreement

                 1)  Fifth Amendment to Loan Agreement effective August 20, 1997

                 2) Renewal Promissory Note for $40,000,000 effective August 20, 1997

                 3) Seasonal Promissory Note for $10,000,000 effective August 20, 1997

                 4) Second Amendment to Acceptance Agreement effective
                    August 20, 1997

               Exhibit 27 - Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter ended September 27, 1997

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Stein Mart, Inc.



Date:  November 7, 1997                               /s/ John H. Williams, Jr.
                                             ----------------------------------
                                                          John H. Williams, Jr.
                                             President, Chief Operating Officer




                                                            /s/ James G. Delfs
                                             ----------------------------------
                                                                James G. Delfs
                                                         Senior Vice President,
                                                       Chief Financial Officer