Form 10-K405
period 1998-01-03
STEIN MART INC
filed 1998-04-02
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 1998        Commission File number 0-20052


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

          Securities registered pursuant to Section 12 (g) of the Act:

                               Title of each class
                               -------------------
                           Common Stock $.01 par value

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

The aggregate market value (based on the closing price on The Nasdaq Stock Market) of the Common Stock of the registrant held by non-affiliates of the registrant was $483,712,309 on February 27, 1998. For purposes of this response, executive officers and directors are deemed to be the affiliates of the registrant and the holdings by non-affiliates was computed as 14,969,820 shares.

The number of shares of Common Stock, $0.01 par value per share, outstanding as of February 27, 1998, was 22,968,956.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
1. Portions of the registrant's 1997 Annual Report to Shareholders shown in
   Exhibit 13 are incorporated in Parts II and IV.
2. Portions of the registrant's Proxy Statement for its 1998 Annual Meeting are incorporated in Part III.

                                Stein Mart, Inc.

                                    Form 10-K
                                 January 3, 1998

                                Table of Contents

                                                                           Page
                                                                           ----
                                     Part I

Item  1. Business                                                           3

Item  2. Properties                                                         11

Item  3. Legal Proceedings                                                  12

Item  4. Submission of Matters to a Vote of Security Holders                12

                                     Part II

Item  5. Market for Registrant's Common Equity and Related Stockholder
         Matters                                                            13

Item  6. Selected Financial Data                                            13

Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              13

Item  8. Financial Statements and Supplementary Data                        13

Item  9. Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure                                               13

                                    Part III

Item 10. Directors and Executive Officers of the Registrant                 14

Item 11. Executive Compensation                                             14

Item 12. Security Ownership of Certain Beneficial Owners and Management     14

Item 13. Certain Relationships and Related Transactions                     14

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   14

                                     PART I

ITEM 1.   BUSINESS

At January 3, 1998, Stein Mart, Inc., (the "Company" or "Stein Mart") was a 151-store retail chain offering fashionable, current-season, primarily branded merchandise comparable in quality and presentation to that of traditional department and fine specialty stores at prices typically 25% to 60% below those regularly charged by such stores. The Company's focused assortment of merchandise features moderate to designer brand-name apparel for women, men and children, as well as accessories, gifts, linens, shoes and fragrances. Stein Mart operated a single store in Greenville, Mississippi from the early 1900's until 1977, when it began its expansion program. During the last five years, the Company has more than doubled the number of Stein Mart stores from 51 in 14 states at year-end 1992 to 151 in 26 states at January 3, 1998. The Company's stores, which average approximately 38,000 gross square feet, are located primarily in neighborhood shopping centers in metropolitan areas.

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

    Emphasis on Customer Service.
    Customer service is fundamental to Stein Mart's objective of building customer loyalty. Management believes that the Company offers customer service superior to off-price retailers and more comparable to traditional department and fine specialty stores.

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

    Efficient Inventory Handling.
    Stein Mart does not rely on a large distribution center or warehousing facility. Rather, it primarily utilizes drop shipments from its vendors directly to its stores. This system enables the Company to receive merchandise at each store on a timely basis and to save the time and expense of handling merchandise twice, which is typical of a traditional distribution center structure.

    Operating Efficiencies.
    Management believes that there will be opportunities to create additional operating efficiencies as the Company continues to add stores in new and existing markets.

Expansion Strategy

The Company's expansion strategy is to add stores in new markets, including those markets with the potential for multiple stores, and existing markets to capture advertising and management efficiencies. The Company plans to open approximately 30 stores in 1998.

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

The Company refurbishes existing retail locations or occupies newly constructed stores, which typically are anchor stores in new or existing shopping centers situated near upscale residential areas, ideally with co-tenants that cater to a similar customer base. The Company's ability to negotiate favorable leases and to construct attractive stores with a relatively low investment provides a significant cost advantage over traditional department and fine specialty stores. The cost of opening a typical new store includes approximately $450,000 to $650,000 for fixtures, equipment, leasehold improvements and pre-opening expenses (primarily advertising, stocking and training). Pre-opening costs are expensed in the year of opening. Initial inventory investment for a new store is approximately $1 million (a portion of which is financed through vendor credit). New stores typically generate operating profit in the first year of operation.

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

The following reflects the percentage of the Company's revenues by major merchandise category for the periods indicated:


                                                Fiscal Year Ended
                                   --------------------------------------------
                                   December 30,     December 28,     January 3,
                                      1995             1996            1998
                                   ------------     ------------     ----------
Ladies' and Boutique apparel           35%             36%              38%
Ladies' accessories                    11              11               11
Men's and young men's                  20              20               19
Gifts and linens                       18              18               17
Shoes (leased department)               8               8                8
Children's                              6               6                6
Other                                   2               1                1
                                      ----            ----             ----
                                      100%            100%             100%
                                      ====            ====             ====

Ladies' apparel, the Company's largest contributor of revenues, consists of distinctive presentations of dresses, sportswear, petites, juniors and women's sizes at moderate to upper-moderate prices. Stein Mart's distinctive Boutique is a key element of the Company's merchandising strategy to attract the more fashion-conscious customers. The Boutique, a store-within-a-store department, carries better to designer ladies' apparel and offers the presentation and service levels of a fine specialty boutique. Each Stein Mart store has its own Boutique, staffed generally by women employed on a part-time basis who are civically and socially prominent in the community. The Boutique highlights the Company's strategy of offering upscale merchandise, presentation and service levels at value prices.

The Company's typical store layout emphasizes ladies' accessories as the fashion focus at the front of each store. The key merchandise in this department is fashion-oriented, brand-name, designer and private label jewelry, as well as scarves, hosiery, leather goods, bath products and fragrances.

Men's and young men's areas together provide the second largest contribution to revenues. Menswear consists of sportswear, suits, sportcoats, slacks, dress furnishings and a Big and Tall assortment. The Company believes that its merchandise presentation is particularly strong in men's better sportswear.

Stein Mart's gifts and linens departments consist primarily of a broad assortment of fashion-oriented gifts (rather than basic items) for the home and a wide range of table, bath and bed linens and, in some stores, decorative fabrics. The presentation in this distinctive department emphasizes fashion, lifestyle and seasonal themes and includes the full range of merchandise available in a typical department store. The strength of this category has been the consistent presentation with a higher percentage mix of better goods.

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

Store Appearance

Stein Mart's stores are designed to reflect the upscale ambiance and appearance of traditional department and fine specialty stores through attractive layout, displays and in-store signage. The typical store is approximately 38,000 gross square feet with convenient check-out and customer service areas and attractive, individual dressing rooms. The Company seeks to create excitement in its stores through the continual flow of brand-name merchandise, sales promotions, store layout, merchandise presentation, and the quality, value and depth of its merchandise assortment.

The Company displays merchandise in lifestyle groupings of apparel and accessories. Management believes that the lifestyle grouping concept strengthens the fashion image of its merchandise and enables the customer to locate desired merchandise in a manner that encourages multiple purchases.

Customer Service

Customer service is fundamental to Stein Mart's objective of building customer loyalty. The Company's stores offer most of the same services typically found in traditional department and fine specialty stores such as alterations and a liberal merchandise return policy. Each store is staffed to provide a number of sales associates to properly attend to customer needs.

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

Vendor Relationships and Buying

Stein Mart buys from over 3,500 vendors. Many of these are considered key vendors, with whom the Company enjoys longstanding working relationships that create a continuity of preplanned buying opportunities for upscale, current-season merchandise. Most of the Company's vendors are based in the United States, which generally reduces the time necessary to purchase and obtain shipments and allows the Company to react to merchandise trends in a timely fashion. The Company does not have long-term or exclusive contracts with any particular vendor. In 1997, less than 2% of Stein Mart's purchases were from any single vendor.

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

The Company's buying staff is headed by the Executive Vice President, Merchandising, who is supported by four Vice Presidents - General Merchandising Managers, nine Divisional Merchandising Managers and 32 buyers. In addition to base salary, the merchandising staff receives incentive compensation for achieving certain sales goals within their areas of responsibility. Historically, the Company has had very low turnover within its buying staff, enabling it to capitalize on an experienced, respected group of buyers capable of maintaining and enhancing the Company's vendor relationships.

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

The Company's merchandise planning and allocation system enables the merchandise buyers to customize their merchandise assortments at the individual store and department level, based on selected criteria, such as a store's selling patterns, geography and merchandise color preferences. The ability to customize individual store assortments enables the Company to more effectively manage inventory, capitalize on sales trends and reduce markdowns.

A computerized time management system assists management in scheduling store associates' hours based on individual store's own customer traffic patterns and necessary tasks. This system helps to maximize customer service levels and enhance efficiency.

Store Operations

The Company has five Vice Presidents - Regional Directors of Stores who report to the Executive Vice President, Stores. Each oversees between 4 and 15 stores. Three of the Vice Presidents have District Directors of Stores reporting to them, who are each responsible for overseeing 7 to 13 stores. Each Vice President's and District Director's compensation includes an incentive component based on overall performance. Each Stein Mart store is managed by a general manager who reports directly to a Vice President or a District Director. Store general managers are responsible for individual store operations, including hiring, motivating and supervising sales associates; receiving and effectively presenting merchandise; and implementing price change determinations made by the Company's buying staff. Store general managers receive incentive compensation based upon operating results in several key areas, including increases in store sales. In addition to the store general manager and two assistant store managers, each Stein Mart store employs an average of 60 persons as department managers, sales associates, cashiers and in other positions.

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

Employees

At January 3, 1998, the Company's work force  consisted of  approximately  9,100
employees  (6,200  40-hour  equivalent  employees).   The  number  of  employees
fluctuates based on the particular selling season.

Trademarks

The Company owns the federally registered trademark Stein Mart(R), together with a number of other marks used in conjunction with its private label merchandise program. Stein Mart primarily sells branded merchandise. However, in certain classifications of merchandise, the Company uses several private label programs to provide additional availability of items. Management believes that its trademarks are important but, with the exception of Stein Mart(R), not critical to the Company's merchandising strategy.

Forward-Looking Statements and Information

This report and the portions of this report which are incorporated by reference from the 1997 Annual Report to Shareholders include a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Wherever used, the words "plan", "expect", "anticipate", "believe", "estimate" and similar expressions identify forward-looking statements.

Any such forward-looking statements contained herein are subject to risks and uncertainties that could cause the Company's actual results of operations to differ materially from historical results or current expectations. These risks include, without limitation, ongoing competition from other retailers many of whom are larger and have greater financial and marketing resources, the availability of suitable new store sites at acceptable lease terms, changes in the level of consumer spending or preferences in apparel, adequate sources of designer and brand-name merchandise at acceptable prices, and the Company's ability to attract and retain qualified employees to support planned growth.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make clear that any projected results expressed or implied therein will not be realized.

ITEM 2.   PROPERTIES

At January 3, 1998, the Company operated stores in the following states:

                           State                          Number of Stores
                           -----                          ----------------
                          Alabama                                5
                          Arizona                                6
                          Arkansas                               3
                          California                             1
                          Colorado                               2
                          Florida                               20
                          Georgia                               11
                          Illinois                               2
                          Indiana                                5
                          Iowa                                   1
                          Kansas                                 2
                          Kentucky                               3
                          Louisiana                              8
                          Mississippi                            4
                          Missouri                               2
                          Nebraska                               1
                          Nevada                                 2
                          North Carolina                        10
                          Ohio                                  10
                          Oklahoma                               2
                          Pennsylvania                           1
                          South Carolina                         3
                          Tennessee                              9
                          Texas                                 30
                          Virginia                               5
                          Wisconsin                              3
                                                               ---
                                                               151
                                                               ===



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

The table below reflects (i) the number of the Company's leases (as of January 3, 1998) that will expire each year if the Company does not exercise any of its renewal options, and (ii) the number of the Company's leases that will expire each year if the Company exercises all of its renewal options (assuming the lease is not otherwise terminated by either party pursuant to any other provision).

                            Number of Leases             Number of Leases
                            Expiring Each Year           Expiring Each Year
                            if no Renewals               if all Renewals
                               Exercised                    Exercised
                            ------------------           ------------------
       1998                        3                                  0
       1999                        9                                  0
       2000                        6                                  0
       2001                        9                                  0
       2002                        7                                  0
       2003-2007                  82                                  9
       2008-2012                  34                                 18
       2013-2030                   1                                124

The Company has made consistent capital commitments to maintain and improve existing store facilities. During 1997, approximately $3.5 million was spent to upgrade computer equipment, fixtures, equipment and leasehold improvements in stores opened prior to 1997.

The Company leases approximately 54,000 gross square feet of office space for its corporate headquarters in Jacksonville, Florida. The Company also leases an 87,000 square foot distribution center in Jacksonville for the purpose of processing a limited amount of merchandise (approximately 10%).

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

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements with Price Waterhouse LLP report dated February 20, 1998, are incorporated by reference in the Form 10-K Annual Report and are shown in Exhibit 13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the caption "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Executive Compensation" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears under the caption "Voting Securities" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Certain Transactions; Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated by reference.

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

Reports on Form 8-K

The Company did not file a report on Form 8-K during the quarter ended January 3, 1998.

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

 *10A - Tax Indemnification Agreement between the registrant and Jay Stein and
        Cynthia G. Stein

~*10E - Form of Director's and Officer's Indemnification Agreement

  10F - Loan Agreement amendments and related promissory notes between the registrant and Barnett Bank of Jacksonville, N.A. (previously filed as Exhibit 10 to Registrant's 10-Q for the quarter ended September 27, 1997 and incorporated herein by reference)

~*10G - Employee Stock Plan

~*10H - Form of Non-Qualified Stock Option Agreement

~*10I - Form of Incentive Stock Option Agreement

 *10J - Profit Sharing Plan

~*10K - Executive Health Plan

~*10L - Director Stock Option Plan

  13  - Portions of 1997 Annual Report incorporated by reference into 1997
        Annual Report on Form 10K.

  23  - Consent of Price Waterhouse LLP

  27  - Financial Data Schedule

* Previously filed as Exhibit to Form S-1 Registration Statement 33-46322 and incorporated herein by reference.
~ Management Contracts or Compensatory Plan or Arrangements filed pursuant to S-K 601(10)(iii)(A).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STEIN MART, INC.

    Date:  April 2, 1998                 By:  /s/ Jay Stein
                                               --------------------------------
                                               Jay Stein, Chairman of the Board
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of April, 1998.


/s/ Jay Stein                                  /s/ Alvin R. Carpenter
--------------------------------               --------------------------------
Jay Stein                                      Alvin R. Carpenter
Chairman of the Board and                      Director
   Chief Executive Officer


/s/ John H. Williams, Jr.                      /s/ Albert Ernest, Jr.
--------------------------------               --------------------------------
John H. Williams, Jr.                          Albert Ernest, Jr.
President, Chief Operating                     Director
   Officer and Director


/s/ James G. Delfs                             /s/ Mitchell W. Legler
--------------------------------               --------------------------------
James G. Delfs                                 Mitchell W. Legler
Senior Vice President,                         Director
   Chief Financial Officer


/s/ Clayton E. Roberson, Jr.                   /s/ Michael D. Rose
--------------------------------               --------------------------------
Clayton E. Roberson, Jr.                       Michael D. Rose
Vice President, Controller                     Director



/s/ Mason Allen                                /s/ James H. Winston
--------------------------------               --------------------------------
Mason Allen                                    James H. Winston
Director                                       Director