Form 10-Q
period 1998-04-04
STEIN MART INC
filed 1998-05-18
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the quarterly period ended                          Commission file number
        April 4, 1998                                        0-20052


                                STEIN MART, INC.
             (Exact name of registrant as specified in its charter)



        Florida                                          64-0466198
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)


1200 Riverplace Blvd., Jacksonville, Florida                          32207
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


At May 11, 1998, the latest practicable date, there were 46,266,488 (post split) shares outstanding of Common Stock, $.01 par value.

                                STEIN MART, INC.

                               INDEX TO FORM 10-Q


                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements:
               Balance Sheets at April 4, 1998, January 3,
                  1998 and March 29, 1997                                  3
               Statement of Income for the three months ended
                  April 4, 1998 and March 29, 1997                         4
               Statement of Cash Flows for the three months ended
                  April 4, 1998 and March 29, 1997                         5
               Notes to Financial Statements                               6-7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8-10


PART II - OTHER INFORMATION                                                11


  Item 1.   Legal Proceedings
  Item 2.   Changes in Securities
  Item 3.   Defaults Upon Senior Securities
  Item 4.   Submission of Matters to a Vote of Security Holders
  Item 5.   Other Information
  Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                                 12

                                STEIN MART, INC.
                                  BALANCE SHEET
                                 (In Thousands)

                                                                       April 4,      January 3,       March 29,
                                                                        1998            1998            1997
                                                                    ------------    ------------    ------------
                                                                     (Unaudited)                     (Unaudited)


ASSETS
Current assets:
  Cash and cash equivalents                                          $    7,849       $  27,979       $  13,675
  Trade and other receivables                                             2,537           2,518           1,920
  Inventories                                                           207,799         175,620         163,025
  Prepaid expenses and other current assets                               3,669           2,170           2,984
                                                                    ------------    ------------    ------------
       Total current assets                                             221,854         208,287         181,604

Property and equipment, net                                              62,464          61,087          54,919
Other assets                                                              2,962           1,230           1,427
                                                                    ------------    ------------    ------------
       Total assets                                                    $287,280        $270,604        $237,950
                                                                    ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $  64,505       $  65,013       $  64,653
  Accrued liabilities                                                    19,146          21,527          17,598
  Income taxes payable                                                      401          11,451            -
                                                                    ------------    ------------    ------------
       Total current liabilities                                         84,052          97,991          82,251

Notes payable to bank                                                    29,292            -             14,234
Deferred income taxes                                                     6,810           6,810           5,812
                                                                    ------------    ------------    ------------
       Total liabilities                                                120,154         104,801         102,297

Stockholders' equity:
  Preferred stock - $.01 par value; 1,000,000 shares
    authorized; there are no shares outstanding
  Common stock - $.01 par  value;  100,000,000 shares
    authorized; 46,161,756 shares issued and
    outstanding at April 4, 1998; 46,010,708 shares
    issued and outstanding at January 3, 1998 and
    45,958,952 shares issued and outstanding at March 29, 1997              462             460             460
  Paid-in capital                                                        40,177          39,565          42,787
  Retained earnings                                                     126,487         125,778          92,406
                                                                    ------------    ------------    ------------
       Total stockholders' equity                                       167,126         165,803         135,653
                                                                    ------------    ------------    ------------
       Total liabilities and stockholders' equity                      $287,280        $270,604        $237,950
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





                                STEIN MART, INC.
                               STATEMENT OF INCOME
                                   (Unaudited)
                     (In thousands except per share amounts)




                                                                           For The
                                                                      Three Months Ended
                                                                 -----------------------------
                                                                   April 4,         March 29,
                                                                    1998             1997
                                                                 ------------     ------------

Net sales                                                           $169,482         $151,387
Cost of merchandise sold                                             129,584          115,833
                                                                 ------------     ------------

  Gross profit                                                        39,898           35,554

Selling, general and administrative expenses                          40,648           35,053
Other income, net                                                      2,202            1,915
                                                                 ------------     ------------

  Income from operations                                               1,452            2,416

Interest expense                                                         308              129
                                                                 ------------     ------------

Income before income taxes                                             1,144            2,287
Provision for income taxes                                               435              892
                                                                 ------------     ------------

  Net income
                                                                    $    709         $  1,395
                                                                 ============     ============
Earnings per share:

  Basic                                                             $   0.02         $   0.03
                                                                 ============     ============
  Diluted                                                           $   0.02         $   0.03
                                                                 ============     ============
Weighted average shares outstanding:

  Basic                                                               45,969           45,715
                                                                 ============     ============
  Diluted                                                             47,021           46,935
                                                                 ============     ============





        The accompanying notes are an integral part of these financial statements.





                                STEIN MART, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                                           For The
                                                                      Three Months Ended
                                                                 -----------------------------
                                                                   April 4,         March 29,
                                                                     1998             1997
                                                                 ------------     ------------
Cash flows from operating activities:
  Net income                                                        $    709         $  1,395
  Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization                                   2,440            2,025
       (Increase) decrease in:
           Trade and other receivables                                  (19)              371
           Inventories                                              (32,179)         (23,845)
           Prepaid expenses and other current assets                 (1,499)          (1,110)
           Other assets                                              (1,732)            (210)
       Increase (decrease) in:
           Accounts payable                                            (508)            5,477
           Accrued liabilities                                       (2,381)              411
           Income taxes payable                                     (11,050)          (3,945)
                                                                 ------------     ------------

  Net cash used in operating activities                             (46,219)         (19,431)

Cash flows used in investing activities:
  Net acquisition of property and equipment                          (3,817)          (6,793)

Cash flows from financing activities:
  Net borrowings under notes payable to bank                          29,292           14,233
  Proceeds from exercise of stock options and
    related income tax benefits                                        1,873            2,410
  Proceeds from employee stock purchase plan                             512              -
  Purchase of common stock                                           (1,771)            (295)
                                                                 ------------     ------------
  Net cash provided by financing activities                           29,906           16,348
                                                                 ------------     ------------

Net decrease in cash and cash equivalents                           (20,130)          (9,876)

Cash and cash equivalents at beginning of year                        27,979           23,551
                                                                 ------------     ------------

Cash and cash equivalents at end of period                          $  7,849         $ 13,675
                                                                 ============     ============
Supplemental disclosures of cash flow information:
  Interest paid                                                     $    480         $    425
  Income taxes paid                                                   10,648            5,367

            The accompanying notes are an integral part of these financial statements.

                                STEIN MART, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended January 3, 1998.

2.  STOCK SPLIT

On April 24, 1998, the Board of Directors authorized a two-for-one stock split, to be distributed in the form of a stock dividend on May 22, 1998 for shareholders of record as of May 8, 1998. In this report, all references to number of shares and per share amounts have been restated. In addition, stockholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from paid-in capital to common stock the $.01 par value of the additional shares arising from the split.

3.  EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" in the fourth quarter of 1997. Accordingly, in addition to the restatement for the stock split, the Company has also restated all periods presented in these financial statements to reflect "basic" and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents related to stock options for each period.

A reconciliation of weighted average number of common shares to weighted average number of common shares plus common stock equivalents is as follows:

                                                   Apr. 4,       Mar. 29,
                                                    1998           1997
                                                 ----------     ----------

 Weighted average number
  of common shares                                  45,969         45,715

 Stock options                                       1,052          1,220
                                                 ----------     ----------

 Weighted average number of common
  shares plus common stock equivalents              47,021         46,935
                                                 ==========     ==========

                                STEIN MART, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


4.  COMMON STOCK REPURCHASE

During the three months ended April 4, 1998, the Company repurchased 136,000 shares for $1.8 million and during the three months ended March 29, 1997, repurchased 30,000 shares for $295,000.

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Wherever used, the words "plan", "expect", "anticipate", "believe", "estimate" and similar expressions identify forward looking statements.

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

RESULTS OF OPERATIONS

The information in the following table is presented as a percentage of net sales for the periods indicated:

                                                             Quarter Ended
                                                       -------------------------
                                                         Apr. 4,       Mar. 29,
                                                          1998           1997
                                                       ----------     ----------
   Net sales                                              100.0%         100.0%

   Cost of merchandise sold                                76.5           76.5
                                                       ----------     ----------
    Gross profit                                           23.5           23.5

   Selling, general and administrative expenses            24.0           23.2

   Other income, net                                        1.3            1.3
                                                       ----------     ----------
    Income from operations                                  0.8            1.6

   Interest expense                                         0.2            0.1
                                                       ----------     ----------
    Income before income taxes                              0.6            1.5

   Income tax provision                                     0.2            0.6
                                                       ----------     ----------
    Net income                                              0.4%           0.9%
                                                       ==========     ==========

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



For the three months ended April 4, 1998 compared with the three months ended March 29, 1997:

Four stores were opened during the first quarter of this year, bringing to 155 the number of stores in operation this year compared to 133 stores in operation at the end of the first quarter of 1997.

Net sales for the quarter ended April 4, 1998 were $169.5 million, a 12.0 percent increase over the $151.4 million for the first quarter of 1997. Comparable store net sales decreased 0.8 percent from the first quarter of 1997.

Gross profit for the quarter ended April 4, 1998 increased to $39.9  million,  a
12.2 percent increase over the $35.6 million for the first quarter of 1997. Gross profit as a percent of net sales was 23.5 percent in both the first quarter this year and the first quarter last year. The gross profit percentage in the first quarter of 1998 reflects decreased markdowns, offset by increased occupancy costs as a percent of net sales resulting from slightly lower sales per store.

For the quarter ended April 4, 1998 selling, general and administrative expenses were $40.6 million, or 24.0 percent of net sales, compared to $35.1 million, or
23.2 percent of net sales for the same 1997 quarter. The $5.6 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the first quarter of 1998 as compared to the number of stores in operation during the first quarter of 1997. The increase of 0.8 percent of net sales is primarily due to increased selling expenses as a percent of net sales resulting from lower per store sales productivity.

Other income, primarily from in-store leased shoe departments, increased to $2.2 million for the first quarter of 1998 compared to $1.9 million for the first quarter of 1997. The increase resulted primarily from the additional stores operated during the quarter this year.

Interest expense was $308,000 for the first quarter of 1998 and $129,000 for the first quarter of 1997. The $179,000 increase in interest expense resulted from higher average borrowings during the first quarter this year compared to last year. The increased borrowings resulted primarily from the timing of payments for merchandise and for increased income taxes.

Net income for the first quarter of 1998 was $0.7 million compared to net income of $1.4 million for the first quarter of 1997. Earnings per share were $0.02 (basic and diluted) for the first quarter this year compared to $0.03 (basic and diluted) for the first quarter last year.

In this report, all references to number of shares and per share amounts have been restated for the two-for-one stock split described in Note 2 to Financial Statements.

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $46.2 million and $19.4 million for the first quarters of 1998 and 1997, respectively. Net income for the first quarter of 1998 was $0.7 million, a decrease of $0.7 million in net income from the first quarter of 1997. During the first quarter of both years inventory levels were increased to provide inventory for the additional stores in operation and for the Easter selling season. Cash was also used in the first quarter of 1998 to reduce liabilities, primarily income taxes payable, by $13.9 million. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending January 2, 1999.

During the first three months of 1998 and 1997, cash flow used in investing activities was $3.8 million and $6.8 million, respectively, primarily for acquisition of fixtures, equipment, and leasehold improvements for new stores and information system enhancements. Total capital expenditures for 1998 are projected to be approximately $22.0 million.

Cash flow from financing activities was $29.8 million for the first quarter of 1998 and $16.3 million for the first quarter of 1997 which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. This year's first quarter includes $1.9 million of proceeds from the exercise of stock options and related income tax benefits compared to $2.4 million in last year's first quarter. This year's first quarter also includes $0.5 million of proceeds from the employee stock purchase plan. During the first quarter of 1998, cash was used to repurchase 136,000 shares of the Company's common stock for $1.8 million and in last year's first quarter 30,000 shares were repurchased for $295,000.

The Company believes that expected cash flow provided by operating activities, bank borrowings and vendor credit will be sufficient to fund current and long-term capital expenditures and working capital requirements.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
            (a) Exhibit 27 - Financial Data Schedule

            (b) No reports on Form 8-K were filed during the quarter ended
                April 4, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Stein Mart, Inc.


Date:   May 18, 1998                                   /s/ John H. Williams, Jr.
                                            ------------------------------------
                                                           John H. Williams, Jr.
                                              President, Chief Operating Officer



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