Form 10-Q/A
period 1998-04-04
STEIN MART INC
filed 1998-08-18
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(X)        AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1998
                                       OR
(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                           Commission File No. 0-20052

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


                                 (904) 346-1500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes X    No
                                          ---     ---
At August 10, 1998, the latest practicable date, there were 45,685,586 shares outstanding of Common Stock, $.01 par value.

The Registrant hereby amends and restates its Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998, filed with the Securities and Exchange Commission on May 18, 1998, to show the retroactive effect of adoption of AICPA Statement of Position 98-5 as described in Footnote 2.

                                STEIN MART, INC.

                              INDEX TO FORM 10-Q/A


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




                                STEIN MART, INC.
                                  BALANCE SHEET
                                 (In Thousands)

                                                                      APRIL 4,        JANUARY 3,         MARCH 29,
                                                                       1998              1998             1997
                                                                    ------------     ------------     ------------
                                                                     (UNAUDITED)                       (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                                         $     7,849      $    27,979      $    13,675
  Trade and other receivables                                             2,537            2,518            1,920
  Inventories                                                           207,799          175,620          163,025
  Prepaid expenses and other current assets                               2,821            2,170            2,984
                                                                    ------------     ------------     ------------
       Total current assets                                             221,006          208,287          181,604

Property and equipment, net                                              62,464           61,087           54,919
Other assets                                                              2,962            1,230            1,427
                                                                    ------------     ------------     ------------
       Total assets                                                 $   286,432      $   270,604      $   237,950
                                                                    ============     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $    64,505      $    65,013      $    64,653
  Accrued liabilities                                                    19,146           21,527           17,598
  Income taxes payable                                                       79           11,451             -
                                                                    ------------     ------------     ------------
       Total current liabilities                                         83,730           97,991           82,251

Notes payable to bank                                                    29,292             -              14,234
Deferred income taxes                                                     6,810            6,810            5,812
                                                                    ------------     ------------     ------------
       Total liabilities                                                119,832          104,801          102,297

Stockholders' equity:
  Preferred stock - $.01 par value; 1,000,000 shares
    authorized; no shares outstanding
  Common stock - $.01 par  value;  100,000,000 shares
    authorized;  46,161,756 shares issued and
    outstanding at April 4, 1998;  46,010,708 shares
    issued and outstanding at January 3, 1998 and
    45,958,952 shares issued and outstanding at March 29, 1997              462              460              460
  Paid-in capital                                                        40,177           39,565           42,787
  Retained earnings                                                     125,961          125,778           92,406
                                                                    ------------     ------------     ------------
       Total stockholders' equity                                       166,600          165,803          135,653
                                                                    ------------     ------------     ------------
       Total liabilities and stockholders' equity                   $   286,432      $   270,604         $237,950
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




                                STEIN MART, INC.
                               STATEMENT OF INCOME
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                                              FOR THE
                                                                         THREE MONTHS ENDED
                                                                    -----------------------------
                                                                      APRIL 4,         MARCH 29,
                                                                       1998             1997
                                                                    ------------     ------------

Net sales                                                           $   169,482      $   151,387
Cost of merchandise sold                                                129,584          115,833
                                                                    ------------     ------------

  Gross profit                                                           39,898           35,554

Selling, general and administrative expenses                             41,496           35,053
Other income, net                                                         2,202            1,915
                                                                    ------------     ------------

  Income from operations                                                    604            2,416

Interest expense                                                            308              129
                                                                    ------------     ------------

Income before income taxes                                                  296            2,287
Provision for income taxes                                                  113              892
                                                                    ------------     ------------

  Net income                                                        $       183      $     1,395
                                                                    ============     ============

Earnings per share:

  Basic                                                             $      0.01      $      0.03
                                                                    ============     ============
  Diluted                                                           $      0.01      $      0.03
                                                                    ============     ============
Weighted average shares outstanding:

  Basic                                                                  45,969           45,715
                                                                    ============     ============
  Diluted                                                                47,021           46,935
                                                                    ============     ============





       The accompanying notes are an integral part of these financial statements.





                                STEIN MART, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                                              For The
                                                                         Three Months Ended
                                                                    ----------------------------
                                                                      APRIL 4,         MARCH 29,
                                                                        1998             1997
                                                                    ------------     ------------

Cash flows from operating activities:
  Net income                                                        $       183      $     1,395
  Adjustments to reconcile net income  to net cash
    used in operating activities:
       Depreciation and amortization                                      2,440            2,025
       (Increase) decrease in:
           Trade and other receivables                                     (19)              371
           Inventories                                                 (32,179)         (23,845)
           Prepaid expenses and other current assets                      (651)          (1,110)
           Other assets                                                 (1,732)            (210)
       Increase (decrease) in:
           Accounts payable                                               (508)            5,477
           Accrued liabilities                                          (2,381)              411
           Income taxes payable                                        (11,372)          (3,945)
                                                                    ------------     ------------

  Net cash used in operating activities                                (46,219)         (19,431)

Cash flows used in investing activities:
  Net acquisition of property and equipment                             (3,817)          (6,793)

Cash flows from financing activities:
  Net borrowings under notes payable to bank                             29,292           14,233
  Proceeds from exercise of stock options and
    related income tax benefits                                           1,873            2,410
  Proceeds from employee stock purchase plan                                512              -
  Purchase of common stock                                              (1,771)            (295)
                                                                    ------------     ------------
  Net cash provided by financing activities                              29,906           16,348
                                                                    ------------     ------------

Net decrease in cash and cash equivalents                              (20,130)          (9,876)

Cash and cash equivalents at beginning of year                           27,979           23,551
                                                                    ------------     ------------

Cash and cash equivalents at end of period                          $     7,849      $    13,675
                                                                    ============     ============
Supplemental disclosures of cash flow information:
  Interest paid                                                     $       480      $       425
  Income taxes paid                                                      10,648            5,367

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

2.  ACCOUNTING CHANGE

The Company adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), effective January 4, 1998. SOP 98-5, issued April 1998, requires that costs of start-up activities be expensed as incurred. The Company previously capitalized store pre-opening expenses and amortized such amounts over the balance of the fiscal year. The after-tax effect of this accounting change was to decrease earnings for the three months ended April 4, 1998 by $526,000 or $0.01 diluted earnings per share.

3.  STOCK SPLIT

On April 24, 1998, the Board of Directors authorized a two-for-one stock split that was distributed in the form of a stock dividend on May 22, 1998 to shareholders of record as of May 8, 1998. In this report, all references to number of shares and per share amounts have been restated. In addition, stockholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from paid-in capital to common stock the $.01 par value of the additional shares arising from the split.

4.  EARNINGS PER SHARE

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

                                STEIN MART, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


A reconciliation of weighted average number of common shares to weighted average number of common shares plus common stock equivalents is as follows:

                                                              For The
                                                         Three Months Ended
                                                      ----------------------
                                                       April 4,    March 29,
                                                         1998        1997
                                                      ----------  ----------
Weighted average number
 of common shares                                       45,969      45,715

Stock options                                            1,052       1,220
                                                      ----------  ----------

Weighted average number of common
 shares plus common stock equivalents                   47,021      46,935
                                                      ----------  ----------
                                                      ----------  ----------

5.  COMMON STOCK REPURCHASE

During the three months ended April 4, 1998, the Company repurchased 136,000 shares for $1.8 million and during the three months ended March 29, 1997, repurchased 30,000 shares for $295,000.

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION OF ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



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

RESULTS OF OPERATIONS

The information in the following table is presented as a percentage of net sales for the periods indicated:

                                                          Quarter Ended
                                                    ----------------------------
                                                     Apr. 4,           Mar. 29,
                                                      1998               1997
                                                    ----------        ----------
Net sales                                              100.0%             100.0%

Cost of merchandise sold                                76.5               76.5
                                                    ----------        ----------
 Gross profit                                           23.5               23.5

Selling, general and administrative expenses            24.4               23.2

Other income, net                                        1.3                1.3
                                                    ----------        ----------
 Income from operations                                  0.4                1.6

Interest expense                                         0.2                0.1
                                                    ----------        ----------
 Income before income taxes                              0.2                1.5

Income tax provision                                     0.1                0.6
                                                    ----------        ----------
 Net income                                              0.1%               0.9%

                                                    ==========        ==========

In this report, all references to number of shares and per share amounts have been restated for the two-for-one stock split described in Note 3 to Financial Statements.

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

For the quarter ended April 4, 1998 selling, general and administrative expenses were $41.5 million, or 24.4 percent of net sales, compared to $35.1 million, or
23.2 percent of net sales for the same 1997 quarter. The $6.4 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the first quarter of 1998 as compared to the number of stores in operation during the first quarter of 1997. The adoption of SOP 98-5, discussed in Note 2 to Financial Statements, resulted in an increase to selling, general and administrative expenses as a percent of net sales of 0.5 percent over the first quarter of 1997. The remaining increase of
0.7 percent of net sales is primarily due to increased selling expenses as a percent of net sales resulting from lower per store sales productivity.

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

Net income for the first quarter of 1998 was $0.2 million compared to net income of $1.4 million for the first quarter of 1997. Earnings per share were $0.01 (basic and diluted) for the first quarter this year compared to $0.03 (basic and diluted) for the first quarter last year. The effect on net income of the adoption of SOP 98-5 was to decrease earnings for the first quarter of 1998 by $526,000 or $0.01 diluted earnings per share.

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $46.2 million and $19.4 million for the first quarters of 1998 and 1997, respectively. Net income for the first quarter of 1998 was $0.2 million, a decrease of $1.2 million in net income from the first quarter of 1997. During the first quarter of both years inventory levels were increased to provide inventory for the additional stores in operation and for the Easter selling season. Cash was also used in the first quarter of 1998 to reduce liabilities, primarily income taxes payable, by $14.3 million. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending January 2, 1999.

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

                                            Stein Mart, Inc.


Date:   August 17, 1998                                /s/ John H. Williams, Jr.
                                            ------------------------------------
                                                           John H. Williams, Jr.
                                              President, Chief Operating Officer



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