Form 10-Q
period 1998-07-04
STEIN MART INC
filed 1998-08-18
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


For the quarterly period ended                            Commission file number
        July 4, 1998                                           0-20052


                                STEIN MART, INC.
             (Exact name of registrant as specified in its charter)



         Florida                                          64-0466198
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)


1200 Riverplace Blvd., Jacksonville, Florida                           32207
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

                                STEIN MART, INC.

                               INDEX TO FORM 10-Q


                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements:
               Balance Sheets at July 4, 1998, January 3,
                  1998 and June 28, 1997                                    3
               Statement of Income for the three months and six
                  months ended July 4, 1998 and June 28, 1997               4
               Statement of Cash Flows for the six months ended
                  July 4, 1998 and June 28, 1997                            5
               Notes to Financial Statements                                6-7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8-11


PART II - OTHER INFORMATION                                                 12


  Item 1.   Legal Proceedings
  Item 2.   Changes in Securities
  Item 3.   Defaults Upon  Senior Securities
  Item 4.   Submission of Matters to a Vote of Security Holders
  Item 5.   Other Information
  Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                                  13




                                STEIN MART, INC.
                                  BALANCE SHEET
                                 (In Thousands)

                                                                       JULY 4,        JANUARY 3,        JUNE 28,
                                                                         1998            1998             1997
                                                                    ------------     ------------     ------------
                                                                     (UNAUDITED)                       (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                                         $     6,675      $    27,979      $     8,089
  Trade and other receivables                                             3,551            2,518            2,097
  Inventories                                                           202,323          175,620          162,309
  Prepaid expenses and other current assets                               2,614            2,170            2,777
                                                                    ------------     ------------     ------------
       Total current assets                                             215,163          208,287          175,272

Property and equipment, net                                              65,685           61,087           57,044
Other assets                                                              4,010            1,230            1,353
                                                                    ------------     ------------     ------------
       Total assets                                                 $   284,858      $   270,604         $233,669
                                                                    ============     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $    44,949      $    65,013      $    39,500
  Accrued liabilities                                                    18,664           21,527           17,569
  Income taxes payable                                                    4,198           11,451            3,237
                                                                    ------------     ------------     ------------
       Total current liabilities                                         67,811           97,991           60,306

Notes payable to bank                                                    40,870             -              20,447
Deferred income taxes                                                     6,810            6,810            5,812
                                                                    ------------     ------------     ------------
       Total liabilities                                                115,491          104,801           86,565

Stockholders' equity:
  Preferred stock - $.01 par value; 1,000,000 shares
    authorized; no shares outstanding
  Common stock - $.01 par  value;  100,000,000  shares
    authorized;  45,694,238 shares issued and
    outstanding at July 4, 1998;  46,010,708  shares
    issued and  outstanding  at  January  3, 1998 and
    46,235,254  shares  issued and outstanding at June 28, 1997             457              460              462
  Paid-in capital                                                        33,883           39,565           44,553
  Retained earnings                                                     135,027          125,778          102,089
                                                                    ------------     ------------     ------------
       Total stockholders' equity                                       169,367          165,803          147,104
                                                                    ------------     ------------     ------------
       Total liabilities and stockholders' equity                   $   284,858      $   270,604      $   233,669
                                                                    ============     ============     ============

                   The accompanying notes are an integral part of these financial statements.





                                STEIN MART, INC.
                               STATEMENT OF INCOME
                                   (Unaudited)
                     (In Thousands Except Per Share Amounts)



                                                              FOR THE                             FOR THE
                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    ----------------------------        ----------------------------
                                                      JULY 4,          JUNE 28,           JULY 4,          JUNE 28,
                                                       1998             1997               1998             1997
                                                    ----------        ----------        ----------        ----------
Net sales                                           $ 213,967         $ 183,604         $ 383,449         $ 334,991
Cost of merchandise sold                              154,698           130,810           284,282           246,643
                                                    ----------        ----------        ----------        ----------

  Gross profit                                         59,269            52,794            99,167            88,348

Selling, general and administrative expenses           46,925            38,961            88,421            74,014
Other income, net                                       2,803             2,310             5,005             4,225
                                                    ----------        ----------        ----------        ----------

  Income from operations                               15,147            16,143            15,751            18,559

Interest expense                                          525               269               833               398
                                                    ----------        ----------        ----------        ----------

Income before income taxes                             14,622            15,874            14,918            18,161
Provision for income taxes                              5,556             6,191             5,669             7,083
                                                    ----------        ----------        ----------        ----------

  Net income                                        $   9,066         $   9,683         $   9,249         $  11,078
                                                    ==========        ==========        ==========        ==========

Earnings per share:

  Basic                                             $    0.20         $    0.21         $    0.20         $    0.24
                                                    ==========        ==========        ==========        ==========
  Diluted                                           $    0.19         $    0.20         $    0.20         $    0.23
                                                    ==========        ==========        ==========        ==========
Weighted average shares outstanding:

  Basic                                                46,105            46,235            46,037            45,975
                                                    ==========        ==========        ==========        ==========
  Diluted                                              47,059            47,462            47,040            47,198
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




                                STEIN MART, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                 FOR THE
                                                                             SIX MONTHS ENDED
                                                                    ----------------------------------
                                                                       JULY 4,              JUNE 28,
                                                                        1998                  1997
                                                                    ------------          ------------
Cash flows from operating activities:
  Net income                                                        $     9,249           $    11,078
  Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization                                      5,005                 4,165
       (Increase) decrease in:
           Trade and other receivables                                  (1,033)                   194
           Inventories                                                 (26,703)              (23,129)
           Prepaid expenses and other current assets                      (444)                 (903)
           Other assets                                                 (2,780)                 (136)
       Increase (decrease) in:
           Accounts payable                                            (20,064)              (19,676)
           Accrued liabilities                                          (2,863)                   382
           Income taxes payable                                         (7,253)                 (708)
                                                                    ------------          ------------

  Net cash used in operating activities                                (46,886)              (28,733)

Cash flows used in investing activities:
  Net acquisition of property and equipment                             (9,603)              (11,058)

Cash flows from financing activities:
  Net borrowings under notes payable to bank                             40,870                20,446
  Proceeds from exercise of stock options and
    related income tax benefits                                           3,306                 6,683
  Proceeds from employee stock purchase plan                                512                   -
  Purchase of common stock                                              (9,503)               (2,800)
                                                                    ------------          ------------
  Net cash provided by financing activities                              35,185                24,329
                                                                    ------------          ------------

Net decrease in cash and cash equivalents                              (21,304)              (15,462)

Cash and cash equivalents at beginning of year                           27,979                23,551
                                                                    ------------          ------------

Cash and cash equivalents at end of period                          $     6,675           $     8,089
                                                                    ============          ============
Supplemental disclosures of cash flow information:
   Interest paid                                                    $     1,298           $       554
   Income taxes paid                                                     11,465                 5,759

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

2.  ACCOUNTING CHANGE

The Company adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), effective January 4, 1998. SOP 98-5, issued April 1998, requires that costs of start-up activities be expensed as incurred. The Company previously capitalized store pre-opening expenses and amortized such amounts over the balance of the fiscal year. The after-tax effect of this accounting change was to decrease earnings for the three and six months ended July 4, 1998 by $347,000 or $0.01 diluted earnings per share and $873,000 or $0.02 diluted earnings per share, respectively.

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

                                STEIN MART, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


A reconciliation of weighted average number of common shares to weighted average number of common shares plus common stock equivalents is as follows (000's):


                                                              For The                               For The
                                                        Three Months Ended                     Six Months Ended
                                                 -------------------------------       -------------------------------
                                                    July 4,           June 28,           July 4,             June 28,
                                                     1998               1997              1998                 1997
                                                 ------------       ------------       ------------       ------------
Weighted average number
 of common shares                                     46,105             46,235             46,037             45,975

Stock options                                            954              1,227              1,003              1,223
                                                 ------------       ------------       ------------       ------------
Weighted average number of
 common shares plus common
 stock equivalents                                    47,059             47,462             47,040             47,198
                                                 ============       ============       ============       ============

5.  COMMON STOCK REPURCHASE

During the six months ended July 4, 1998, the Company repurchased 786,000 shares for $9.5 million and during the six months ended June 28, 1997, the Company repurchased 212,000 shares for $2.8 million. As of August 17, 1998, the Company had repurchased an additional 60,000 shares of its common stock in the open market at a total cost of $0.6 million.

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

RESULTS OF OPERATIONS

The information in the following table is presented as a percentage of net sales for the periods indicated:

                                                          QUARTER ENDED                          SIX MONTHS ENDED
                                                --------------------------------        ---------------------------------
                                                   7/4/98              6/28/97              7/4/98              6/28/97
                                                ------------        ------------        -------------        ------------
Net sales                                            100.0%              100.0%               100.0%              100.0%

Cost of merchandise sold                              72.3                71.2                 74.1                73.6
                                                --------------      ------------        -------------       --------------
 Gross profit                                         27.7                28.8                 25.9                26.4

Selling, general and administrative expenses          21.9                21.2                 23.1                22.1

Other income, net                                      1.3                 1.2                  1.3                 1.2
                                                --------------      ------------        -------------       --------------
 Income from operations                                7.1                 8.8                  4.1                 5.5

Interest expense                                       0.3                 0.2                  0.2                 0.1
                                                --------------      ------------        -------------       --------------
 Income before income taxes                            6.8                 8.6                  3.9                 5.4

Provision for income taxes                             2.6                 3.3                  1.5                 2.1
                                                --------------      ------------        -------------       --------------
 Net income                                            4.2%                5.3%                 2.4%                3.3%
                                                ==============      ============        =============       ==============

In this report, all references to number of shares and per share amounts have been restated for the two-for-one stock split described in Note 3 to Financial Statements.

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOR THE THREE MONTHS ENDED JULY 4, 1998 COMPARED WITH THE THREE MONTHS ENDED JUNE 28, 1997:

Ten stores were opened during the second quarter this year, bringing to 165 the number of stores in operation this year compared to 136 stores in operation at the end of the second quarter of 1997.

Net sales for the quarter ended July 4, 1998 were $214.0 million, a 16.5 percent increase over the $183.6 million for the second quarter of 1997. Comparable store net sales increased 3.6 percent from the second quarter of 1997.

Gross profit for the quarter ended July 4, 1998  increased to $59.3  million,  a
12.3 percent increase over the $52.8 million for the second quarter of 1997. Gross profit as a percent of net sales decreased 1.1 percent to 27.7 percent for the second quarter this year from 28.8 percent for the second quarter last year. This decrease resulted primarily from increases in markdowns and occupancy costs as a percent of net sales resulting from lower per store sales productivity, offset by a slight improvement in markup.

For the quarter ended July 4, 1998 selling, general and administrative expenses were $46.9 million, or 21.9 percent of net sales, compared to $39.0 million, or
21.2 percent of net sales for the same 1997 quarter. The $7.9 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the second quarter of 1998 as compared to the number of stores in operation during the second quarter of 1997. The adoption of SOP 98-5, discussed in Note 2 to Financial Statements, resulted in an increase to selling, general and administrative expenses as a percent of net sales of 0.2 percent over the second quarter of 1997. The remaining increase of
0.5 percent of net sales is primarily due to increased advertising expenses as a percent of net sales resulting from lower per store sales productivity.

Other income, primarily from in-store leased shoe departments, increased to $2.8 million for the second quarter of 1998 compared to $2.3 million for the second quarter of 1997. The increase resulted from the additional stores operated during the quarter this year.

Interest expense was $525,000 for the second quarter of 1998 and $269,000 for the second quarter of 1997. The $256,000 increase in interest expense resulted from higher average borrowings offset by slightly lower interest rates during the second quarter this year compared to last year.

Net income for the second quarter of 1998 was $9.1 million or $0.19 diluted earnings per share compared to net income of $9.7 million or $0.20 diluted earnings per share for the second quarter of 1997. The effect on net income of the adoption of SOP 98-5 was to decrease earnings for the second quarter of 1998 by $347,000 or $0.01 diluted earnings per share.

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JULY 4, 1998 COMPARED WITH THE SIX MONTHS ENDED JUNE 28, 1997:

Fourteen stores were opened during the first six months of 1998 and thirteen stores were opened during the first six months of 1997.

Net sales for the first six months of 1998 were $383.4 million, a 14.5 percent increase over sales of $335.0 million for the first six months of 1997. Comparable store net sales for the first six months of 1998 increased by 1.6 percent from the first six months of 1997.

Gross profit for the first six months of 1998 was $99.2 million or 25.9 percent of net sales compared to $88.3 million or 26.4 percent of net sales for the same six month period of 1997. The 0.5 percent decrease in the gross profit percent resulted primarily from increases in occupancy costs as a percent of net sales resulting from lower per store sales productivity.

Selling, general and administrative expenses were $88.4 million or 23.1 percent of net sales for the first six months of 1998 and $74.0 million or 22.1 percent for the first six months of 1997. The $14.4 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the first six months of 1998 as compared to the number of stores in operation during the first six months of 1997. The adoption of SOP 98-5, discussed in Note 2 to Financial Statements, resulted in an increase to selling, general and administrative expenses as a percent of net sales of 0.3 percent over the first six months of 1997. The remaining increase of 0.7 percent of net sales is primarily due to increased selling and advertising expenses as a percent of net sales resulting from lower per store sales productivity.

Other income, primarily from in-store leased shoe departments, increased to $5.0 million for the first half of 1998 compared to $4.2 million for the first half of 1997. The increase resulted primarily from the additional stores operated during the first six months this year.

Interest expense was $833,000 for the first half of 1998 and $398,000 for the first half of 1997. The $435,000 increase in interest expense resulted from higher average borrowings offset by slightly lower interest rates during the first half of 1998 compared to last year. The increased borrowings were used to fund operating activities and to repurchase common stock.

Net income for the first six months of 1998 was $9.2 million or $0.20 diluted earnings per share compared to net income of $11.1 million or $0.23 diluted earnings per share for the first six months of 1997. The effect on net income of the adoption of SOP 98-5 was to decrease earnings for the first six months of 1998 by $873,000 or $0.02 diluted earnings per share.

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $46.9 million and $28.7 million for the first six months of 1998 and 1997, respectively. During the first half of both years inventory levels were increased to provide inventory for the additional stores in operation. Cash was also used in the first six months of 1998 and 1997 to reduce liabilities by $30.2 million and $20.0 million, respectively. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending January 2, 1999.

During the first six months of 1998 and 1997, cash flow used in investing activities was $9.6 million and $11.1 million, respectively, primarily for acquisition of fixtures, equipment, and leasehold improvements for new stores and information system enhancements. Total capital expenditures for 1998 are projected to be approximately $22.0 million.

Cash flow from financing activities was $35.2 million for the first six months of 1998 and $24.3 million for the first six months of 1997 which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. This year's first half includes $3.3 million of proceeds from the exercise of stock options and related income tax benefits compared to $6.7 million in last year's first half. This years first half also includes $0.5 million of proceeds from the employee stock purchase plan. During the first half of 1998, cash was used to repurchase 786,000 shares of the Company's common stock for $9.5 million and in last year's first half 212,000 shares were repurchased for $2.8 million.

The Company believes that cash flow generated from operating activities, bank borrowings and vendor credit will be sufficient to fund current and long-term capital expenditures and working capital requirements.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders
            The company held its 1998 annual meeting of stockholders on May 18, 1998. At the meeting all of the Company's directors were elected to serve for one-year terms. The vote for each nominee for director was as follows:

                                                                 Votes
      Name of Director                     Votes For           Withheld
      ----------------                     -----------         --------
      Jay Stein                            20,942,445           13,240
      John H. Williams, Jr.                20,942,455           13,230
      Pete Carpenter                       20,940,770           14,915
      Albert Ernest, Jr.                   20,942,405           13,280
      Mitchell W. Legler                   20,888,424           67,261
      Michael D. Rose                      20,941,027           14,658
      James H. Winston                     20,942,155           13,530


Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
            (a) Exhibit 27 - Financial Data Schedules:
                    Exhibit 27.1 - Financial Data Schedule for 2nd quarter 10-Q
                    Exhibit 27.2 - Restated Financial Data Schedules for 1997 quarters
                    Exhibit 27.3 - Restated Financial Data Schedules for 1996
            (b) No reports on Form 8-K were filed during the quarter ended
                July 4, 1998.

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