Form 10-Q
period 1998-10-03
STEIN MART INC
filed 1998-11-17
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


For the quarterly period ended                            Commission file number
        October 3, 1998                                        0-20052


                                STEIN MART, INC.
             (Exact name of registrant as specified in its charter)



         Florida                                          64-0466198
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)


1200 Riverplace Blvd., Jacksonville, Florida                            32207
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

At November 9, 1998, the latest practicable date, there were 45,367,036 shares outstanding of Common Stock, $.01 par value.

                                STEIN MART, INC.

                               INDEX TO FORM 10-Q


                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----
  Item 1.   Financial Statements:
               Balance Sheets at October 3, 1998, January 3,
                  1998 and September 27, 1997                               3
               Statement of Income for the three months and nine
                  months ended October 3, 1998 and September 27, 1997       4
               Statement of Cash Flows for the nine months ended
                  October 3, 1998 and September 27, 1997                    5
               Notes to Financial Statements                                6-7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8-12


PART II - OTHER INFORMATION                                                 13


  Item 1.   Legal Proceedings
  Item 2.   Changes in Securities
  Item 3.   Defaults Upon  Senior Securities
  Item 4.   Submission of Matters to a Vote of Security Holders
  Item 5.   Other Information
  Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                                  14




                                STEIN MART, INC.
                                  BALANCE SHEET
                                 (In Thousands)

                                                                 October 3,          January 3,         September 27,
                                                                   1998                 1998                1997
                                                                ------------        ------------        ------------
                                                                 (UNAUDITED)                             (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                                     $     9,958         $    27,979         $    15,040
  Trade and other receivables                                         5,263               2,518               2,606
  Inventories                                                       249,586             175,620             194,033
  Prepaid taxes                                                       5,094                -                   -
  Prepaid expenses and other current assets                           4,184               2,170               2,899
                                                                ------------        ------------        ------------
       Total current assets                                         274,085             208,287             214,578


Property and equipment, net                                          70,045              61,087              60,670
Other assets                                                          3,454               1,230               1,308
                                                                ------------        ------------        ------------
       Total assets                                             $   347,584         $   270,604         $   276,556
                                                                ============        ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $    96,308         $    65,013         $    73,955
  Accrued liabilities                                                22,641              21,527              19,644
  Income taxes payable                                                 -                 11,451                  64
                                                                ------------        ------------        ------------
       Total current liabilities                                    118,949              97,991              93,663

Notes payable to banks                                               58,611                -                 25,941
Deferred income taxes                                                 6,810               6,810               5,812
                                                                ------------        ------------        ------------
       Total liabilities                                            184,370             104,801             125,416

Stockholders' equity:
  Preferred stock - $.01 par value; 1,000,000 shares
    authorized; no shares outstanding
  Common  stock - $.01 par  value;  50,000,000  shares
    authorized;  45,543,386 shares issued and outstanding
    at October 3, 1998; 46,010,708 shares issued and
    outstanding at January 3, 1998 and 46,439,918 shares
    issued and outstanding at September 27, 1997                        455                 460                 464
  Paid-in capital                                                    32,456              39,565              45,547
  Retained earnings                                                 130,303             125,778             105,129
                                                                ------------        ------------        ------------
       Total stockholders' equity                                   163,214             165,803             151,140
                                                                ------------        ------------        ------------
       Total liabilities and stockholders' equity               $   347,584         $   270,604         $   276,556
                                                                ============        ============        ============

              The accompanying notes are an integral part of these financial statements.




                                STEIN MART, INC.
                               STATEMENT OF INCOME
                                   (Unaudited)
                     (In Thousands Except Per Share Amounts)


                                                                     FOR THE                               FOR THE
                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        ---------------------------------     ---------------------------------
                                                           October 3,       September 27,       October 3,        September 27,
                                                             1998               1997               1998               1997
                                                        --------------     --------------     --------------     --------------
Net sales                                               $     192,138      $     166,734      $     575,587      $     501,725
Cost of merchandise sold                                      154,532            126,732            438,814            373,375
                                                        --------------     --------------     --------------     --------------

  Gross profit                                                 37,606             40,002            136,773            128,350

Selling, general and administrative expenses                   47,075             36,914            135,496            110,928
Other income, net                                               2,539              2,250              7,544              6,475
                                                        --------------     --------------     --------------     --------------

  Income (loss) from operations                               (6,930)              5,338              8,821             23,897

Interest expense                                                  690                354              1,523                752
                                                        --------------     --------------     --------------     --------------

Income (loss) before income taxes                             (7,620)              4,984              7,298             23,145
Income tax (provision) benefit                                  2,896            (1,944)            (2,773)            (9,027)
                                                        --------------     --------------     --------------     --------------

  Net income (loss)                                     $     (4,724)      $       3,040      $       4,525      $      14,118
                                                        ==============     ==============     ==============     ==============

Earnings (loss) per share:

  Basic                                                 $      (0.10)      $        0.07      $        0.10      $        0.31
                                                        ==============     ==============     ==============     ==============
  Diluted                                               $      (0.10)      $        0.06      $        0.10      $        0.30
                                                        ==============     ==============     ==============     ==============
Weighted average shares outstanding:

  Basic                                                        45,655             46,385             45,909             46,112
                                                        ==============     ==============     ==============     ==============
  Diluted                                                      46,137             47,483             46,739             47,293
                                                        ==============     ==============     ==============     ==============







                 The accompanying notes are an integral part of these financial statements.





                                STEIN MART, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)
                                                                               FOR THE
                                                                          NINE MONTHS ENDED
                                                                  ---------------------------------
                                                                     October 3,       September 27,
                                                                       1998               1997
                                                                  --------------     --------------

Cash flows from operating activities:
  Net income                                                      $       4,525      $      14,118
  Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization                                      7,677              6,382
       Increase in:
          Trade and other receivables                                   (2,745)              (315)
          Inventories                                                  (73,966)           (54,853)
          Prepaid taxes                                                 (5,094)              -
          Prepaid expenses and other current assets                     (2,014)            (1,025)
          Other assets                                                  (2,224)               (91)
       Increase (decrease) in:
          Accounts payable                                              31,295             14,779
          Accrued liabilities                                            1,114              2,457
          Income taxes payable                                        (11,451)            (3,881)
                                                                  --------------     --------------

  Net cash used in operating activities                                (52,883)           (22,429)

Cash flows used in investing activities:
  Net acquisition of property and equipment                            (16,635)           (16,901)

Cash flows from financing activities:
  Net borrowings under notes payable to banks                            58,611             25,940
  Proceeds from exercise of stock options and
    related income tax benefits                                           3,472              7,679
  Proceeds from employee stock purchase plan                                991               -
  Purchase of common stock                                             (11,577)            (2,800)
                                                                  --------------     --------------
  Net cash provided by financing activities                              51,497             30,819
                                                                  --------------     --------------

Net decrease in cash and cash equivalents                              (18,021)            (8,511)

Cash and cash equivalents at beginning of year                           27,979             23,551
                                                                  --------------     --------------

Cash and cash equivalents at end of period                        $       9,958      $      15,040
                                                                  ==============     ==============
Supplemental disclosures of cash flow information:
  Interest paid                                                   $       1,298      $         842
  Income taxes paid                                                      17,804              8,530

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

2.  ACCOUNTING CHANGE

The Company adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), effective January 4, 1998. SOP 98-5, issued April 1998, requires that costs of start-up activities be expensed as incurred. The Company previously capitalized store pre-opening expenses and amortized such amounts over the balance of the fiscal year. The after-tax effect of this accounting change was to increase the loss for the three months ended October 3, 1998 by $404,000 or $0.01 per diluted share and to decrease earnings for the nine months ended October 3, 1998 by $1,277,000 or $0.03 per diluted share.

3.  NOTES PAYABLE TO BANKS

In August 1998, the Company entered into a new credit facility with two banks. This agreement, which expires June 30, 2001, provides a $60 million revolving line of credit and a $30 million seasonal line of credit. The seasonal line of credit is available during the periods March 15 through June 30 and September 15 through December 31 of each year. The agreement includes a $5 million letter of credit facility which expires on June 30, 1999.

Interest on the outstanding balance is payable quarterly at 1.50% below the prime rate or .35% over the London Interbank Offering Rate (LIBOR), at the option of the Company. The Company is obligated to pay a quarterly commitment fee of 1/8 percent per annum based on the daily average unused balance of the commitment during the term of the agreement. The agreement also requires the Company to maintain certain financial ratios and meet certain working capital, net worth and indebtedness tests for which the Company is in compliance at October 3, 1998.

                                STEIN MART, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


4.  STOCK SPLIT

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

5.  EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" in the fourth quarter of 1997. Accordingly, in addition to the restatement for the stock split, the Company has also restated all periods presented in these financial statements to reflect "basic" and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for each period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents related to stock options for each period.

A reconciliation of weighted average number of common shares to weighted average number of common shares plus common stock equivalents is as follows (000's):

                                                               For The                          For The
                                                         Three Months Ended                Nine Months Ended
                                                   -----------------------------     -----------------------------
                                                      Oct. 3,         Sept. 27,        Oct. 3,           Sept. 27,
                                                        1998             1997           1998               1997
                                                   ------------     ------------     ------------     ------------
Weighted average number
 of common shares                                       45,655           46,385           45,909           46,112
Stock options                                              482            1,098              830            1,181
                                                   ------------     ------------     ------------     ------------
Weighted average number of
 common shares plus common
 stock equivalents                                      46,137           47,483           46,739           47,293
                                                   ============     ============     ============     ============

6.  COMMON STOCK REPURCHASE

During the nine months ended October 3, 1998, the Company repurchased 1,008,500 shares for $11.6 million and during the nine months ended September 27, 1997, the Company repurchased 212,000 shares for $2.8 million.

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

RESULTS OF OPERATIONS

The information in the following table is presented as a percentage of net sales for the periods indicated:

                                                           QUARTER ENDED                      NINE MONTHS ENDED
                                                   -----------------------------     -----------------------------
                                                      10/3/98          9/27/97          10/3/98          9/27/97
                                                   ------------     ------------     ------------     ------------
Net sales                                               100.0%           100.0%           100.0%           100.0%

Cost of merchandise sold                                 80.4             76.0             76.2             74.4
                                                   ------------     ------------     -------------    ------------
 Gross profit                                            19.6             24.0             23.8             25.6

Selling, general and administrative expenses             24.5             22.1             23.6             22.1

Other income, net                                         1.3              1.3              1.3              1.3
                                                   ------------     ------------     -------------    ------------
 Income (loss) from operations                          (3.6)              3.2              1.5              4.8

Interest expense                                          0.4              0.2              0.2              0.2
                                                   ------------     ------------     -------------    ------------
 Income (loss) before income taxes                      (4.0)              3.0              1.3              4.6

Income tax (provision) benefit                            1.5            (1.2)            (0.5)            (1.8)
                                                   ------------     ------------     -------------    ------------
 Net income (loss)                                      (2.5)%             1.8%             0.8%             2.8%
                                                   ============     ============     =============    ============

In this report, all references to number of shares and per share amounts have been restated for the two-for-one stock split described in Note 4 to Financial Statements.

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended October 3, 1998 compared with the three months ended September 27, 1997:

Seven stores were opened during the third quarter this year, bringing to 172 the number of stores in operation this year compared to 144 stores in operation at the end of the third quarter of 1997.

Net sales for the quarter ended October 3, 1998 were $192.1 million, a 15.2 percent increase over the $166.7 million for the third quarter of 1997. Comparable store net sales increased 1.8 percent from the third quarter of 1997.

Gross profit for the quarter ended October 3, 1998 was $37.6 million, a 6.0 percent decrease from the $40.0 million for the third quarter of 1997. Gross profit as a percent of net sales decreased 4.4 percent to 19.6 percent for the third quarter this year from 24.0 percent for the third quarter last year. This decrease resulted primarily from increases in markdowns and occupancy costs as a percent of net sales resulting from lower per store sales productivity.

For the quarter ended October 3, 1998 selling, general and administrative expenses were $47.1 million, or 24.5 percent of net sales, compared to $36.9 million, or 22.1 percent of net sales for the same 1997 quarter. The $10.2 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the third quarter of 1998 as compared to the number of stores in operation during the third quarter of 1997. The increase of 2.4 percent of net sales is primarily due to increased selling, administrative and advertising expenses as a percent of net sales resulting from lower per store sales productivity.

Other income, primarily from in-store leased shoe departments, increased to $2.5 million for the third quarter of 1998 compared to $2.3 million for the third quarter of 1997. The increase resulted from the additional stores operated during the quarter this year.

Interest expense was $690,000 for the third quarter of 1998 and $354,000 for the third quarter of 1997. The $336,000 increase in interest expense resulted from higher average borrowings offset by slightly lower interest rates during the third quarter this year compared to last year.

Net loss for the third quarter of 1998 was $4.7 million or $0.10 per diluted share compared to net income of $3.0 million or $0.06 earnings per diluted share for the third quarter of 1997. The effect on net income of the adoption of SOP 98-5 was to increase the loss for the third quarter of 1998 by $404,000 or $0.01 per diluted share.

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED OCTOBER 3, 1998 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 27, 1997:

Twenty-one stores were opened during the first nine months of both 1998 and 1997.

Net sales for the first nine months of 1998 were $575.6 million, a 14.7 percent increase over sales of $501.7 million for the first nine months of 1997. Comparable store net sales for the first nine months of 1998 increased by 1.6 percent from the first nine months of 1997.

Gross profit for the first nine months of 1998 was $136.8 million or 23.8 percent of net sales compared to $128.4 million or 25.6 percent of net sales for the same nine month period of 1997. The 1.8 percent decrease in the gross profit percent resulted primarily from increases in markdowns and occupancy costs as a percent of net sales due to lower per store sales productivity.

Selling, general and administrative expenses were $135.5 million or 23.6 percent of net sales for the first nine months of 1998 and $110.9 million or 22.1 percent for the first nine months of 1997. The $24.6 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the first nine months of 1998 as compared to the number of stores in operation during the first nine months of 1997. The increase of 1.5 percent of net sales is primarily due to increased selling and advertising expenses as a percent of net sales resulting from lower per store sales productivity.

Other income, primarily from in-store leased shoe departments, increased to $7.5 million for the first nine months of 1998 compared to $6.5 million for the first nine months of 1997. The increase resulted primarily from the additional stores operated during the first nine months this year.

Interest expense was $1.5 million for the first nine months of 1998 and $.8 million for the first nine months of 1997. The $.7 million increase in interest expense resulted from higher average borrowings offset by slightly lower interest rates during the nine months of 1998 compared to last year. The increased borrowings were used to fund operating activities and to repurchase common stock.

Net income for the first nine months of 1998 was $4.5 million or $0.10 per diluted share compared to net income of $14.1 million or $0.30 per diluted share for the first nine months of 1997. The effect on net income of the adoption of SOP 98-5 was to decrease earnings for the first nine months of 1998 by $1,277,000 or $0.03 per diluted share.

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $52.9 million and $22.4 million for the first nine months of 1998 and 1997, respectively. During the first nine months of both years inventory levels were increased to provide inventory for the additional stores in operation. Cash was also used in the first nine months of 1998 and 1997 to reduce liabilities by $21.0 million and $13.4 million, respectively. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending January 2, 1999.

During the first nine months of 1998 and 1997, cash flow used in investing activities was $16.6 million and $16.9 million, respectively, primarily for acquisition of fixtures, equipment, and leasehold improvements for new stores and information system enhancements. Total capital expenditures for 1998 are projected to be approximately $22.0 million.

Cash flow from financing activities was $51.5 million for the first nine months of 1998 and $30.8 million for the first nine months of 1997 which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. This year's first nine months includes $3.5 million of proceeds from the exercise of stock options and related income tax benefits compared to $7.7 million in last year's first nine months. This years first nine months also includes $1.0 million of proceeds from the employee stock purchase plan. During the first nine months of 1998, cash was used to repurchase 1,008,500 shares of the Company's common stock for $11.6 million and in last year's first nine months 212,000 shares were repurchased for $2.8 million.

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

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 ISSUE

The Company has conducted a comprehensive review of its information technology systems and other equipment and services to determine those which will be impacted by the Year 2000 Issue (i.e., the inability of some technology and equipment to accurately read and process certain dates including all dates in the Year 2000 and thereafter). Priorities have been established and the necessary modifications are currently in process for the Company's most significant operating systems. The Company expects to resolve its Year 2000 issues by mid-1999.

The Company does not expect that the costs of the changes necessary to resolve the Year 2000 issues will be material to its financial position, results of operations or cash flows in future periods.

Management believes that it has taken a reasonable approach to resolve the Year 2000 issues. However, there can be no assurance that all of the Company's Year 2000 issues or those of key third parties upon whom the Company relies for goods and services will be resolved or satisfactorily addressed before the Year 2000 commences. If the Company or its key vendors fail to address the Year 2000 issues in a timely manner, and there are no alternatives available to the Company, then the Company could experience a material adverse impact on its results of operations or financial position.

                                STEIN MART, INC.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
          (a) Exhibit 10 - Documents Relating to Loan Agreement
              1) Loan Agreement effective August 25, 1998
              2) $40,000,000 Revolving Promissory Note effective August 25, 1998
              3) $20,000,000 Revolving Promissory Note effective August 25, 1998
              4) $20,000,000 Seasonal Promissory Note effective August 25, 1998
              5) $10,000,000 Seasonal Promissory Note effective August 25, 1998
              Exhibit 27 - Financial Data Schedule
          (b) No reports on Form 8-K were filed during the quarter ended
              October 3, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Stein Mart, Inc.


Date:   November 16, 1998               /s/ John H. Williams, Jr.
                                        ----------------------------------------
                                        John H. Williams, Jr.
                                        President, Chief Operating Officer


                                        /s/ James G. Delfs
                                        ----------------------------------------
                                        James G. Delfs
                                        Senior Vice President,
                                        Chief Financial Officer