Form 10-K405
period 1999-01-02
STEIN MART INC
filed 1999-04-02
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 1999         Commission File number 0-20052



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

           Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value (based on the closing price on The Nasdaq Stock Market) of the Common Stock of the registrant held by non-affiliates of the registrant was $266,692,734 on February 26, 1999. For purposes of this response, executive officers and directors are deemed to be the affiliates of the registrant and the holdings by non-affiliates was computed as 29,226,601 shares.

The number of shares of Common Stock, $0.01 par value per share, outstanding as of February 26, 1999, was 45,340,373.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
1.  Portions of the registrant's 1998 Annual Report to Shareholders shown in
    Exhibit 13 are incorporated in Parts II and IV.
2. Portions of the registrant's Proxy Statement for its 1999 Annual Meeting are incorporated in Part III.

                                Stein Mart, Inc.

                                    Form 10-K
                                 January 2, 1999

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

                                     PART I

ITEM 1.    BUSINESS

At January 2, 1999, Stein Mart, Inc., (the "Company" or "Stein Mart") was a 182-store retail chain offering fashionable, current-season, primarily branded merchandise comparable in quality and presentation to that of traditional department and fine specialty stores at prices typically 25% to 60% below those regularly charged by such stores. The Company's focused assortment of merchandise features moderate to designer brand-name apparel for women, men and children, as well as accessories, gifts, linens, shoes and fragrances. Stein Mart operated a single store in Greenville, Mississippi from the early 1900's until 1977, when it began its expansion program. During the last five years, the Company has more than doubled the number of Stein Mart stores from 66 in 16 states at year-end 1993 to 182 in 29 states at January 2, 1999. The Company's stores, which average approximately 38,000 gross square feet, are located primarily in neighborhood shopping centers in metropolitan areas.

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

Expansion Strategy

The Company's expansion strategy is to add stores in new markets, including those markets with the potential for multiple stores, and existing markets to capture advertising and management efficiencies. The Company plans to open approximately 33 stores in 1999.

The Company targets metropolitan statistical areas with populations of 125,000 or more for new store expansion. In determining where to locate new stores, the Company evaluates detailed demographic information, including, among other factors, data relating to income, education levels, age, occupation, the availability of prime real estate locations, existing and potential competitors, and the number of Stein Mart stores that a market can support. As a result of processing less than 10% of its merchandise through its distribution center, the Company is not constrained geographically or by the capacity limits of a central facility. This allows management to concentrate on the best real estate opportunities in targeted markets.

The Company refurbishes existing retail locations or occupies newly constructed stores, which typically are anchor stores in new or existing shopping centers situated near upscale residential areas, ideally with co-tenants that cater to a similar customer base. The Company's ability to negotiate favorable leases and to construct attractive stores with a relatively low investment provides a significant cost advantage over traditional department and fine specialty stores. The cost of opening a typical new store includes approximately $450,000 to $650,000 for fixtures, equipment, leasehold improvements and pre-opening expenses (primarily advertising, stocking and training). Pre-opening costs are expensed when incurred. Initial inventory investment for a new store is approximately $1 million (a portion of which is financed through vendor credit).

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

The Company identifies and responds to the latest fashion trends. Within each major merchandise category, the Company offers a focused assortment of the best-selling department and fine specialty store items. Stein Mart's merchandise selection is driven primarily by its own merchandising plans which are based on management's assessment of fashion trends, color, and market conditions. This strategy distinguishes Stein Mart from traditional off-price retailers who achieve cost savings by responding to unplanned buying opportunities. The Company's merchandise is typically priced at levels 25% to 60% below prices regularly charged by traditional department and fine specialty stores, therefore offering distinct value to the Stein Mart customer.

The following reflects the percentage of the Company's revenues by major merchandise category for the periods indicated:


                                                  Fiscal Year Ended
                                    --------------------------------------------
                                    December 28,      January 3,      January 2,
                                        1996             1998            1999
                                    ------------      ----------      ----------
Ladies' and Boutique apparel             36%              38%             38%
Ladies' accessories                      11               11              11
Men's and young men's                    20               19              19
Gifts and linens                         18               17              18
Shoes (leased department)                 8                8               7
Children's                                6                6               6
Other                                     1                1               1
                                        ----             ----            ----
                                        100%             100%            100%
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

Stein Mart's children's department offers a range of apparel for infants and children and features an infants' gift boutique.

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

Vendor Relationships and Buying

Stein Mart buys from over 2,900 vendors. Many of these are considered key vendors, with whom the Company enjoys longstanding working relationships that create a continuity of preplanned buying opportunities for upscale, current-season merchandise. Most of the Company's vendors are based in the United States, which generally reduces the time necessary to purchase and obtain shipments and allows the Company to react to merchandise trends in a timely fashion. The Company does not have long-term or exclusive contracts with any particular vendor. In 1998, less than 2% of Stein Mart's purchases were from any single vendor.

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

The Company's buying staff is headed by the Executive Vice President, Merchandising, who is supported by four Vice Presidents - General Merchandising Managers, nine Divisional Merchandising Managers and 34 buyers. In addition to base salary, the merchandising staff receives incentive compensation for achieving certain sales goals within their areas of responsibility. Historically, the Company has had very low turnover within its buying staff, enabling it to capitalize on an experienced, respected group of buyers capable of maintaining and enhancing the Company's vendor relationships.

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

Store Operations

The Company has five Vice Presidents - Regional Directors of Stores who report to the Executive Vice President, Stores. Two of the Vice Presidents each directly oversee 12 to 13 stores and three of the Vice Presidents have District Directors of Stores reporting to them, who are each responsible for overseeing 8 to 13 stores. Each Vice President's and District Director's compensation includes an incentive component based on overall performance. Each Stein Mart store is managed by a general manager who reports directly to a Vice President or a District Director. Store general managers are responsible for individual store operations, including hiring, motivating and supervising sales associates; receiving and effectively presenting merchandise; and implementing price change determinations made by the Company's buying staff. Store general managers receive incentive compensation based upon operating results in several key areas, including increases in store sales. In addition to the store general manager and two assistant store managers, each Stein Mart store employs an average of 55 persons as department managers, sales associates, cashiers and in other positions.

Stein Mart stores are generally open 11 hours per day, 6 days a week, and on Sunday afternoons. The store hours are extended during the Christmas selling season.

Advertising and Sales Promotion

The Company's advertising strategy stresses the offering of upscale, branded merchandise at significant savings. The Company generally allocates the majority of its advertising budget to newspaper advertising, employing a combination of image, price-and-item and sales event approaches. While newspaper and color inserts will continue to be an integral part of the media mix, radio, television and direct mail will be utilized in selected markets. Stein Mart's per-store advertising expense is reduced by spreading its advertising over multiple stores in a single market. Management believes the Company also enjoys substantial word-of-mouth advertising benefits from its customer base.

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

Employees

At January 2, 1999, the Company's work force consisted of  approximately  10,500
employees  (6,700  40-hour  equivalent  employees).   The  number  of  employees
fluctuates based on the particular selling season.

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

ITEM 2.           PROPERTIES

At January 2, 1999, the Company operated stores in the following states:

                           State                              Number of Stores
                           -----                              ----------------
                          Alabama                                      5
                          Arizona                                      6
                          Arkansas                                     5
                          California                                   2
                          Colorado                                     3
                          Florida                                     24
                          Georgia                                     13
                          Illinois                                     4
                          Indiana                                      5
                          Iowa                                         2
                          Kansas                                       2
                          Kentucky                                     3
                          Louisiana                                    8
                          Mississippi                                  4
                          Missouri                                     2
                          Nebraska                                     1
                          Nevada                                       2
                          New Mexico                                   2
                          New York                                     2
                          North Carolina                              12
                          Ohio                                        10
                          Oklahoma                                     4
                          Pennsylvania                                 1
                          South Carolina                               4
                          South Dakota                                 1
                          Tennessee                                   10
                          Texas                                       34
                          Virginia                                     6
                          Wisconsin                                    5
                                                                     ----
                                                                     182
                                                                     ====


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

The table below reflects (i) the number of the Company's leases (as of January 2, 1999) that will expire each year if the Company does not exercise any of its renewal options, and (ii) the number of the Company's leases that will expire each year if the Company exercises all of its renewal options (assuming the lease is not otherwise terminated by either party pursuant to any other provision).

                                Number of Leases              Number of Leases
                                Expiring Each Year            Expiring Each Year
                                if no Renewals                if all Renewals
                                   Exercised                     Exercised
                                ------------------            ------------------
     1999                               1                             0
     2000                               8                             0
     2001                               7                             0
     2002                               7                             0
     2003                              14                             0
     2004-2008                        105                             6
     2009-2013                         39                            22
     2014-2045                          1                           154

The Company has made consistent capital commitments to maintain and improve existing store facilities. During 1998, approximately $4.2 million was spent to upgrade computer equipment, fixtures, equipment and leasehold improvements in stores opened prior to 1998.

The Company leases approximately 54,000 gross square feet of office space for its corporate headquarters in Jacksonville, Florida. The Company also leases a 92,000 square foot distribution center in Jacksonville for the purpose of processing a limited amount of merchandise (less than 10%).

The Company continually evaluates underperforming stores and may choose to close selected underperforming stores. In accordance with this policy, the Company closed its Denver, Colorado store in May 1992, its Plantation, Florida store in February 1996 and its Milpitas, California store in December 1998. A new store at a different location was opened in Denver in March 1996 and a new store will be opening in Plantation, Florida in Fall 1999.

ITEM 3.           LEGAL PROCEEDINGS

The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

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


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements with PricewaterhouseCoopers LLP report dated February 19, 1999, are incorporated by reference in the Form 10-K Annual Report and are shown in Exhibit 13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the caption "Election of Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 11.          EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Executive Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The information required by this item appears under the caption "Voting Securities" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Certain Transactions; Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders and is incorporated by reference.

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

Reports on Form 8-K

The Company did not file a report on Form 8-K during the quarter ended January 2, 1999.

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

 * 4B -  Form of stock certificate for Common Stock

~*10E -  Form of Director's and Officer's Indemnification Agreement

  10F - Loan Agreement and related promissory notes between the registrant and NationsBank, N.A. and SunTrust Bank, North Florida, N.A (previously filed as Exhibit 10 to Registrant's 10-Q for the quarter ended October 3, 1998 and incorporated herein by reference)

~*10G -  Employee Stock Plan

~*10H -  Form of Non-Qualified Stock Option Agreement

~*10I -  Form of Incentive Stock Option Agreement

 *10J -  Profit Sharing Plan

~*10K -  Executive Health Plan

~*10L -  Director Stock Option Plan

  13  -  Portions of 1998 Annual Report incorporated by reference into 1998
         Annual Report on Form 10K.

  23  -  Consent of PricewaterhouseCoopers LLP

  27  -  Financial Data Schedule

* Previously filed as Exhibit to Form S-1 Registration Statement 33-46322 and incorporated herein by reference.
~ Management Contracts or Compensatory Plan or Arrangements filed pursuant to S-K 601 (10)(iii)(A).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                STEIN MART, INC.

       Date:      April 1, 1999             By: /s/ Jay Stein
                                                --------------------------------
                                                Jay Stein, Chairman of the Board
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of April, 1999.


/s/ Jay Stein                                             /s/ Alvin R. Carpenter
----------------------------                              ----------------------
Jay Stein                                                 Alvin R. Carpenter
Chairman of the Board and                                 Director
   Chief Executive Officer


/s/ John H. Williams, Jr.                                 /s/ Albert Ernest, Jr.
----------------------------                              ----------------------
John H. Williams, Jr.                                     Albert Ernest, Jr.
President, Chief Operating                                Director
   Officer and Director


/s/ James G. Delfs                                        /s/ Mitchell W. Legler
----------------------------                              ----------------------
James G. Delfs                                            Mitchell W. Legler
Senior Vice President,                                    Director
   Chief Financial Officer


/s/ Clayton E. Roberson, Jr.                              /s/ Michael D. Rose
----------------------------                              ----------------------
Clayton E. Roberson, Jr.                                  Michael D. Rose
Vice President, Controller                                Director



                                                          /s/ James H. Winston
                                                          ----------------------
                                                          James H. Winston
                                                          Director