Form 10-Q
period 1999-04-03
STEIN MART INC
filed 1999-05-18
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the quarterly period ended                            Commission file number
        April 3, 1999                                          0-20052


                                STEIN MART, INC.
             (Exact name of registrant as specified in its charter)



         Florida                                          64-0466198
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)


1200 Riverplace Blvd., Jacksonville, Florida                            32207
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

At May 10, 1999, the latest practicable date, there were 45,349,223 shares outstanding of Common Stock, $.01 par value.

                                STEIN MART, INC.

                               INDEX TO FORM 10-Q


                                                                          PAGE
PART I - FINANCIAL INFORMATION                                            ----

  Item 1.   Financial Statements:
               Balance Sheets at April 3, 1999, January 2, 1999
                  and April 4, 1998                                         3
               Statement of Income for the three months ended
                  April 3, 1999 and April 4, 1998                           4
               Statement of Cash Flows for the three months ended
                  April 3, 1999 and April 4, 1998                           5
               Notes to Financial Statements                                6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7


PART II - OTHER INFORMATION                                                 11


  Item 1.   Legal Proceedings
  Item 2.   Changes in Securities
  Item 3.   Defaults Upon  Senior Securities
  Item 4.   Submission of Matters to a Vote of Security Holders
  Item 5.   Other Information
  Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                                  12




                                STEIN MART, INC.
                                  BALANCE SHEET
                                 (In Thousands)

                                                                       April 3,        January 2,        April 4,
                                                                         1999             1999             1998
                                                                     -----------      -----------      -----------
                                                                     (Unaudited)                       (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                           $ 18,263         $ 22,257         $  7,849
   Trade and other receivables                                            3,744            4,580            2,537
   Inventories                                                          238,166          210,781          207,799
   Prepaid taxes                                                            862              -                -
   Prepaid expenses and other current assets                              3,595            4,392            2,821
                                                                       ---------        ---------        ---------
         Total current assets                                           264,630          242,010          221,006


Property and equipment, net                                              76,110           72,022           62,464
Other assets                                                              3,901            3,980            2,962
                                                                       ---------        ---------        ---------
         Total assets                                                  $344,641         $318,012         $286,432
                                                                       =========        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $ 88,806         $102,474         $ 64,505
   Accrued liabilities                                                   25,181           26,453           19,146
   Income taxes payable                                                     -              2,098               79
                                                                       ---------        ---------        ---------
         Total current liabilities                                      113,987          131,025           83,730

Notes payable to banks                                                   43,651              -             29,292
Deferred income taxes                                                     9,008            9,008            6,810
                                                                       ---------        ---------        ---------
         Total liabilities                                              166,646          140,033          119,832

Stockholders' equity:
   Preferred stock - $.01 par value; 1,000,000 shares
      authorized; no shares outstanding
   Common stock - $.01 par  value;  100,000,000  shares
      authorized;  45,348,623 shares issued and outstanding
      at April 3, 1999; 45,371,476 shares issued and
      outstanding at January 2, 1999 and 46,161,756
      shares issued and outstanding at April 4, 1998                        453              454              462
    Paid-in capital                                                      31,012           31,238           40,177
    Retained earnings                                                   146,530          146,287          125,961
                                                                       ---------        ---------        ---------
         Total stockholders' equity                                     177,995          177,979          166,600
                                                                       ---------        ---------        ---------
         Total liabilities and stockholders' equity                    $344,641         $318,012         $286,432
                                                                       =========        =========        =========

   The accompanying notes are an integral part of these financial statements.

                                        3




                                STEIN MART, INC.
                               STATEMENT OF INCOME
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                                               For The
                                                                           Three Months Ended
                                                                       ------------------------
                                                                       April 3,        April 4,
                                                                         1999            1998
                                                                       ---------      ---------

Net sales                                                              $212,087       $169,482
Cost of merchandise sold                                                163,444        129,584
                                                                       ---------      ---------

       Gross profit                                                      48,643         39,898

Selling, general and administrative expenses                             50,511         41,496
Other income, net                                                         2,692          2,202
                                                                       ---------      ---------

       Income from operations                                               824            604

Interest expense                                                            432            308
                                                                       ---------      ---------

Income before income taxes                                                  392            296
Provision for income taxes                                                  149            113
                                                                       ---------      ---------

       Net income                                                      $    243       $    183
                                                                       =========      =========

Earnings per share - Basic                                             $   0.01       $   0.01
                                                                       =========      =========
Earnings per share - Diluted                                           $   0.01       $   0.01
                                                                       =========      =========

Weighted-average shares outstanding - Basic                              45,372         45,969
                                                                       =========      =========
Weighted-average shares outstanding - Diluted                            45,761         47,021
                                                                       =========      =========











                 The accompanying notes are an integral part of these financial statements.




                                STEIN MART, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                              For The
                                                                          Three Months Ended
                                                                      --------------------------
                                                                       April 3,        April 4,
                                                                         1999            1998
                                                                      ----------      ----------
Cash flows from operating activities:
    Net income                                                        $     243       $     183
    Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                                    2,998           2,440
         (Increase) decrease in:
             Trade and other receivables                                    836            (19)
             Inventories                                               (27,385)        (32,179)
             Prepaid taxes                                                (862)             -
             Prepaid expenses and other current assets                      797           (651)
             Other assets                                                    79         (1,732)
         Decrease in:
             Accounts payable                                          (13,668)           (508)
             Accrued liabilities                                        (1,272)         (2,381)
             Income taxes payable                                       (2,098)        (11,372)
                                                                      ----------      ----------

    Net cash used in operating activities                              (40,332)        (46,219)

Cash flows used in investing activities:
    Net acquisition of property and equipment                           (7,086)         (3,817)

Cash flows from financing activities:
    Net borrowings under notes payable to banks                          43,651          29,292
    Proceeds from exercise of stock options and
       related income tax benefits                                          145           1,873
    Proceeds from employee stock purchase plan                              522             512
    Purchase of common stock                                              (894)         (1,771)
                                                                      ----------      ----------
    Net cash provided by financing activities                            43,424          29,906
                                                                      ----------      ----------

Net decrease in cash and cash equivalents                               (3,994)        (20,130)

Cash and cash equivalents at beginning of year                           22,257          27,979
                                                                      ----------      ----------

Cash and cash equivalents at end of period                              $18,263       $   7,849
                                                                      ==========      ==========

Supplemental disclosures of cash flow information:
    Interest paid                                                     $     862       $     480
    Income taxes paid                                                     2,815          10,648

   The accompanying notes are an integral part of these financial statements.

                                STEIN MART, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended January 2, 1999.

2.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding plus common stock equivalents related to stock options for each period.

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                                         Apr. 3,        Apr. 4,
                                                          1999           1998
                                                        ---------      ---------
Weighted-average number
    of common shares                                      45,372         45,969
Stock options                                                389          1,052
                                                        ---------      ---------

Weighted-average number of common
    shares plus common stock equivalents                  45,761         47,021
                                                        =========      =========


3.  COMMON STOCK REPURCHASE

During the three months ended April 3, 1999, the Company repurchased 131,000 shares for $0.9 million and during the three months ended April 4, 1998, repurchased 136,000 shares for $1.8 million.

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

RESULTS OF OPERATIONS

The information in the following table is presented as a percentage of net sales for the periods indicated:

                                                           Quarter Ended
                                                   -----------------------------
                                                    Apr. 3,             Apr. 4,
                                                     1999                1998
                                                   ---------           ---------
Net sales                                            100.0%              100.0%

Cost of merchandise sold                              77.1                76.5
                                                   ---------           ---------
 Gross profit                                         22.9                23.5

Selling, general and administrative expenses          23.8                24.4

Other income, net                                      1.3                 1.3
                                                   ---------           ---------
 Income from operations                                0.4                 0.4

Interest expense                                       0.2                 0.2
                                                   ---------           ---------
Income before income taxes                             0.2                 0.2

Income tax provision                                   0.1                 0.1
                                                   ---------           ---------
 Net income                                            0.1%                0.1%
                                                   =========           =========

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended April 3, 1999 compared with the three months ended April 4, 1998:

Nine stores were opened during the first quarter this year, bringing to 191 the number of stores in operation at the end of the first quarter of 1999 compared to 155 stores in operation at the end of the first quarter of 1998.

Net sales for the quarter ended April 3, 1999 were $212.1 million, an increase of $42.6 million, or 25.1 percent increase over net sales of $169.5 million for the first quarter of 1998. Comparable store net sales increased 7.9 percent over the first quarter of 1998.

Gross profit for the quarter ended April 3, 1999 was $48.6 million or 22.9 percent of net sales compared to $39.9 million or 23.5 percent of net sales for the first quarter of 1998. The 0.6 percent decrease resulted primarily from slight increases in markdowns and the effect of recording physical inventory results.

Selling, general and administrative expenses were $50.5 million or 23.8 percent of net sales for the quarter ended April 3, 1999 compared to $41.5 million or
24.4 percent of net sales for the same 1998 quarter. The $9.0 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the first quarter of 1999 as compared to the number of stores in operation during the first quarter of 1998. The decrease of 0.6 percent of net sales is primarily due to decreased selling, administrative and advertising expenses as a percent of net sales resulting from higher per store sales productivity.

Other income, primarily from in-store leased shoe departments, increased to $2.7 million for the first quarter of 1999, an increase of $0.5 million over the $2.2 million for the first quarter of 1998. The increase resulted from the additional stores operated during the quarter this year.

Interest expense was $432,000 for the first quarter of 1999 and $308,000 for the first quarter of 1998. The increase resulted from higher average borrowings offset by slightly lower interest rates during the first quarter this year compared to last year.

Net income for each of the first quarters of 1999 and 1998 was $0.2 million or $0.01 per diluted share.

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the first quarter of 1999 was $40.3 million compared to $46.2 million for the first quarter of 1998. Cash was used in the first quarter of 1999 to reduce liabilities, primarily accounts payable, by $17.0 million. Cash was used in the first quarter of 1998 to reduce liabilities, primarily income taxes payable, by $14.3 million. During the first quarters of 1999 and 1998 cash was also used to increase inventories by $27.4 million and $32.2 million, respectively, primarily related to new stores openings. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending January 1, 2000.

During the first three months of 1999 and 1998, cash flows used in investing activities amounted to $7.1 million and $3.8 million, respectively, primarily for acquisition of fixtures, equipment, and leasehold improvements for new stores and information system enhancements. Total capital expenditures for 1999 are projected to be approximately $24.0 million.

Cash flow from financing activities was $43.4 million for the first three months of 1999 and $29.9 million for the first three months of 1998 which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. This year's first quarter includes $0.1 million of proceeds from the exercise of stock options and related income tax benefits compared to $1.9 million in last year's first quarter. In each of the first quarters of 1999 and 1998, $0.5 million of cash was provided by proceeds from the employee stock purchase plan. During the first quarter of 1999, cash was used to repurchase 131,000 shares of the Company's common stock for $0.9 million and in last year's first quarter, 136,000 shares were repurchased for $1.8 million.

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

                                STEIN MART, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 ISSUE

Beginning in 1997, the Company conducted a comprehensive review of its information technology systems and other equipment and services to determine those which will be impacted by the Year 2000 Issue (i.e., the inability of some technology and equipment to accurately read and process certain dates including all dates in the Year 2000 and thereafter). As a result of this review, the Company developed and commenced a five-phase program to resolve its Year 2000 issues. The program phases include: (i) analysis and inventorying of existing systems, applications, software and hardware to determine if Year 2000 modifications are required; (ii) development of those systems requiring modification; (iii) testing for and validation of Year 2000 compliance, including integration testing; (iv) installation of modified applications and software in a production environment; and (v) final confirmation at an offsite disaster recovery facility where the Year 2000 date can be simulated.

The Company has categorized as "mission critical" those systems whose failure could cause cessation of store operations, or could otherwise have a sustained and significant detrimental financial impact on the Company. These systems enable the Company to maintain sales, order and receive merchandise and pay employees and vendors. All mission critical systems are currently in phase (iii) or have been completed through phase (iv). The Company expects to resolve all Year 2000 issues by mid-1999.

The Company performs system upgrades and purchases new systems, applications, software and hardware in the ordinary course of business. Since 1996, the Company has only purchased software and systems that are Year 2000 compliant or require little modification to remedy Year 2000 issues. As a result, the Company has been able to minimize the financial impact of its Year 2000 costs incurred to date. In addition, the Company does not expect that remaining costs of changes necessary to resolve the Year 2000 issues will be material to its financial position, results of operations or cash flows in future periods.

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


Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K
                  (a) Exhibit 27 - Financial Data Schedule
                  (b) No reports on Form 8-K were filed during the quarter ended
                      April 3, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Stein Mart, Inc.


Date:   May 17, 1999                         /s/ John H. Williams, Jr.
                                             -----------------------------------
                                             John H. Williams, Jr.
                                             President, Chief Operating Officer
                                             and Director


                                             /s/ James G. Delfs
                                             -----------------------------------
                                             James G. Delfs
                                             Senior Vice President,
                                             Chief Financial Officer