Form 10-Q
period 1999-07-03
STEIN MART INC
filed 1999-08-16
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended                          Commission file number
         July 3, 1999                                        0-20052


                                STEIN MART, INC.

             (Exact name of registrant as specified in its charter)


         Florida                                         64-0466198
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)


1200 Riverplace Blvd., Jacksonville, Florida              32207
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



At August 9, 1999, the latest practicable date, there were 44,782,334 shares outstanding of common stock, $.01 par value

                                Stein Mart, Inc.

                               Index to Form 10-Q


                                                                         Page
                                                                         ------
PART I - FINANCIAL INFORMATION

     Item 1.      Financial Statements:
                  Balance Sheets at July 3, 1999, January 2, 1999
                      and July 4, 1998                                      3
                  Statement of Income for the three months and six
                      months ended July 3, 1999 and July 4, 1998            4
                  Statement of Cash Flows for the six months ended
                      July 3, 1999 and July 4, 1998                         5
                  Notes to Financial Statements                             6

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   7-11


PART II - OTHER INFORMATION                                                 12


     Item 1.      Legal Proceedings
     Item 2.      Changes in Securities
     Item 3.      Defaults Upon Senior Securities
     Item 4.      Submission of Matters to a Vote of Security Holders
     Item 5.      Other Information
     Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES                                                                  13
                                       2


                                                 Stein Mart, Inc.
                                                   Balance Sheet
                                                  (In thousands)
                                                                            July 3,           January 2,            July 4,
                                                                             1999               1999                 1998
                                                                         ----------------   --------------       -------------
                                                                          (Unaudited)                             (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                               $10,814           $22,257               $ 6,675
    Trade and other receivables                                               3,303             4,580                 3,551
    Inventories                                                             230,806           210,781               202,323
    Prepaid expenses and other current assets                                 2,845             4,392                 2,614
                                                                         -----------        --------------       -------------
        Total current assets                                                247,768           242,010               215,163

Property and equipment, net                                                  77,171            72,022                65,685
Other assets                                                                  4,202             3,980                 4,010
                                                                         -----------        --------------       -------------
        Total assets                                                       $329,141          $318,012              $284,858
                                                                         ===========        ==============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $55,024          $102,474               $44,949
    Accrued liabilities                                                      26,409            26,453                18,664
    Income taxes payable                                                      4,864             2,098                 4,198
                                                                         -----------        --------------       -------------
        Total current liabilities                                            86,297           131,025                67,811

Notes payable to banks                                                       46,852                 -                40,870
Deferred income taxes                                                         9,008             9,008                 6,810
                                                                         -----------        --------------       -------------
        Total liabilities                                                   142,157           140,033               115,491

Stockholders' equity:
    Preferred stock - $.01 par value; 1,000,000 shares
      authorized; no shares outstanding
    Common stock - $.01 par value; 100,000,000 shares
      authorized;  45,307,823  shares  issued and  outstanding  at
      July 3, 1999; 45,371,476 shares issued and outstanding at
      January 2, 1999 and 45,694,238 shares
      issued and outstanding at July 4, 1998                                    453               454                   457
    Paid-in capital                                                          30,607            31,238                33,883
    Retained earnings                                                       155,924           146,287               135,027
                                                                         -----------        --------------       -------------
        Total stockholders' equity                                          186,984           177,979               169,367
                                                                         -----------        --------------       -------------
        Total liabilities and stockholders' equity                         $329,141          $318,012              $284,858
                                                                         ===========        ==============       =============

   The accompanying notes are an integral part of these financial statements.


                                Stein Mart, Inc.
                               Statement of Income
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                                       For The                             For The
                                                                  Three Months Ended                  Six Months Ended
                                                            -------------------------------    --------------------------------
                                                                 July 3,          July 4,          July 3,           July 4,
                                                                  1999             1998             1999              1998
                                                            -------------    --------------    -------------    ---------------
Net sales                                                       $244,920          $213,967         $457,007           $383,449
Cost of merchandise sold                                         176,962           154,698          340,406            284,282
                                                            -------------    --------------    -------------    ---------------

    Gross profit                                                  67,958            59,269          116,601             99,167

Selling, general and administrative expenses                      55,315            46,925          105,826             88,421
Other income, net                                                  3,026             2,803            5,718              5,005
                                                            -------------    --------------    -------------    ---------------

    Income from operations                                        15,669            15,147           16,493             15,751

Interest expense                                                     518               525              950                833
                                                            -------------    --------------    -------------    ---------------

Income before income taxes                                        15,151            14,622           15,543             14,918
Provision for income taxes                                         5,757             5,556            5,906              5,669
                                                            -------------    --------------    -------------    ---------------

    Net income                                                   $ 9,394           $ 9,066          $ 9,637            $ 9,249
                                                            =============    ==============    =============    ===============

Earnings per share - Basic                                         $0.21             $0.20            $0.21              $0.20
                                                            =============    ==============    =============    ===============
Earnings per share - Diluted                                       $0.21             $0.19            $0.21              $0.20
                                                            =============    ==============    =============    ===============

Weighted-average shares outstanding - Basic                       45,341            46,105           45,356             46,037
                                                            =============    ==============    =============    ===============
Weighted-average shares outstanding - Diluted                     45,811            47,059           45,786             47,040
                                                            =============    ==============    =============    ===============





   The accompanying notes are an integral part of these financial statements.


                                Stein Mart, Inc.
                             Statement of Cash Flows
                                   (Unaudited)
                                 (In Thousands)
                                                                                                       For The
                                                                                                  Six Months Ended
                                                                                         ------------------------------------
                                                                                             July 3,              July 4,
                                                                                              1999                 1998
                                                                                         ---------------      ---------------
Cash flows from operating activities:
    Net income                                                                                   $9,637               $9,249
    Adjustments to reconcile net income to net cash used in
        operating activities:
            Depreciation and amortization                                                         6,213                5,005
            (Increase) decrease in:
                Trade and other receivables                                                       1,277              (1,033)
                Inventories                                                                    (20,025)             (26,703)
                Prepaid expenses and other current assets                                         1,547                (444)
                Other assets                                                                      (222)              (2,780)
            Increase (decrease) in:
                Accounts payable                                                               (47,450)             (20,064)
                Accrued liabilities                                                                (44)              (2,863)
                Income taxes payable                                                              2,766              (7,253)
                                                                                         ---------------      ---------------
    Net cash used in operating activities                                                      (46,301)             (46,886)

Cash flows used in investing activities:
    Net acquisition of property and equipment                                                  (11,362)              (9,603)

Cash flows from financing activities:
    Net borrowings under notes payable to banks                                                  46,852               40,870
    Proceeds from exercise of stock options and related
        income tax benefits                                                                         209                3,306
    Proceeds from employee stock purchase plan                                                      522                  512
    Purchase of common stock                                                                    (1,363)              (9,503)
                                                                                         ---------------      ---------------
    Net cash provided by financing activities                                                    46,220               35,185
                                                                                         ---------------      ---------------
Net decrease in cash and cash equivalents                                                      (11,443)             (21,304)
Cash and cash equivalents at beginning of year                                                   22,257               27,979
                                                                                         ---------------      ---------------
Cash and cash equivalents at end of period                                                     $ 10,814              $ 6,675
                                                                                         ===============      ===============
Supplemental disclosures of cash flow information:
    Interest paid                                                                               $ 1,279              $ 1,298
    Income taxes paid                                                                                92               11,465

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

2.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding plus common stock equivalents related to stock options for each period.

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                        For The                 For The
                                   Three Months Ended        Six Months Ended
                              -------------------------  -----------------------
                               July 3,       July 4,      July 3,      July 4,
                                1999          1998         1999         1998
                              ----------   ----------    ----------  ----------
Weighted-average number
    of common shares              45,341        46,105       45,356     46,037
Stock options                        470           954          430      1,003
                              ----------   -----------   ----------  ----------
Weighted-average number of
    common shares plus common
    stock equivalents             45,811        47,059       45,786     47,040
                              ==========   ===========   ==========  ==========

3.  Common Stock Repurchase

During the six months ended July 3, 1999, the Company repurchased 181,000 shares for $1.4 million and during the six months ended July 4, 1998, the Company repurchased 786,000 shares for $9.5 million. In addition, as of August 13, 1999 the Company had repurchased an additional 781,800 shares of its common stock in the open market at a total cost of $5.3 million.

In August 1999, the Board of Directors authorized the repurchase of an additional 1,500,000 shares of the Company's common stock in the open market.

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation


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

Results of Operations

The information in the following table is presented as a percentage of net sales for the periods indicated:

                                                        Quarter Ended                       Six Months Ended
                                                 -----------------------------        ------------------------------
                                                    7/3/99          7/4/98              7/3/99           7/4/98
                                                 -------------    ------------        ------------    --------------
Net sales                                           100.0%          100.0%              100.0%           100.0%
Cost of merchandise sold                             72.3            72.3                74.5             74.1
                                                 -------------    ------------        ------------    --------------
     Gross profit                                    27.7            27.7                25.5             25.9
Selling, general and
     administrative expenses                         22.5            21.9                23.2             23.1
Other income, net                                     1.2             1.3                 1.3              1.3
                                                 -------------    ------------        ------------    --------------
     Income from operations                           6.4             7.1                 3.6              4.1
Interest expense                                      0.2             0.3                 0.2              0.2
                                                 -------------    ------------        ------------    --------------
Income before income taxes                            6.2             6.8                 3.4              3.9
Provision for income taxes                            2.4             2.6                 1.3              1.5
                                                 -------------    ------------        ------------    --------------
     Net income                                       3.8%            4.2%                 2.1%            2.4%
                                                 =============    ============        ============    ==============

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation


For the three months ended July 3, 1999 compared with the three months ended July 4, 1998:

Six stores were opened and one store was closed during the second quarter this year, bringing to 196 the number of stores in operation this year compared to 165 stores in operation at the end of the second quarter of 1998.

Net sales for the quarter ended July 3, 1999 were $244.9 million, a 14.5 percent increase over the $214.0 million for the second quarter of 1998. Comparable store net sales increased 0.7 percent from the second quarter of 1998.

Gross profit for the quarter ended July 3, 1999 was $68.0 million compared to $59.3 million for the second quarter of 1998. Gross profit was 27.7% of net sales during both quarters. During the second quarter of 1999, lower markdowns were offset by higher occupancy costs as a percent of net sales, compared to the second quarter of 1998.

Selling, general and administrative expenses were $55.3 million or 22.5 percent of net sales for the quarter ended July 3, 1999 compared to $46.9 million or
21.9 percent of net sales for the same 1998 quarter. The $8.4 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the second quarter of 1999 as compared to the number of stores in operation during the second quarter of 1998. The increase of 0.6 percent of net sales is primarily due to increased selling expenses as a percent of net sales resulting from lower per store sales productivity.

Other income, primarily from in-store leased shoe departments, increased to $3.0 million for the second quarter of 1999 compared to $2.8 million for the second quarter of 1998. The increase resulted from the additional stores operated during the quarter this year.

Interest expense was $518,000 for the second quarter of 1999 and $525,000 for the second quarter of 1998. The $7,000 decrease in interest expense resulted from slightly higher average borrowings offset by lower interest rates during the second quarter this year compared to last year. The increased borrowings were primarily used to fund operating activities.

Net income for the second quarter of 1999 was $9.4 million or $0.21 diluted earnings per share compared to net income of $9.1 million or $0.19 diluted earnings per share for the second quarter of 1998.

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation


For the six months ended July 3, 1999 compared with the six months ended July 4, 1998:

Fifteen stores were opened and one store was closed during the first six months of 1999 and fourteen stores were opened during the first six months of 1998.

Net sales for the first six months of 1999 were $457.0 million, a 19.2 percent increase over sales of $383.4 million for the first six months of 1998. Comparable store net sales for the first six months of 1999 increased by 4.0 percent from the first six months of 1998.

Gross profit for the first six months of 1999 was $116.6 million or 25.5 percent of net sales compared to $99.2 million or 25.9 percent of net sales for the same six month period of 1998. The 0.4 percent decrease in the gross profit percent resulted primarily from slight increases in occupancy costs and the effect of recording physical inventory results during the first quarter of 1999.

Selling, general and administrative expenses were $105.8 million or 23.2 percent of net sales for the first six months of 1999 and $88.4 million or 23.1 percent for the first six months of 1998. The $17.4 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the first six months of 1999 as compared to the number of stores in operation during the first six months of 1998.

Other income, primarily from in-store leased shoe departments, increased to $5.7 million for the first half of 1999 compared to $5.0 million for the first half of 1998. The increase resulted primarily from the additional stores operated during the first six months this year.

Interest expense was $950,000 and $833,000 for the first half of 1999 and 1998, respectively. The $117,000 increase in interest expense resulted from higher average borrowings offset by slightly lower interest rates during the first half of 1999 compared to last year. The increased borrowings were primarily used to fund operating activities.

Net income for the first six months of 1999 was $9.6 million or $0.21 diluted earnings per share compared to net income of $9.2 million or $0.20 diluted earnings per share for the first six months of 1998.

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation


Liquidity and Capital Resources

Net cash used in operating activities was $46.3 million and $46.9 million for the first six months of 1999 and 1998, respectively. Cash was used in the first six months of 1999 and 1998 to reduce liabilities by $44.7 million and $30.2 million, respectively. During the first six months of 1999 and 1998, cash was also used to increase inventories by $20.0 and $26.7 million, respectively, primarily related to new store openings. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending January 1, 2000.

During the first six months of 1999 and 1998, cash flow used in investing activities was $11.4 million and $9.6 million, respectively, primarily for acquisition of fixtures, equipment, and leasehold improvements for new stores and information system enhancements. Total capital expenditures for 1999 are projected to be approximately $24.0 million.

Cash flow from financing activities was $46.2 million for the first six months of 1999 and $35.2 million for the first six months of 1998 which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. This year's first half includes $0.2 million of proceeds from the exercise of stock options and related income tax benefits compared to $3.3 million in last year's first half. During both 1999 and 1998, the first half includes $0.5 million of proceeds from the employee stock purchase plan. During the first half of 1999, cash was used to repurchase 181,000 shares of the Company's common stock for $1.4 million and in last year's first half 786,000 shares were repurchased for $9.5 million. In addition to these repurchases, as of August 13, 1999 the Company had repurchased an additional 781,800 shares of its common stock in the open market at a total cost of $5.3 million.

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

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation


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

The Company has categorized as "mission critical" those systems whose failure could cause cessation of store operations, or could otherwise have a sustained and significant detrimental financial impact on the Company. These systems enable the Company to maintain sales, order and receive merchandise and pay employees and vendors. All mission critical systems are currently in phase (iii) or have been completed through phase (iv). The Company expects to resolve all remaining Year 2000 issues during the third quarter of 1999.

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

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders
             The company held its 1999 annual meeting of stockholders on May 17, 1999. At the meeting all of the Company's directors were elected to serve for one-year terms. The vote for each nominee for director was as follows:

                                                           Votes
           Name of Director                Votes For       Withheld
           ----------------                -----------     --------
           Alvin R. "Pete" Carpenter       42,943,093        109,678
           Albert Ernest, Jr.              42,949,909        102,862
           Linda McFarland Farthing        42,838,407        214,364
           Mitchell W. Legler              41,799,723      1,253,048
           Michael D. Rose                 42,946,759        106,012
           Jay Stein                       42,952,609        100,162
           John H. Williams, Jr.           42,948,815        103,956
           James H. Winston                42,947,409        105,362

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K
             (a) Exhibit 27 - Financial Data Schedule
             (b) No reports on Form 8-K were filed during the
                 quarter ended July 3, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Stein Mart, Inc.



Date:   August 16, 1999                                /s/John H. Williams, Jr.
                                              ----------------------------------
                                                          John H. Williams, Jr.
                                              President, Chief Operating Officer


                                                              /s/James G. Delfs
                                              ----------------------------------
                                                                 James G. Delfs
                                                          Senior Vice President,
                                                        Chief Financial Officer