Form 10-Q
period 1999-10-02
STEIN MART INC
filed 1999-10-29
CIK 884940

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549





                                    FORM 10-Q






  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934



For the quarterly period ended                           Commission file number
       October 2, 1999                                           0-20052






                                STEIN MART, INC.

             (Exact name of registrant as specified in its charter)





         Florida                                       64-0466198
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

1200 Riverplace Blvd., Jacksonville, Florida           32207
  (Address of principal executive offices)             (Zip Code)



                                 (904) 346-1500

              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




                                    Yes X   No
                                       ---    ---



At October 22, 1999, the latest practicable date, there were 44,495,440 shares outstanding of common stock, $.01 par value

                                Stein Mart, Inc.

                               Index to Form 10-Q


                                                                          Page
                                                                         ------
PART I - FINANCIAL INFORMATION

     Item 1.      Financial Statements:
                  Balance Sheets at October 2, 1999, January 2, 1999
                      and October 3, 1998                                   3
                  Statement of Income for the three months and nine
                      months ended October 2, 1999 and October 3, 1998      4
                  Statement of Cash Flows for the nine months ended
                      October 2, 1999 and October 3, 1998                   5
                  Notes to Financial Statements                             6

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   7-11


PART II - OTHER INFORMATION                                                 12


     Item 1.      Legal Proceedings
     Item 2.      Changes in Securities
     Item 3.      Defaults Upon Senior Securities
     Item 4.      Submission of Matters to a Vote of Security Holders
     Item 5.      Other Information
     Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES                                                                  13


                                Stein Mart, Inc.
                                  Balance Sheet
                                 (In thousands)

                                                               October 2,          January 2,          October 3,
                                                                  1999               1999                 1998
                                                            ---------------     -------------     -----------------

                                                                (Unaudited)                             (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                    $ 12,781          $ 22,257              $  9,958
    Trade and other receivables                                     4,586             4,580                 5,263
    Inventories                                                   266,512           210,781               249,586
    Prepaid taxes                                                   3,178               -                   5,094
    Prepaid expenses and other current assets                       3,087             4,392                 4,184
                                                            --------------     -------------     -----------------
        Total current assets                                      290,144           242,010               274,085

Property and equipment, net                                        79,050            72,022                70,045
Other assets                                                        4,099             3,980                 3,454
                                                            --------------     -------------     -----------------
        Total assets                                             $373,293          $318,012              $347,584
                                                            ==============     =============     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $ 99,100          $102,474              $ 96,308
    Accrued liabilities                                            27,879            26,453                22,641
    Income taxes payable                                              -               2,098                   -
                                                            --------------     -------------     -----------------
        Total current liabilities                                 126,979           131,025               118,949

Notes payable to banks                                             58,013               -                  58,611
Deferred income taxes                                               9,008             9,008                 6,810
                                                            --------------     -------------     -----------------
        Total liabilities                                         194,000           140,033               184,370

Stockholders' equity:
    Preferred stock - $.01 par value; 1,000,000 shares
      authorized; no shares outstanding
    Common stock - $.01 par value; 100,000,000 shares
      authorized; 44,595,440 shares issued and outstanding
      at October 2, 1999; 45,371,476 shares issued and
      outstanding at January 2, 1999 and 45,543,386 shares
      issued and outstanding at October 3, 1998                       446               454                   455
    Paid-in capital                                                25,674            31,238                32,456
    Retained earnings                                             153,173           146,287               130,303
                                                            --------------     -------------     -----------------
        Total stockholders' equity                                179,293           177,979               163,214
                                                            --------------     -------------     -----------------
        Total liabilities and stockholders' equity               $373,293          $318,012              $347,584
                                                            ==============     =============     =================


   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                               Statement of Income
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                                      For The                                 For The
                                                                Three Months Ended                       Nine Months Ended
                                                            --------------------------------    -----------------------------------
                                                             October 2,          October 3,         October 2,          October 3,
                                                                1999                1998               1999                1998
                                                            ------------     ---------------    ----------------    ----------------
Net sales                                                       $227,625            $192,138            $684,632           $575,587
Cost of merchandise sold                                         179,259             154,532             519,665            438,814
                                                            ------------     ---------------    ----------------    ----------------

    Gross profit                                                  48,366              37,606             164,967            136,773

Selling, general and administrative expenses                      54,963              47,075             160,789            135,496
Other income, net                                                  2,789               2,539               8,507              7,544
                                                            ------------     ---------------    ----------------    ----------------

    Income (loss) from operations                                 (3,808)             (6,930)             12,685              8,821

Interest expense                                                     629                 690               1,579              1,523
                                                            ------------     ---------------    ----------------    ----------------

Income (loss) before income taxes                                 (4,437)             (7,620)             11,106              7,298
Income tax (provision) benefit                                     1,686               2,896              (4,220)            (2,773)
                                                            ------------     ---------------    ----------------    ----------------

    Net income (loss)                                           $ (2,751)            $(4,724)            $ 6,886           $  4,525
                                                            ============     ===============    ================    ================

Earnings (loss) per share - Basic                               $  (0.06)            $ (0.10)            $  0.15           $   0.10
                                                            ============     ===============    ================    ================
Earnings (loss) per share - Diluted                             $  (0.06)            $ (0.10)            $  0.15           $   0.10
                                                            ============     ===============    ================    ================

Weighted-average shares outstanding - Basic                       44,871              45,655              45,194             45,909
                                                            ============     ===============    ================    ================
Weighted-average shares outstanding - Diluted                     45,213              46,137              45,595             46,739
                                                            ============     ===============    ================    ================



   The accompanying notes are an integral part of these financial statements.














                                Stein Mart, Inc.
                             Statement of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                                                For The
                                                                                            Nine Months Ended
                                                                                ----------------------------------------

                                                                                    October 2,             October 3,
                                                                                      1999                   1998
                                                                                -----------------      -----------------
Cash flows from operating activities:
    Net income                                                                           $ 6,886                $ 4,525
    Adjustments to reconcile net income to net cash used in
        operating activities:
            Depreciation and amortization                                                  9,160                  7,677
            (Increase) decrease in:
                Trade and other receivables                                                   (6)                (2,745)
                Inventories                                                              (55,731)               (73,966)
                Prepaid taxes                                                             (3,178)                (5,094)
                Prepaid expenses and other current assets                                  1,305                 (2,014)
                Other assets                                                                (119)                (2,224)
            Increase (decrease) in:
                Accounts payable                                                          (3,374)                31,295
                Accrued liabilities                                                        1,426                  1,114
                Income taxes payable                                                      (2,098)               (11,451)
                                                                                ------------------      -----------------
    Net cash used in operating activities                                                (45,729)               (52,883)

Cash flows used in investing activities:
    Net acquisition of property and equipment                                            (16,188)               (16,635)

Cash flows from financing activities:
    Net borrowings under notes payable to banks                                           58,013                 58,611
    Proceeds from exercise of stock options and related
        income tax benefits                                                                  332                  3,472
    Proceeds from employee stock purchase plan                                             1,022                    991
    Purchase of common stock                                                              (6,926)               (11,577)
                                                                                ------------------      -----------------
    Net cash provided by financing activities                                             52,441                 51,497
                                                                                ------------------      -----------------
Net decrease in cash and cash equivalents                                                 (9,476)               (18,021)
Cash and cash equivalents at beginning of year                                            22,257                 27,979
                                                                                ------------------      -----------------
Cash and cash equivalents at end of period                                               $12,781                $ 9,958
                                                                                ==================      =================
Supplemental disclosures of cash flow information:
    Interest paid                                                                       $  1,781                $ 1,298
    Income taxes paid                                                                      6,389                 17,804

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
                                        For The                 For The
                                  Three Months Ended       Nine Months Ended
                                ----------------------  ------------------------
                                  Oct. 2,    Oct. 3,      Oct. 2,       Oct. 3,
                                   1999       1998         1999          1998
                                ---------- -----------  -----------  -----------
Weighted-average number
    of common shares               44,871      45,655       45,194        45,909
Stock options                         342         482          401           830
                                ---------- -----------  -----------  -----------
Weighted-average number of
    common shares plus common
    stock equivalents              45,213      46,137       45,595        46,739
                                ========== ===========  ===========  ===========

3.  Common Stock Repurchase

During the nine months ended October 2, 1999, the Company repurchased 1,002,800 shares for $6.9 million and during the nine months ended October 3, 1998, the Company repurchased 1,008,500 shares for $11.6 million.

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

Results of Operations

The information in the following table is presented as a percentage of net sales for the periods indicated:


                                            Quarter Ended             Nine Months Ended
                                    ---------------------------  --------------------------
                                       10/2/99        10/3/98       10/2/99       10/3/98
                                    -------------  ------------  ------------  ------------
Net sales                                100.0%        100.0%         100.0%        100.0%
Cost of merchandise sold                  78.8          80.4           75.9          76.2
                                    -------------  ------------  ------------  ------------
     Gross profit                         21.2          19.6           24.1          23.8
Selling, general and
     administrative expenses              24.1          24.5           23.5          23.6
Other income, net                          1.2           1.3            1.3           1.3
                                    -------------  ------------  ------------  ------------
     Income (loss) from operations        (1.7)         (3.6)           1.9           1.5
Interest expense                           0.2           0.4            0.3           0.2
                                    -------------  ------------  ------------  ------------
Income (loss) before income taxes         (1.9)         (4.0)           1.6           1.3
Income tax (provision) benefit              .7           1.5           (0.6)         (0.5)
                                    =============  ============  ============  ============
     Net income (loss)                    (1.2%)        (2.5%)          1.0%          0.8%
                                    =============  ============  ============  ============















                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


For the three months ended October 2, 1999 compared with the three months ended October 3, 1998:

Seven stores were opened during the third quarter this year, bringing to 203 the number of stores in operation this year compared to 172 stores in operation at the end of the third quarter of 1998.

Net sales for the quarter ended October 2, 1999 were $227.6 million, an 18.5 percent increase over the $192.1 million for the third quarter of 1998. Comparable store net sales increased 4.2 percent from the third quarter of 1998.

Gross profit for the quarter ended October 2, 1999 was $48.4 million compared to $37.6 million for the third quarter of 1998. Gross profit was 21.2 percent of net sales for the third quarter of 1999 and 19.6 percent of net sales for the third quarter of 1998. The 1.6 percent increase in the gross profit percentage resulted primarily from lower markdowns.

Selling, general and administrative expenses were $55.0 million or 24.1 percent of net sales for the quarter ended October 2, 1999 compared to $47.1 million or
24.5 percent of net sales for the same 1998 quarter. The $7.9 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the third quarter of 1999 as compared to the number of stores in operation during the third quarter of 1998. The decrease of 0.4 percent of net sales is primarily due to leveraging expenses.

Other income, primarily from in-store leased shoe departments, increased to $2.8 million for the third quarter of 1999 compared to $2.5 million for the third quarter of 1998. The increase resulted from the additional stores operated during the quarter this year.

Interest expense was $629,000 for the third quarter of 1999 and $690,000 for the third quarter of 1998. The decrease in interest expense resulted from slightly higher average borrowings offset by lower interest rates during the third quarter this year compared to last year. The increased borrowings were primarily used to fund operating activities.

Net loss for the third quarter of 1999 was $2.8 million or $0.06 diluted loss per share compared to a net loss of $4.7 million or $0.10 diluted loss per share for the third quarter of 1998.

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


For the nine months ended October 2, 1999 compared with the nine months ended October 3, 1998:

Twenty-two stores were opened and one store was closed during the first nine months of 1999 and twenty-one stores were opened during the first nine months of 1998.

Net sales for the first nine months of 1999 were $684.6 million, an 18.9 percent increase over sales of $575.6 million for the first nine months of 1998. Comparable store net sales for the first nine months of 1999 increased by 4.1 percent from the first nine months of 1998.

Gross profit for the first nine months of 1999 was $165.0 million or 24.1 percent of net sales compared to $136.8 million or 23.8 percent of net sales for the same nine month period of 1998. The 0.3 percent increase in the gross profit percent resulted primarily from lower markdowns offset by slight increases in occupancy costs and the effect of recording physical inventory results during the first quarter of 1999.

Selling, general and administrative expenses were $160.8 million or 23.5 percent of net sales for the first nine months of 1999 and $135.5 million or 23.6 percent for the first nine months of 1998. The $25.3 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the first nine months of 1999 as compared to the number of stores in operation during the first nine months of 1998.

Other income, primarily from in-store leased shoe departments, increased to $8.5 million for the first nine months of 1999 compared to $7.5 million for the first nine months of 1998. The increase resulted primarily from the additional stores operated during the first nine months this year.

Interest expense was $1.6 million and $1.5 million for the first nine months of 1999 and 1998, respectively. The slight increase in interest expense resulted from higher average borrowings offset by slightly lower interest rates during the first nine months of 1999 compared to last year. The increased borrowings were primarily used to fund operating activities.

Net income for the first nine months of 1999 was $6.9 million or $0.15 diluted earnings per share compared to net income of $4.5 million or $0.10 diluted earnings per share for the first nine months of 1998.

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources

Net cash used in operating activities was $45.7 million and $52.9 million for the first nine months of 1999 and 1998, respectively. During the first nine months of 1999 and 1998, cash was used to increase inventories by $55.7 and $74.0 million, respectively, primarily related to new store openings. Cash was also used to reduce liabilities by $4.0 million during the first nine months of 1999. During the same period of 1998, cash was provided by a $21.0 million increase in liabilities. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending January 1, 2000.

During the first nine months of 1999 and 1998, cash flow used in investing activities was $16.2 million and $16.6 million, respectively, primarily for acquisition of fixtures, equipment, and leasehold improvements for new stores and information system enhancements. Total capital expenditures for 1999 are projected to be approximately $24.0 million.

Cash flow from financing activities was $52.4 million for the first nine months of 1999 and $51.5 million for the first nine months of 1998, which reflected in both periods net borrowings under the Company's revolving credit agreement to meet seasonal working capital requirements. This year's first nine months includes $0.3 million of proceeds from the exercise of stock options and related income tax benefits compared to $3.5 million in last year's first nine months. During both 1999 and 1998, the first nine months includes $1.0 million of proceeds from the employee stock purchase plan. During the first nine months of 1999, cash was used to repurchase 1,002,800 shares of the Company's common stock for $6.9 million and in last year's first nine months 1,008,500 shares were repurchased for $11.6 million.

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

The Company categorized as "mission critical" those systems whose failure could cause cessation of store operations, or could otherwise have a sustained and significant detrimental financial impact on the Company. These systems enable the Company to maintain sales, order and receive merchandise and pay employees and vendors. All mission critical systems have been completed through all phases of the program.

The Company performs system upgrades and purchases new systems, applications, software and hardware in the ordinary course of business. Since 1996, the Company has only purchased software and systems that are Year 2000 compliant or require little modification to remedy Year 2000 issues. As a result, the Company has been able to minimize the financial impact of its Year 2000 costs and such costs have not been material to the Company's financial position, results of operations or cash flows.

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

Store Closings and Related Costs

The Company is developing a plan to close certain under-performing stores. The Company anticipates closing four stores by the end of 1999 and an additional five to six stores during the year 2000. In the fourth quarter of 1999, the Company expects to record one-time, pre-tax charges of no more than $22 million, resulting from store closings, related inventory writedowns and other closing costs.

                                Stein Mart, Inc.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K
                      (a) Exhibit 27 - Financial Data Schedule
                      (b) No reports on Form 8-K were filed during the quarter
                          ended October 2, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Stein Mart, Inc.

Date:   October 29, 1999                                /s/John H. Williams, Jr.
                                              ----------------------------------
                                                           John H. Williams, Jr.
                                              President, Chief Operating Officer



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