Form 10-K405
period 2000-01-01
STEIN MART INC
filed 2000-03-31
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2000         Commission File number 0-20052



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

The aggregate market value (based on the closing price on The Nasdaq Stock Market) of the Common Stock of the registrant held by non-affiliates of the registrant was $114,053,945 on February 25, 2000. For purposes of this response, executive officers and directors are deemed to be the affiliates of the registrant and the holdings by non-affiliates was computed as 27,236,763 shares.

The number of shares of Common Stock, $0.01 par value per share, outstanding as of February 25, 2000, was 43,348,635.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
1.  Portions of the  registrant's  1999 Annual Report to  Shareholders  shown in
    Exhibit 13 are incorporated in Parts II and IV.
2. Portions of the registrant's Proxy Statement for its 2000 Annual Meeting are incorporated in Part III.

                                Stein Mart, Inc.

                                    Form 10-K
                                 January 1, 2000

                                Table of Contents

                                     Part I
                                                                            Page
                                                                            ----
Item  1.  Business                                                             3

Item  2.  Properties                                                          11

Item  3.  Legal Proceedings                                                   12

Item  4.  Submission of Matters to a Vote of Security Holders                 12

                                     Part II

Item  5.  Market for Registrant's Common Equity and Related Stockholder       13
          Matters

Item  6.  Selected Financial Data                                             13

Item  7.  Management's Discussion and Analysis of Financial Condition and     13
          Results of Operations

Item  8.  Financial Statements and Supplementary Data                         13

Item  9.  Changes In and Disagreements With Accountants on Accounting and     13
          Financial Disclosure

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant                  14

Item 11.  Executive Compensation                                              14

Item 12.  Security Ownership of Certain Beneficial Owners and Management      14

Item 13.  Certain Relationships and Related Transactions                      14

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    14

                                     PART I

ITEM 1.    BUSINESS

At January 1, 2000, Stein Mart, Inc. (together with its wholly owned subsidiary, the "Company" or "Stein Mart") was a 205-store retail chain offering fashionable, current-season, primarily branded merchandise comparable in quality and presentation to that of traditional department and fine specialty stores at prices typically 25% to 60% below those regularly charged by such stores. The Company's focused assortment of merchandise features moderate to designer brand-name apparel for women, men and children, as well as accessories, gifts, linens, shoes and fragrances. Stein Mart operated a single store in Greenville, Mississippi from the early 1900's until 1977, when it began its expansion program. During the last six years, the Company has more than tripled the number of Stein Mart stores from 66 in 16 states at year-end 1993 to 205 in 28 states at January 1, 2000. The Company's stores, which average approximately 38,000 gross square feet, are located primarily in neighborhood shopping centers in metropolitan areas.

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

    Value Pricing through Vendor Relationships.
    Stein Mart has longstanding relationships with many key vendors. Management believes that the Company's purchase terms enable it to negotiate more favorable prices from vendors than are typical in the department store industry. Stein Mart passes these savings on to its customers through prices which are typically 25% to 60% below those regularly charged by traditional department and fine specialty stores.

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

Expansion Strategy

The Company's expansion strategy is to add stores in new markets, including those markets with the potential for multiple stores, and existing markets to capture advertising and management efficiencies. The Company plans to open 20-23 stores in 2000.

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

Store Closings

In October 1999, the Company's Board of Directors approved a plan to improve overall profitability of the Company by closing certain under-performing stores. In accordance with the plan, four stores were closed on December 31, 1999 and six more will be closed during 2000. Pursuant to the plan, the Company recorded a $20.5 million pre-tax charge in 1999 for store closing and asset impairment expenses. The charge includes $4.6 million for inventory write-downs and $15.9 million primarily for the estimated cost of lease terminations and write-off of leasehold improvements. See Item 7 of this Form 10-K - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of these charges.

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

The  following   reflects  the  percentage  of  the  Company's  sales  by  major
merchandise   category   (including   sales  from  leased  shoe  and   fragrance
departments) for the periods indicated:


                                                    Fiscal Year Ended
                                          --------------------------------------
                                          January 3,    January 2,    January 1,
                                             1998          1999          2000
                                          ----------   ----------     ----------

   Ladies' and Boutique apparel               38%           38%           38%

   Ladies' accessories                        11            11            11

   Men's and young men's                      19            19            19

   Gifts and linens                           17            18            18

   Leased departments                          8             7             7

   Children's                                  6             6             6

   Other                                       1             1             1
                                             ----          ----          ----
                                             100%          100%          100%
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

The Company's shoe department is a leased department operated in individual stores by one of two shoe retailers. The merchandise in this department is presented in a manner consistent with the Company's overall presentation in other departments, stressing fashionable, current-season footwear at value prices. This department offers a variety of men's and women's casual and dress shoes, which complement the range of apparel available in other departments. Shoe department leases provide for the Company to be paid the greater of an annual base rent or a percentage of sales. More than half of the leases currently pay on the percentage of sales basis.

The Company leases its fragrance department to a third-party operator. The operating agreement requires the third-party operator to pay the Company the greater of an annual base amount or a percentage of sales.

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

Vendor Relationships and Buying

Stein Mart buys from over 2,800 vendors. Many of these are considered key vendors, with whom the Company enjoys longstanding working relationships that create a continuity of preplanned buying opportunities for upscale, current-season merchandise. Most of the Company's vendors are based in the United States, which generally reduces the time necessary to purchase and obtain shipments and allows the Company to react to merchandise trends in a timely fashion. The Company does not have long-term or exclusive contracts with any particular vendor. In 1999, less than 2% of Stein Mart's purchases were from any single vendor.

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

The Company's buying staff is headed by the Executive Vice President, Merchandising, who is supported by four Vice Presidents - General Merchandising Managers, ten Divisional Merchandising Managers and 36 buyers. In addition to base salary, the merchandising staff receives incentive compensation for achieving certain sales goals within their areas of responsibility. Historically, the Company has had very low turnover within its buying staff, enabling it to capitalize on an experienced, respected group of buyers capable of maintaining and enhancing the Company's vendor relationships.

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

Store Operations

The store organization is supervised by three Vice Presidents-Regional Directors of Stores who report to the Executive Vice President, Stores. District Directors of Stores and two Vice President-Regional Directors of Stores report to the three supervising Regional Directors. Each of these field supervisors is responsible for overseeing 11 to 13 stores. Each Vice President's and District Director's compensation includes an incentive component based on overall performance. Each Stein Mart store is managed by a general manager who reports directly to a Vice President or a District Director. Store general managers are responsible for individual store operations, including hiring, motivating and supervising sales associates; receiving and effectively presenting merchandise; and implementing price change determinations made by the Company's buying staff. Store general managers receive incentive compensation based upon operating results in several key areas, including increases in store sales. In addition to the store general manager and two assistant store managers, each Stein Mart store employs an average of 55 persons as department managers, sales associates, cashiers and in other positions.

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

Employees

At January 1, 2000, the Company's work force consisted of  approximately  12,300
employees  (7,600  40-hour  equivalent  employees).   The  number  of  employees
fluctuates based on the particular selling season.

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

ITEM 2.    PROPERTIES

At January 1, 2000, the Company operated stores in the following states:

                            State                              Number of Stores
                            -----                              ----------------
                            Alabama                                      6
                            Arizona                                      6
                            Arkansas                                     5
                            California                                   6
                            Colorado                                     4
                            Florida                                     26
                            Georgia                                     16
                            Illinois                                     4
                            Indiana                                      5
                            Iowa                                         1
                            Kansas                                       2
                            Kentucky                                     3
                            Louisiana                                    8
                            Mississippi                                  4
                            Missouri                                     3
                            Nebraska                                     1
                            Nevada                                       3
                            New Mexico                                   2
                            New York                                     2
                            North Carolina                              14
                            Ohio                                        10
                            Oklahoma                                     5
                            Pennsylvania                                 2
                            South Carolina                               8
                            Tennessee                                   11
                            Texas                                       37
                            Virginia                                     6
                            Wisconsin                                    5
                                                                      ----
                                                                       205
                                                                      ====
The Company leases all of its store locations and therefore has been able to grow without incurring indebtedness to acquire real estate. Management believes that the Company has earned a reputation as an "anchor tenant," which, along with its established operating history, has enabled it to negotiate favorable lease terms. Most of the leases provide for minimum rents, as well as percentage rents that are based on sales in excess of predetermined levels.

The table below reflects (i) the number of the Company's leases (as of January 1, 2000) that will expire each year if the Company does not exercise any of its renewal options, and (ii) the number of the Company's leases that will expire each year if the Company exercises all of its renewal options (assuming the lease is not otherwise terminated by either party pursuant to any other provision).

                                 Number of Leases             Number of Leases
                                 Expiring Each Year           Expiring Each Year
                                 if no Renewals               if all Renewals
                                 Exercised                    Exercised
                                 ------------------           ------------------

    2000                               2                             -
    2001                               7                             -
    2002                               8                             1
    2003                              14                             1
    2004                              15                             2
    2005-2009                        119                            15
    2010-2014                         42                            20
    2015-2045                          -                           168

The Company has made consistent capital commitments to maintain and improve existing store facilities. During 1999, approximately $4.8 million was spent to upgrade computer equipment, fixtures, equipment and leasehold improvements in stores opened prior to 1999.

The Company leases approximately 66,000 gross square feet of office space for its corporate headquarters in Jacksonville, Florida. The Company also leases a 92,000 square foot distribution center in Jacksonville for the purpose of processing a limited amount of merchandise (less than 10%).

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

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


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements with PricewaterhouseCoopers LLP report dated February 25, 2000, are incorporated by reference in the Form 10-K Annual Report and are shown in Exhibit 13.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the caption "Election of Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Executive Compensation" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The information required by this item appears under the caption "Voting Securities" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Certain Transactions; Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders and is incorporated by reference.

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

Reports on Form 8-K

The Company did not file a report on Form 8-K during the quarter ended January 1, 2000.

Exhibits

  *3A   -   Articles of Incorporation of the registrant

  *3B   -   Bylaws of the registrant

   4A   -   See Exhibits 3A and 3B for provisions of the Articles of
            Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the registrant

  *4B   -   Form of stock certificate for Common Stock

~*10E   -   Form of Director's and Officer's Indemnification Agreement

  10F   -   Amendment  dated October 29, 1999 to Loan Agreement dated August
            25, 1998 between the registrant and Bank of America, N.A. and SunTrust Bank, North Florida, N.A.

~*10G   -   Employee Stock Plan

~*10H   -   Form of Non-Qualified Stock Option Agreement

~*10I   -   Form of Incentive Stock Option Agreement

 *10J   -   Profit Sharing Plan

~*10K   -   Executive Health Plan

~*10L   -   Director Stock Option Plan

 ~10M   -   Executive Split Dollar Plan

 ~10N   -   Executive Deferral Plan

   13   -   Portions of 1999 Annual Report incorporated by reference into 1999
            Annual Report on Form 10-K

   23   -   Consent of PricewaterhouseCoopers LLP

   27   -   Financial Data Schedule

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

                                          STEIN MART, INC.

Date:       March 30, 2000                By:   /s/ Jay Stein
                                                --------------------------------
                                                Jay Stein, Chairman of the Board
                                                   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2000.


/s/ Jay Stein                                   /s/ Alvin R. Carpenter
-----------------------------                   --------------------------------
Jay Stein                                       Alvin R. Carpenter
Chairman of the Board and                       Director
   Chief Executive Officer

/s/ John H. Williams, Jr.                       /s/ Albert Ernest,Jr.
-----------------------------                   --------------------------------
John H. Williams, Jr.                           Albert Ernest, Jr.
President, Chief Operating                      Director
   Officer and Director

/s/ James G. Delfs                              /s/ Mitchell W. Legler
-----------------------------                   --------------------------------
James G. Delfs                                  Mitchell W. Legler
Senior Vice President,                          Director
   Chief Financial Officer

/s/ Clayton E. Roberson, Jr.                    /s/ Linda McFarland Farthing
-----------------------------                   --------------------------------
Clayton E. Roberson, Jr.                        Linda McFarland Farthing
Vice President, Controller                      Director


                                                /s/ Michael D. Rose
                                                --------------------------------
                                                Michael D. Rose
                                                Director


                                                /s/ James H. Winston
                                                --------------------------------
                                                James H. Winston
                                                Director