Form 10-Q
period 2000-04-01
STEIN MART INC
filed 2000-05-15
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



For the quarterly period ended                     Commission file number
        April 1, 2000                                   0-20052



                                STEIN MART, INC.
             (Exact name of registrant as specified in its charter)


         Florida                                        64-0466198
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)


1200 Riverplace Blvd., Jacksonville, Florida            32207
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


                             Yes  X    No
                                -----    -----
At May 8, 2000, the latest practicable date, there were 43,096,585 shares outstanding of Common Stock, $.01 par value.

                                Stein Mart, Inc.
                               Index to Form 10-Q

                                                                            Page
PART I -  FINANCIAL INFORMATION

  Item 1.   Financial Statements:
            Balance Sheets at April 1, 2000, January 1, 2000
               and April 3, 1999                                              3
            Statement of Income for the three months ended
               April 1, 2000 and April 3, 1999                                4
            Statement of Cash Flows for the three months ended
               April 1, 2000 and April 3, 1999                                5
            Notes to Financial Statements                                     6

  Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7-10


PART II - OTHER INFORMATION                                                  11


            Item 1.  Legal Proceedings
            Item 2.  Changes in Securities
            Item 3.  Defaults Upon Senior Securities
            Item 4.  Submission of Matters to a Vote of Security Holders
            Item 5.  Other Information
            Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                                   12


                                Stein Mart, Inc.
                                 Balance Sheet
                                 (In thousands)

                                                                 April 1,        January 1,          April 3,
                                                                  2000              2000              1999
                                                              ------------      ------------      ------------
                                                                Unaudited                           Unaudited
ASSETS
 Current assets:
    Cash and cash equivalents                                    $ 16,081          $ 17,055          $ 18,263
    Trade and other receivables                                     3,648             4,472             3,744
    Inventories                                                   269,449           245,186           238,166
    Prepaid taxes                                                     -                 -                 862
    Prepaid expenses and other current assets                       3,039             4,089             3,595
                                                              ------------      ------------      ------------
       Total current assets                                       292,217           270,802           264,630

 Property and equipment, net                                       76,520            76,503            76,110
 Other assets                                                       4,725             4,895             3,901
                                                              ------------      ------------      ------------
       Total assets                                              $373,462          $352,200          $344,641
                                                              ============      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                             $ 97,916          $120,640          $ 88,806
    Accrued liabilities                                            31,542            30,086            25,181
    Income taxes payable                                              992             4,686               -
                                                              ------------      ------------      ------------
       Total current liabilities                                  130,450           155,412           113,987

 Store closing reserve                                             11,834            12,589               -
 Notes payable to banks                                            50,121               -              43,651
 Deferred income taxes                                              4,287             4,287             9,008
                                                              ------------      ------------      ------------
       Total liabilities                                          196,692           172,288           166,646

 Stockholders' equity:
    Preferred stock - $.01 par value; 1,000,000 shares
      authorized; no shares outstanding
    Common stock - $.01 par value; 100,000,000 shares
      authorized; 43,102,585 shares issued and outstanding
      at April 1, 2000; and 43,904,450 shares issued and
      outstanding at January 1, 2000; 45,348,623 shares
      issued and outstanding at April 3, 1999                         431               439               453
    Paid-in capital                                                17,231            21,364            31,012
    Retained earnings                                             159,108           158,109           146,530
                                                              ------------      ------------      ------------
        Total stockholders' equity                                176,770           179,912           177,995
                                                              ------------      ------------      ------------
        Total liabilities and stockholders' equity               $373,462          $352,200          $344,641
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

                                Stein Mart, Inc.
                               Statement of Income
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                                     For The
                                                                Three Months Ended
                                                         ----------------------------
                                                            April 1,        April 3,
                                                             2000            1999
                                                         ------------    ------------
Net sales                                                   $245,451        $212,087
Cost of merchandise sold                                     188,296         163,444
                                                         ------------    ------------

   Gross profit                                               57,155          48,643

Selling, general and administrative expenses                  57,874          50,511
Other income, net                                              2,955           2,692
                                                         ------------    ------------

    Income from operations                                     2,236             824

Interest expense                                                 625             432
                                                         ------------    ------------
Income before income taxes                                     1,611             392
Provision for income taxes                                       612             149
                                                         ------------   -------------
    Net income                                              $    999        $    243
                                                         ============   =============

Earnings per share - Basic                                  $   0.02        $   0.01
                                                         ============   =============
Earnings per share - Diluted                                $   0.02        $   0.01
                                                         ============   =============

Weighted-average shares outstanding - Basic                   43,494          45,372
                                                         ============   =============
Weighted-average shares outstanding - Diluted                 43,664          45,761
                                                         ============   =============















                    The accompanying notes are an integral part of these financial statements.

                                       4


                                                 Stein Mart, Inc.
                                              Statement of Cash Flows
                                                    (Unaudited)
                                                  (In thousands)
                                                                          For The
                                                                     Three Months Ended
                                                                -----------------------------
                                                                   April 1,        April 3,
                                                                    2000            1999
                                                                ------------    -------------
Cash flows from operating activities:
    Net income                                                     $    999        $     243
    Adjustments to reconcile net income to net cash used in
       operating activities:
          Depreciation and amortization                               3,452            2,998
          (Increase) decrease in:
              Trade and other receivables                               824              836
              Inventories                                           (24,263)         (27,385)
              Prepaid taxes                                             -               (862)
              Prepaid expenses and other current assets               1,050              797
              Other assets                                              170               79
          Increase (decrease) in:
              Accounts payable                                      (22,724)         (13,668)
              Accrued liabilities                                     1,456           (1,272)
              Income taxes payable                                   (3,694)          (2,098)
              Store closing reserve                                    (755)             -
                                                                -------------   -------------
    Net cash used in operating activities                           (43,485)         (40,332)

Cash flows used in investing activities:
    Net acquisition of property and equipment                        (3,469)          (7,086)

Cash flows from financing activities:
    Net borrowings under notes payable to banks                      50,121           43,651
    Proceeds from exercise of stock options and related
       income tax benefits                                               48              145
    Proceeds from employee stock purchase plan                          528              522
    Purchase of common stock                                         (4,717)            (894)
                                                                -------------   -------------
    Net cash provided by financing activities                        45,980           43,424
                                                                -------------   -------------
Net decrease in cash and cash equivalents                              (974)          (3,994)
Cash and cash equivalents at beginning of year                       17,055           22,257
                                                                -------------   -------------
Cash and cash equivalents at end of period                         $ 16,081        $  18,263
                                                                =============   =============
Supplemental disclosures of cash flow information:
    Interest paid                                                  $    343        $     862
    Income taxes paid                                                 4,296            2,815

                    The accompanying notes are an integral part of these financial statements.


                                       5

                                Stein Mart, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.  Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended January 1, 2000.

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

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                              Apr. 1,          Apr. 3,
                                               2000             1999
                                           ------------     ------------
Weighted-average number
    of common shares                           43,494           45,372
Stock options                                     170              389
                                           ------------     ------------
Weighted-average number of common
    shares plus common stock equivalents       43,664           45,761
                                           ============     ============

3.  Store Closing Reserve
The store closing reserve includes primarily the estimated cost of lease terminations of ten under-performing stores recorded in 1999. Four stores were closed on December 31, 1999 and six more will be closed during 2000. Activity in the store closing reserve for the quarter ended April 1, 2000 included only severance payments and ongoing lease payments on two stores that were closed on December 31, 1999 and is as follows:

Balance, beginning of year                                     $12,589
Payments                                                          (243)
                                                            ------------
                                                                12,346
Less current portion (included in Accrued Liabilities)            (512)
                                                            ------------
Balance, April 1, 2000                                         $11,834
                                                            ============

4.  Common Stock Repurchase
During the three months ended April 1, 2000, the Company repurchased 925,500 shares for $4.7 million and during the three months ended April 3, 1999, repurchased 131,000 shares for $0.9 million.

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

Any such forward-looking statements contained herein are subject to risks and uncertainties that could cause the Company's actual results of operations to differ materially from historical results or current expectations. These risks include, without limitation, ongoing competition from other retailers many of whom are larger and have greater financial and marketing resources, the availability of suitable new store sites at acceptable lease terms, ability to successfully implement strategies to exit or improve under-performing stores, changes in the level of consumer spending or preferences in apparel, adequate sources of designer and brand-name merchandise at acceptable prices, and the Company's ability to attract and retain qualified employees to support planned growth.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make clear that any projected results expressed or implied therein will not be realized.

Results of Operations

In 1999, the Company recorded a charge to close ten under-performing stores. Four stores were closed on December 31, 1999 and six more will be closed during 2000. The Company continues to follow its plan to close these stores and believes the charge recorded in 1999 is sufficient to carry out this plan.

The information in the following table is presented as a percentage of net sales for the periods indicated:

                                                              Quarter Ended
                                                     ---------------------------
                                                        Apr. 1,         Apr. 3,
                                                         2000            1999
                                                     ------------   ------------
   Net sales                                             100.0%         100.0%

   Cost of merchandise sold                               76.7           77.1
                                                     ------------   ------------
      Gross profit                                        23.3           22.9

   Selling, general and administrative expenses           23.6           23.8

   Other income, net                                       1.2            1.3
                                                     ------------   ------------
      Income from operations                               0.9            0.4

   Interest expense                                        0.2            0.2
                                                     ------------   ------------
   Income before income taxes                              0.7            0.2

   Provision for income taxes                              0.3            0.1
                                                     ------------   ------------
      Net income                                           0.4%           0.1%
                                                     ============   ============

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


For the three months ended April 1, 2000 compared with the three months ended April 3, 1999:

Two stores were opened during the first quarter this year, bringing to 207 the number of stores in operation at the end of the first quarter of 2000 compared to 191 stores in operation at the end of the first quarter of 1999.

Net sales for the quarter ended April 1, 2000 were $245.5 million, a 15.7 percent increase over net sales of $212.1 million for the first quarter of 1999. Comparable store net sales increased 7.7 percent over the first quarter of 1999.

Gross profit for the quarter ended April 1, 2000 was $57.2 million or 23.3 percent of net sales compared to $48.6 million or 22.9 percent of net sales for the first quarter of 1999. The 0.4 percent increase in the gross profit percentage resulted primarily from improved occupancy leverage.

Selling, general and administrative expenses were $57.9 million or 23.6 percent of net sales for the quarter ended April 1, 2000 and $50.5 million or 23.8 percent of net sales for the same 1999 quarter. The $7.4 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the first quarter of 2000 as compared to the number of stores in operation during the first quarter of 1999. The decrease of 0.2 percent of net sales is primarily due to improved leverage of both selling and corporate office expenses.

Other income, primarily from in-store leased shoe departments, increased to $3.0 million for the first quarter of 2000, an increase of $0.3 million over the $2.7 for the first quarter of 1999. The increase resulted from the additional stores operated during the quarter this year.

Interest expense was $625,000 for the first quarter of 2000 and $432,000 for the first quarter of 1999. The increase resulted from higher average borrowings and higher interest rates during the first quarter this year compared to last year. The increased borrowings were primarily used to fund operating activities and to repurchase common stock.

Net income for the first quarter of 2000 was $1.0 million or $0.02 diluted earnings per share compared to net income of $0.2 million or $0.01 diluted earnings per share for the first quarter of 1999.

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources

Net cash used in operating activities was $43.5 million and $40.3 million for the first quarters of 2000 and 1999, respectively. During the first quarters of 2000 and 1999 cash was used to increase inventories by $24.3 million and $27.4 million, respectively, primarily related to new stores openings. Cash was also used to reduce liabilities, primarily accounts payable, by $25.7 million and $17.0 million, respectively. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending December 30, 2000.

During the first three months of 2000 and 1999, cash flows used in investing activities amounted to $3.5 million and $7.1 million, respectively, primarily for acquisition of fixtures, equipment, and leasehold improvements for new stores and information system enhancements. Total capital expenditures for 2000 are anticipated to be $15-18 million.

Cash flow from financing activities was $46.0 million for the first three months of 2000 and $43.4 million for the first three months of 1999 which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. In each of the first quarters of 2000 and 1999, $0.5 million of cash was provided by proceeds from the employee stock purchase plan. During the first quarter of 2000, cash was used to repurchase 925,500 shares of the Company's common stock for $4.7 million and in last year's first quarter, 131,000 shares were repurchased for $0.9 million.

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

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Year 2000 Issue

Beginning in 1997, the Company conducted a comprehensive review of its information technology systems and other equipment and services to determine those which would be impacted by the Year 2000 Issue (i.e., the inability of some technology and equipment to accurately read and process certain dates including all dates in the Year 2000 and thereafter). As a result of this review, the Company developed and successfully completed a program to resolve its Year 2000 issues.

The Company performs system upgrades and purchases new systems, applications, software and hardware in the ordinary course of business and, since 1996, has only purchased software and systems that are Year 2000 compliant or require little modification to remedy Year 2000 issues. As a result, the Company has been able to minimize the financial impact of its Year 2000 costs and such costs have not been material to the Company's financial position, results of operations or cash flows.

The Company has not experienced any Year 2000 difficulties to date. However, there can be no assurance that all of the Company's Year 2000 issues or those of key third parties upon whom the Company relies for goods and services have surfaced. If the Company or its key vendors fail to address future Year 2000 issues in a timely manner, and there are no alternatives available to the Company, then the Company could experience a material adverse impact on its results of operations or financial position.

                                Stein Mart, Inc.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K
             (a) Exhibit 27 - Financial Data Schedule
             (b) No reports on Form 8-K were filed during the quarter ended
                 April 1, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Stein Mart, Inc.

Date:   May 15, 2000                          /s/ John H. Williams, Jr.
                                              ----------------------------------
                                              John H. Williams, Jr.
                                              President, Chief Operating Officer
                                               and Director


                                              /s/ James G. Delfs
                                              ----------------------------------
                                              James G. Delfs
                                              Senior Vice President,
                                               Chief Financial Officer