Form 10-Q
period 2000-07-01
STEIN MART INC
filed 2000-08-14
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934



For the quarterly period ended                      Commission file number
        July 1, 2000                                     0-20052



                                STEIN MART, INC.
             (Exact name of registrant as specified in its charter)



         Florida                                         64-0466198
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)



1200 Riverplace Blvd., Jacksonville, Florida             32207
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

At August 7, 2000, the latest practicable date, there were 43,000,051 shares outstanding of common stock, $.01 par value.

                                Stein Mart, Inc.
                               Index to Form 10-Q

                                                                       Page
                                                                       ----

PART I - FINANCIAL INFORMATION

  Item 1.      Financial Statements:
                  Balance Sheets at July 1, 2000, January 1, 2000
                      and July 3, 1999                                   3
                  Statement of Income for the three months and six
                      months ended July 1, 2000 and July 3, 1999         4
                  Statement of Cash Flows for the six months ended
                      July 1, 2000 and July 3, 1999                      5
                  Notes to Financial Statements                          6

  Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      7-10


PART II - OTHER INFORMATION                                              11


  Item 1.      Legal Proceedings
  Item 2.      Changes in Securities
  Item 3.      Defaults Upon Senior Securities
  Item 4.      Submission of Matters to a Vote of Security Holders
  Item 5.      Other Information
  Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES                                                               12

                               Stein Mart, Inc.
                                  Balance Sheet
                                 (In thousands)
                                                                 July 1,           January 1,            July 3,
                                                                  2000               2000                 1999
                                                              ----------------    --------------     -----------------
                                                                (Unaudited)                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                        $ 10,026          $ 17,055              $ 10,814
  Trade and other receivables                                         2,513             4,472                 3,303
  Inventories                                                       262,869           245,186               230,806
  Prepaid expenses and other current assets                           2,611             4,089                 2,845
                                                              ----------------    --------------     ----------------
     Total current assets                                           278,019           270,802               247,768

Property and equipment, net                                          78,178            76,503                77,171
Other assets                                                          4,614             4,895                 4,202
                                                              ----------------    --------------     -----------------
     Total assets                                                  $360,811          $352,200              $329,141
                                                              ================    ==============     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $ 59,481          $120,640              $ 55,024
  Accrued liabilities                                                35,720            30,086                26,409
  Income taxes payable                                                9,183             4,686                 4,864
                                                              ----------------    --------------     -----------------
     Total current liabilities                                      104,384           155,412                86,297

Store closing reserve                                                11,507            12,589                   -
Notes payable to banks                                               51,730               -                  46,852
Deferred income taxes                                                 4,287             4,287                 9,008
                                                              ----------------    --------------     -----------------
     Total liabilities                                              171,908           172,288               142,157

Stockholders' equity:
  Preferred stock - $.01 par value; 1,000,000 shares
    authorized; no shares outstanding
  Common stock - $.01 par value; 100,000,000 shares
    authorized; 42,902,885 shares issued and outstanding
    at July 1, 2000; 43,904,450 shares issued and
    outstanding at January 1, 2000 and 45,307,823 shares
    issued and outstanding at July 3, 1999                              429               439                   453
  Paid-in capital                                                    15,536            21,364                30,607
  Retained earnings                                                 172,938           158,109               155,924
                                                              ----------------    --------------     -----------------
     Total stockholders' equity                                     188,903           179,912               186,984
                                                              ----------------    --------------     -----------------
     Total liabilities and stockholders' equity                    $360,811          $352,200              $329,141
                                                              ================    ==============     =================

   The accompanying notes are an integral part of these financial statements.

                                Stein Mart, Inc.
                               Statement of Income
                                   (Unaudited)
                     (In thousands except per share amounts)
                                                              For The                             For The
                                                         Three Months Ended                  Six Months Ended
                                                   -------------------------------    --------------------------------
                                                       July 1,          July 3,          July 1,           July 3,
                                                        2000             1999             2000              1999
                                                   -------------    --------------    -------------    ---------------
Net sales                                              $291,188          $244,920         $536,639           $457,007
Cost of merchandise sold                                208,909           176,962          397,205            340,406
                                                   -------------    --------------    -------------    ---------------

   Gross profit                                          82,279            67,958          139,434            116,601

Selling, general and administrative expenses             62,932            55,315          120,806            105,826
Other income, net                                         3,741             3,026            6,696              5,718
                                                   -------------    --------------    -------------    ---------------

   Income from operations                                23,088            15,669           25,324             16,493

Interest expense                                            781               518            1,406                950
                                                   -------------    --------------    -------------    ---------------

Income before income taxes                               22,307            15,151           23,918             15,543
Provision for income taxes                                8,477             5,757            9,089              5,906
                                                   -------------    --------------    -------------    ---------------

   Net income                                          $ 13,830           $ 9,394         $ 14,829            $ 9,637
                                                   =============    ==============    =============    ===============

Earnings per share - Basic                                $0.32             $0.21            $0.34              $0.21
                                                   =============    ==============    =============    ===============
Earnings per share - Diluted                              $0.32             $0.21            $0.34              $0.21
                                                   =============    ==============    =============    ===============

Weighted-average shares outstanding - Basic              43,008            45,341           43,251             45,356
                                                   =============    ==============    =============    ===============
Weighted-average shares outstanding - Diluted            43,459            45,811           43,562             45,786
                                                   =============    ==============    =============    ===============

 The accompanying notes are an integral part of these financial statements.

                                Stein Mart, Inc.
                             Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                                                 For The
                                                                            Six Months Ended
                                                                   ------------------------------------
                                                                      July 1,              July 3,
                                                                       2000                 1999
                                                                   ---------------      ---------------
Cash flows from operating activities:
  Net income                                                          $ 14,829             $  9,637
  Adjustments to reconcile net income to net cash used in
    Operating activities:
       Depreciation and amortization                                     6,995                6,213
       (Increase) decrease in:
           Trade and other receivables                                   1,959                1,277
           Inventories                                                 (17,683)             (20,025)
           Prepaid expenses and other current assets                     1,478                1,547
           Other assets                                                    281                 (222)
       Increase (decrease) in:
           Accounts payable                                            (61,159)             (47,450)
           Accrued liabilities                                           5,634                  (44)
           Income taxes payable                                          4,497                2,766
           Store closing reserve                                        (1,082)                 -
                                                                   ---------------      ---------------
  Net cash used in operating activities                                (44,251)             (46,301)

Cash flows used in investing activities:
  Net acquisition of property and equipment                             (8,670)             (11,362)

Cash flows from financing activities:
  Net borrowings under notes payable to banks                           51,730               46,852
  Proceeds from exercise of stock options and related
        income tax benefits                                                307                  209
  Proceeds from employee stock purchase plan                               528                  522
  Purchase of common stock                                              (6,673)              (1,363)
                                                                   ---------------      ---------------
  Net cash provided by financing activities                             45,892               46,220
                                                                   ---------------      ---------------

Net decrease in cash and cash equivalents                               (7,029)             (11,443)
Cash and cash equivalents at beginning of year                          17,055               22,257
                                                                   ---------------      ---------------
Cash and cash equivalents at end of period                            $ 10,026             $ 10,814
                                                                   ===============      ===============
Supplemental disclosures of cash flow information:

  Interest paid                                                       $ 1,278              $  1,279
  Income taxes paid                                                     4,515                    92

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

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                                     For The                      For The
                                                Three Months Ended            Six Months Ended
                                           -------------------------    ------------------------
                                             July 1,       July 3,        July 1,       July 3,
                                              2000          1999           2000          1999
                                           -----------   -----------    -----------  -----------
Weighted-average number of common shares      43,008        45,341        43,251        45,356
Stock options                                    451           470           311           430
                                           -----------   -----------    -----------  -----------
Weighted-average number of common shares
    plus common stock equivalents             43,459        45,811        43,562        45,786
                                           ===========   ===========    ===========  ===========

3.  Store Closing Reserve
The store closing reserve includes primarily the estimated cost of lease terminations of ten under-performing stores recorded in 1999. Four stores were closed on December 31, 1999 and six more will be closed during 2000. Activity in the store closing reserve for the six months ended July 1, 2000 included only severance payments and ongoing lease payments on two stores that were closed on December 31, 1999 and is as follows:

Balance, beginning of year                                    $12,589
Payments                                                         (334)
                                                         -------------
                                                               12,255
Less current portion (included in Accrued Liabilities)           (748)
                                                         -------------
Balance, July 1, 2000                                         $11,507
                                                         =============

4.  Common Stock Repurchase
During the six months ended July 1, 2000, the Company repurchased 1,161,500 shares for $6.7 million and during the six months ended July 3, 1999, the Company repurchased 181,000 shares for $1.4 million.

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

The information in the following table is presented as a percentage of net sales for the periods indicated:

                                        Quarter Ended                    Six Months Ended
                                  -------------------------        ----------------------------
                                     7/1/00        7/3/99              7/1/00          7/3/99
                                  -----------   -----------        -----------      -----------
Net sales                            100.0%        100.0%              100.0%          100.0%
Cost of merchandise sold              71.7          72.3                74.0            74.5
                                  -----------   -----------        -----------      -----------
     Gross profit                     28.3          27.7                26.0            25.5
Selling, general and
     administrative expenses          21.6          22.5                22.5            23.2
Other income, net                      1.3           1.2                 1.2             1.3
                                  -----------   -----------        -----------      -----------
     Income from operations            8.0           6.4                 4.7             3.6
Interest expense                       0.3           0.2                 0.2             0.2
                                  -----------   -----------        -----------      -----------
Income before income taxes             7.7           6.2                 4.5             3.4
Provision for income taxes             2.9           2.4                 1.7             1.3
                                  -----------   -----------        -----------      -----------
     Net income                        4.8%          3.8%                2.8%            2.1%
                                  ===========   ===========        ===========      ===========

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

For the three months ended July 1, 2000 compared with the three months ended July 3, 1999:

Four stores were opened during the second quarter this year, bringing to 211 the number of stores in operation this year compared to 196 stores in operation at the end of the second quarter of 1999.

Net sales for the quarter ended July 1, 2000 were $291.2 million, an 18.9 percent increase over net sales of $244.9 million for the second quarter of 1999. Comparable store net sales increased 12.8 percent over the second quarter of 1999.

Gross profit for the quarter ended July 1, 2000 was $82.3 million or 28.3 percent of net sales compared to $68.0 million or 27.7% of net sales for the second quarter of 1999. The 0.6 increase in the gross profit percentage resulted primarily from improved occupancy expense leverage.

Selling, general and administrative expenses were $62.9 million or 21.6 percent of net sales for the quarter ended July 1, 2000 and $55.3 million or 22.5 percent of net sales for the same 1999 quarter. The $7.6 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the second quarter of 2000 as compared to the number of stores in operation during the second quarter of 1999. The decrease of 0.9 percent of net sales is primarily due to improved leverage of selling and administrative expenses.

Other income, primarily from in-store leased shoe departments, increased to $3.7 million for the second quarter of 2000 compared to $3.0 million for the second quarter of 1999. The increase resulted from the additional stores operated during the quarter this year.

Interest expense was $781,000 for the second quarter of 2000 and $518,000 for the second quarter of 1999. The increase resulted from higher average borrowings and higher interest rates during the second quarter this year compared to last year. The increased borrowings were primarily used to fund operating activities and to repurchase common stock.

Net income for the second quarter of 2000 was $13.8 million or $0.32 diluted earnings per share compared to net income of $9.4 million or $0.21 diluted earnings per share for the second quarter of 1999.

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

For the six months ended July 1, 2000 compared with the six months ended July 3, 1999:

Six stores were opened during the first six months of 2000 and fifteen stores were opened and one store was closed during the first six months of 1999.

Net sales for the first six months of 2000 were $536.6 million, a 17.4 percent increase over sales of $457.0 million for the first six months of 1999. Comparable store net sales for the first six months of 2000 increased by 10.4 percent over the first six months of 1999.

Gross profit for the first six months of 2000 was $139.4 million or 26.0 percent of net sales compared to $116.6 million or 25.5 percent of net sales for the same six month period of 1999. The 0.5 percent increase in the gross profit percent resulted primarily from improved occupancy expense leverage.

Selling, general and administrative expenses were $120.8 million or 22.5 percent of net sales for the first six months of 2000 and $105.8 million or 23.2 percent for the first six months of 1999. The $15.0 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the first six months of 2000 as compared to the number of stores in operation during the first six months of 1999. The decrease of 0.7 percent of net sales is primarily due to improved leverage of selling and administrative expenses and decreased pre-opening expenses related to fewer new stores being opened in the first six months this year.

Other income, primarily from in-store leased shoe departments, increased to $6.7 million for the first half of 2000 compared to $5.7 million for the first half of 1999. The increase resulted primarily from the additional stores operated during the first six months this year.

Interest expense was $1.4 million and $1.0 million for the first half of 2000 and 1999, respectively. The increase resulted from higher average borrowings and higher interest rates during the first half of 2000 compared to last year. The increased borrowings were primarily used to fund operating activities and repurchase common stock.

Net income for the first six months of 2000 was $14.8 million or $0.34 diluted earnings per share compared to net income of $9.6 million or $0.21 diluted earnings per share for the first six months of 1999.

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Liquidity and Capital Resources

Net cash used in operating activities was $44.3 million and $46.3 million for the first six months of 2000 and 1999, respectively. Cash was used in the first six months of 2000 and 1999 to increase inventories by $17.7 and $20.0 million, respectively, primarily related to new store openings, and to pay accounts payable of $61.2 million and $47.5 million, respectively. These decreases were offset by a $5.2 million increase in net income before depreciation and amortization and a $5.6 million increase in accrued liabilities. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending December 30, 2000.

During the first six months of 2000 and 1999, cash flow used in investing activities was $8.7 million and $11.4 million, respectively, primarily for acquisition of fixtures, equipment, and leasehold improvements for new stores and information system enhancements. Total capital expenditures for 2000 are anticipated to be $18-20 million.

Cash flow from financing activities was $45.9 million for the first six months of 2000 and $46.2 million for the first six months of 1999 which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. During both 2000 and 1999, the first half includes $0.5 million of proceeds from the employee stock purchase plan. During the first half of 2000, cash was used to repurchase 1,161,500 shares of the Company's common stock for $6.7 million and in last year's first half 181,000 shares were repurchased for $1.4 million.

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

                           PART II - OTHER INFORMATION



Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders
                 The company held its 2000 annual meeting of stockholders on May 1, 2000. At the meeting all of the Company's directors were elected to serve for one-year terms. The vote for each nominee for director was as follows:

                                                                      Votes
                 Name of Director                   Votes For        Withheld
                 ----------------                   -----------      --------
                 Alvin R. "Pete" Carpenter          41,075,988        319,796
                 Linda McFarland Farthing           41,076,482        319,302
                 Mitchell W. Legler                 40,489,225        906,559
                 Michael D. Rose                    41,075,988        319,796
                 Jay Stein                          41,069,070        326,714
                 John H. Williams, Jr.              41,075,898        319,886
                 James H. Winston                   41,079,188        316,596

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K
                      (a) Exhibit 27 - Financial Data Schedule
                      (b) No reports on Form 8-K were filed  during the  quarter ended July 1, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Stein Mart, Inc.

Date:   August 14, 2000                       /s/ John H. Williams, Jr.
                                              ----------------------------------
                                              John H. Williams, Jr.
                                              President, Chief Operating Officer
                                                and Director

                                              /s/ James G. Delfs
                                              ----------------------------------
                                              James G. Delfs
                                              Senior Vice President,
                                                Chief Financial Officer
                                       12