Form 10-Q
period 2000-09-30
STEIN MART INC
filed 2000-11-14
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934



For the quarterly period ended                   Commission file number
     September 30, 2000                                0-20052




                                STEIN MART, INC.
             (Exact name of registrant as specified in its charter)




         Florida                                       64-0466198
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)



1200 Riverplace Blvd., Jacksonville, Florida           32207
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

At November 4, 2000, the latest practicable date, there were 42,431,011 shares outstanding of common stock, $.01 par value.

                                Stein Mart, Inc.
                               Index to Form 10-Q


                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:
              Balance Sheets at September 30, 2000, January 1, 2000
                  and October 2, 1999                                      3
              Statement of Income for the three months and nine
                  months ended September 30, 2000 and October 2, 1999      4
              Statement of Cash Flows for the nine months ended
                  September 30, 2000 and October 2, 1999                   5
              Notes to Financial Statements                                6

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7-10


PART II - OTHER INFORMATION                                                11


     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                                 12

                                Stein Mart, Inc.
                                  Balance Sheet
                                 (In thousands)

                                                                 September 30,            January 1,            October 2,
                                                                     2000                   2000                  1999
                                                                 -------------         -------------          ------------
                                                                   (Unaudited)                                 (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                         $ 13,650              $ 17,055              $ 12,781
    Trade and other receivables                                          2,478                 4,472                 4,586
    Inventories                                                        308,549               245,186               266,512
    Prepaid taxes                                                        1,821                  -                    3,178
    Prepaid expenses and other current assets                            3,742                 4,089                 3,087
                                                                 -------------         -------------          ------------
        Total current assets                                           330,240               270,802               290,144

Property and equipment, net                                             79,256                76,503                79,050
Other assets                                                             6,341                 4,895                 4,099
                                                                 -------------         -------------          ------------
        Total assets                                                  $415,837              $352,200              $373,293
                                                                 =============         =============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $110,835              $120,640              $ 99,100
    Accrued liabilities                                                 42,691                30,086                27,879
    Income taxes payable                                                  -                    4,686                  -
                                                                 -------------         -------------          ------------
        Total current liabilities                                      153,526               155,412               126,979

Store closing reserve                                                   10,515                12,589                  -
Notes payable to banks                                                  60,115                  -                   58,013
Deferred income taxes                                                    4,287                 4,287                 9,008
                                                                 -------------         -------------          ------------
        Total liabilities                                              228,443               172,288               194,000

Stockholders' equity:
    Preferred stock - $.01 par value; 1,000,000 shares
      authorized; no shares outstanding
    Common stock - $.01 par value;  100,000,000 shares
      authorized;  42,631,111 shares issued and outstanding
      at September 30, 2000;  43,904,450  shares issued and
      outstanding at January 1, 2000 and 44,595,440 shares
      issued and outstanding at October 2, 1999                            426                   439                   446
    Paid-in capital                                                     11,948                21,364                25,674
    Retained earnings                                                  175,020               158,109               153,173
                                                                 -------------         -------------         -------------
        Total stockholders' equity                                     187,394               179,912               179,293
                                                                 -------------         -------------         -------------
        Total liabilities and stockholders' equity                    $415,837              $352,200              $373,293
                                                                 =============         =============         =============



   The accompanying notes are an integral part of these financial statements.

                                Stein Mart, Inc.
                               Statement of Income
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                                        For The                            For The
                                                                  Three Months Ended                  Nine Months Ended
                                                           --------------------------------    --------------------------------
                                                           September 30,         October 2,     September 30,         October 2,
                                                               2000                 1999            2000                 1999
                                                           -------------         ----------     -------------         ----------
Net sales                                                       $267,561           $227,625          $804,200           $684,632
Cost of merchandise sold                                         204,484            179,259           601,689            519,665
                                                           -------------         ----------     -------------         ----------

    Gross profit                                                  63,077             48,366           202,511            164,967

Selling, general and administrative expenses                      61,819             54,963           182,625            160,789
Other income, net                                                  2,927              2,789             9,623              8,507
                                                           -------------         ----------     -------------         ----------

    Income (loss) from operations                                  4,185             (3,808)           29,509             12,685

Interest expense                                                     827                629             2,233              1,579
                                                           -------------         ----------     -------------         ----------

Income (loss) before income taxes                                  3,358             (4,437)           27,276             11,106
Income tax provision (benefit)                                     1,276             (1,686)           10,365              4,220
                                                           -------------         ----------     -------------         ----------

    Net income (loss)                                           $  2,082           $ (2,751)         $ 16,911           $  6,886
                                                           =============         ==========     =============         ==========

Earnings (loss) per share - Basic                                  $0.05             $(0.06)            $0.39              $0.15
                                                           =============         ==========     =============         ==========
Earnings (loss) per share - Diluted                                $0.05             $(0.06)            $0.39              $0.15
                                                           =============         ==========     =============         ==========

Weighted-average shares outstanding - Basic                       42,991             44,871            43,164             45,194
                                                           =============         ==========     =============         ==========
Weighted-average shares outstanding - Diluted                     43,665             45,213            43,596             45,595
                                                           =============         ==========     =============         ==========












   The accompanying notes are an integral part of these financial statements.

                                Stein Mart, Inc.
                             Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                          For The
                                                                                                      Nine Months Ended
                                                                                          --------------------------------------
                                                                                          September 30,               October 2,
                                                                                              2000                       1999
                                                                                          -------------               ----------
Cash flows from operating activities:
    Net income                                                                                  $16,911                  $ 6,886
    Adjustments to reconcile net income to net cash used in
        operating activities:
            Depreciation and amortization                                                        10,570                    9,160
            Tax benefit from exercise of stock options                                              197                       88
            (Increase) decrease in:
                Trade and other receivables                                                       1,994                       (6)
                Inventories                                                                     (63,363)                 (55,731)
                Prepaid taxes                                                                    (1,821)                  (3,178)
                Prepaid expenses and other current assets                                           347                    1,305
                Other assets                                                                     (1,446)                    (119)
            Increase (decrease) in:
                Accounts payable                                                                 (9,805)                  (3,374)
                Accrued liabilities                                                              12,605                    1,426
                Income taxes payable                                                             (4,686)                  (2,098)
                Store closing reserve                                                            (2,074)                    -
                                                                                          -------------               ----------
    Net cash used in operating activities                                                       (40,571)                 (45,641)

Cash flows used in investing activities:
    Net acquisition of property and equipment                                                   (13,323)                 (16,188)

Cash flows from financing activities:
    Net borrowings under notes payable to banks                                                  60,115                   58,013
    Proceeds from exercise of stock options                                                         520                      244
    Proceeds from employee stock purchase plan                                                      957                    1,022
    Purchase of common stock                                                                    (11,103)                  (6,926)
                                                                                          -------------               ----------
    Net cash provided by financing activities                                                    50,489                   52,353
                                                                                          -------------               ----------

Net decrease in cash and cash equivalents                                                        (3,405)                  (9,476)
Cash and cash equivalents at beginning of year                                                   17,055                   22,257
                                                                                          -------------               ----------
Cash and cash equivalents at end of period                                                      $13,650                  $12,781
                                                                                          =============               ==========
Supplemental disclosures of cash flow information:
    Interest paid                                                                               $ 2,160                  $ 1,781
    Income taxes paid                                                                            16,853                    6,389








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

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                                                     Quarter Ended                  Nine Months Ended
                                                                ------------------------        ------------------------
                                                                 Sept. 30,       Oct. 2,         Sept. 30,       Oct. 2,
                                                                   2000           1999             2000           1999
                                                                ----------      --------        ----------      --------
Weighted-average number of common shares                           42,991        44,871            43,164        45,194
Stock options                                                         674           342               432           401
                                                                ----------      --------        ----------      --------
Weighted-average number of common shares
    plus common stock equivalents                                  43,665        45,213            43,596        45,595
                                                                ==========      ========        ==========      ========

3.  Store Closing Reserve
The store closing reserve includes primarily the estimated cost of lease terminations of ten under-performing stores recorded in 1999. Four stores were closed on December 31, 1999 and six more will be closed during 2000. Activity in the store closing reserve for the nine months ended September 30, 2000 included only severance payments and ongoing lease payments on two stores that were closed on December 31, 1999 and is as follows:

Balance, beginning of year                                        $12,589
Payments                                                             (434)
                                                                ----------
                                                                   12,155
Less current portion (included in Accrued liabilities)             (1,640)
                                                                ----------
Balance, September 30, 2000                                        10,515
                                                                ==========

4.  Common Stock Repurchase
During the nine months ended September 30, 2000, the Company repurchased 1,570,500 shares for $11.1 million and during the nine months ended October 2, 1999, the Company repurchased 1,002,800 shares for $6.9 million. During the period from October 1, 2000 through November 4, 2000, the Company repurchased an additional 247,100 shares of its common stock in the open market at a cost of $2.9 million.

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

The information in the following table is presented as a percentage of net sales for the periods indicated:

                                                        Quarter Ended                       Nine Months Ended
                                                 ---------------------------          ----------------------------
                                                   9/30/00          10/2/99             9/30/00          10/2/99
                                                 -----------      ----------          ----------        ----------
Net sales                                           100.0%          100.0%              100.0%            100.0%
Cost of merchandise sold                             76.4            78.8                74.8              75.9
                                                 -----------      ----------          ----------        ----------
     Gross profit                                    23.6            21.2                25.2              24.1
Selling, general and
     administrative expenses                         23.1            24.1                22.7              23.5
Other income, net                                     1.1             1.2                 1.2               1.3
                                                 -----------      ----------          ----------        ----------
     Income (loss) from operations                    1.6            (1.7)                3.7               1.9
Interest expense                                      0.3             0.2                 0.3               0.3
                                                 -----------      ----------          ----------        ----------
Income (loss) before income taxes                     1.3            (1.9)                3.4               1.6
Income tax provision (benefit)                        0.5            (0.7)                1.3               0.6
                                                 -----------      ----------          ----------        ----------
     Net income (loss)                                0.8%           (1.2%)               2.1 %             1.0%
                                                 ===========      ==========          ==========        ==========


                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation


For the three months ended September 30, 2000 compared with the three months ended October 2, 1999:

Five stores were opened during the third quarter this year, bringing to 216 the number of stores in operation this year compared to 203 stores in operation at the end of the third quarter of 1999.

Net sales for the quarter ended September 30, 2000 were $267.6 million, a 17.5 percent increase over net sales of $227.6 million for the third quarter of 1999. Comparable store net sales increased 11.1 percent over the third quarter of 1999.

Gross profit for the quarter ended September 30, 2000 was $63.1 million or 23.6 percent of net sales compared to $48.4 million or 21.2 percent of net sales for the third quarter of 1999. The 2.4 percent increase in the gross profit percentage resulted from lower markdowns as a percent of sales and from leveraging occupancy expenses.

Selling, general and administrative expenses were $61.8 million or 23.1 percent of net sales for the quarter ended September 30, 2000 and $55.0 million or 24.1 percent of net sales for the same 1999 quarter. The $6.8 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the third quarter of 2000 as compared to the number of stores in operation during the third quarter of 1999. The decrease of 1.0 percent of net sales is due to improved leverage of selling and administrative expenses and decreased pre-opening expenses from fewer stores being opened this year.

Other income, primarily from in-store leased shoe departments, increased to $2.9 million for the third quarter of 2000 compared to $2.8 million for the third quarter of 1999. The increase resulted from the additional stores operated during the quarter this year.

Interest expense was $827,000 for the third quarter of 2000 and $629,000 for the third quarter of 1999. The increase resulted from higher interest rates during the third quarter this year compared to last year. Average borrowings for the third quarter of 2000 were comparable to the third quarter of 1999.

Net income for the third quarter of 2000 was $2.1 million or $0.05 diluted earnings per share compared to a net loss of $(2.8) million or $(0.06) diluted loss per share for the third quarter of 1999.

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation


For the nine months ended September 30, 2000 compared with the nine months ended October 2, 1999:

Eleven stores were opened during the first nine months of 2000 and twenty-two stores were opened and one store was closed during the first nine months of 1999.

Net sales for the first nine months of 2000 were $804.2 million, a 17.5 percent increase over sales of $684.6 million for the first nine months of 1999. Comparable store net sales for the first nine months of 2000 increased by 10.6 percent over the first nine months of 1999.

Gross profit for the first nine months of 2000 was $202.5 million or 25.2 percent of net sales compared to $165.0 million or 24.1 percent of net sales for the same nine month period of 1999. The 1.1 percent increase in the gross profit percent resulted from lower markdowns as a percent of sales and from leveraging occupancy expenses.

Selling, general and administrative expenses were $182.6 million or 22.7 percent of net sales for the first nine months of 2000 and $160.8 million or 23.5 percent for the first nine months of 1999. The $21.8 million increase in selling, general and administrative expenses is primarily due to the additional stores in operation during the first nine months of 2000 as compared to the number of stores in operation during the first nine months of 1999. The decrease of 0.8 percent of net sales is due to improved leverage of selling and administrative expenses and decreased pre-opening expenses related to fewer new stores being opened in the first nine months this year.

Other income, primarily from in-store leased shoe departments, increased to $9.6 million for the first nine months of 2000 compared to $8.5 million for the first nine months of 1999. The increase resulted primarily from the additional stores operated during the first nine months this year.

Interest expense was $2.2 million and $1.6 million for the first nine months of 2000 and 1999, respectively. The increase resulted from higher average borrowings and higher interest rates during the first nine months of 2000 compared to last year. The increased borrowings were primarily used to fund operating activities and repurchase common stock.

Net income for the first nine months of 2000 was $16.9 million or $0.39 diluted earnings per share compared to net income of $6.9 million or $0.15 diluted earnings per share for the first nine months of 1999.

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation


Liquidity and Capital Resources

Net cash used in operating activities was $40.6 million and $45.7 million for the first nine months of 2000 and 1999, respectively. Cash was used in the first nine months of 2000 and 1999 to increase inventories by $63.4 million and $55.7 million, respectively, primarily related to new store openings, and to pay accounts payable of $9.8 million and $3.4 million, respectively. These decreases were offset by a $10.0 million increase in net income before depreciation and amortization and a $12.6 million increase in accrued liabilities. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending December 30, 2000.

During the first nine months of 2000 and 1999, cash flow used in investing activities was $13.3 million and $16.2 million, respectively, primarily for acquisition of fixtures, equipment, and leasehold improvements for new stores and information system enhancements. Total capital expenditures for 2000 are anticipated to be $20 million.

Cash flow from financing activities was $50.5 million for the first nine months of 2000 and $52.4 million for the first nine months of 1999 which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. During the first nine months of 2000, cash was used to repurchase 1,570,500 shares of the Company's common stock for $11.1 million and in last year's first nine months 1,002,800 shares were repurchased for $6.9 million. During both 2000 and 1999, the first nine months includes $1.0 million of proceeds from the employee stock purchase plan.

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


Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K
                      (a) Exhibit 27 - Financial Data Schedule
                      (b) No reports on Form 8-K were filed  during the  quarter ended September 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Stein Mart, Inc.

Date:   November 14, 2000                   /s/ John H. Williams, Jr
                                            ----------------------------------
                                            John H. Williams, Jr.
                                            President, Chief Operating Officer
                                              and Director




                                             /s/ James G. Delfs
                                             ---------------------------------
                                            James G. Delfs
                                            Senior Vice President,
                                              Chief Financial Officer