Form 10-K405
period 2000-12-30
STEIN MART INC
filed 2001-03-30
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2000       Commission File number 0-20052



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

The aggregate market value (based on the closing price on The Nasdaq Stock Market) of the Common Stock of the registrant held by non-affiliates of the registrant was $223,107,913 on March 2, 2001. For purposes of this response, executive officers and directors are deemed to be the affiliates of the registrant and the holdings by non-affiliates was computed as 16,979,532 shares.

The number of shares of Common Stock, $0.01 par value per share, outstanding as of March 2, 2001, was 41,183,737.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
1. Portions of the  registrant's  2000 Annual Report to  Shareholders  shown  in
   Exhibit 13 are incorporated in Parts II and IV.
2. Portions of the registrant's Proxy Statement for its 2001 Annual Meeting are incorporated in Part III.

                                Stein Mart, Inc.

                                    Form 10-K
                                December 30, 2000

                                Table of Contents

                                     Part I

                                                                            Page
                                                                            ----

Item  1.  Business                                                             3

Item  2.  Properties                                                          11

Item  3.  Legal Proceedings                                                   12

Item  4.  Submission of Matters to a Vote of Security Holders                 12

                                     Part II

Item  5.  Market for Registrant's Common Equity and Related Stockholder       13
          Matters

Item  6.  Selected Financial Data                                             13

Item  7.  Management's Discussion and Analysis of Financial Condition         13
          and Results of Operations

Item  8.  Financial Statements and Supplementary Data                         13

Item  9.  Changes In and Disagreements With Accountants on Accounting         13
          and Financial Disclosure

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant                  14

Item 11.  Executive Compensation                                              14

Item 12.  Security Ownership of Certain Beneficial Owners and Management      14

Item 13.  Certain Relationships and Related Transactions                      14

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    14

                                     PART I

ITEM 1.   BUSINESS

At December 30, 2000, Stein Mart, Inc. (together with its wholly owned subsidiary, the "Company" or "Stein Mart") was a 226-store retail chain offering fashionable, current-season, primarily branded merchandise comparable in quality and presentation to that of traditional department and fine specialty stores at prices typically 25% to 60% below those regularly charged by such stores. The Company's focused assortment of merchandise features moderate to designer brand-name apparel for women, men and children, as well as accessories, gifts, linens, shoes and fragrances. Stein Mart operated a single store in Greenville, Mississippi from the early 1900's until 1977, when it began its expansion program. The Company has more than doubled the number of Stein Mart stores from 100 in 18 states at year-end 1995 to 226 in 29 states at December 30, 2000. The Company's stores, which average approximately 38,000 gross square feet, are located primarily in neighborhood shopping centers in metropolitan areas.

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

     Timely, Consistent,  Upscale Merchandise.
     The Company purchases upscale, branded merchandise primarily through pre-planned buying programs similar to those used by traditional department and fine specialty stores. These preplanned buying programs enable the Company to offer fashionable, current-season assortments on a consistent basis.

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

Expansion Strategy

The Company's expansion strategy is to add stores in new markets, including those markets with the potential for multiple stores, and existing markets to capture advertising and management efficiencies. The Company plans to open 25-30 stores in 2001.

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

The Company refurbishes existing retail locations or occupies newly constructed stores, which typically are anchor stores in new or existing shopping centers situated near upscale residential areas, ideally with co-tenants that cater to a similar customer base. The Company's historical ability to negotiate favorable leases and to construct attractive stores with a relatively low investment has provided a significant cost advantage over traditional department and fine specialty stores. The cost of opening a typical new store includes approximately $450,000 to $650,000 for fixtures, equipment, leasehold improvements and pre-opening expenses (primarily advertising, stocking and training). Pre-opening costs are expensed when incurred. Initial inventory investment for a new store is approximately $1 million (a portion of which is financed through vendor credit).

Store Closings

In October 1999, the Company's Board of Directors approved a plan to close ten under-performing stores in order to improve overall profitability of the Company. During the fourth quarter of 1999, the Company recorded a $20.5 million pre-tax charge for store closing and asset impairment expenses. The charge included $4.6 million for inventory write-downs and $15.9 million for the estimated cost of lease terminations and write-off of leasehold improvements.

During the fourth quarter of 2000, the Company recorded a net pre-tax credit of $3.4 million related to the store closings which began in 1999. The credit resulted from adjustments to estimated lease obligations for changes in anticipated closing dates and for favorable lease settlements ($2.5 million), unsatisfactory lease negotiations to close two stores ($1.9 million), offset by a $1.0 million charge for the write-down of furniture, fixtures and equipment related to store closings. See Item 7 of this Form 10-K - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of these charges.

Merchandising

Stein Mart's focused assortment of merchandise features moderate to designer brand-name apparel for women, men and children, as well as accessories, gifts, linens, shoes and fragrances. Branded merchandise is complemented by a limited private label program that enhances the Company's assortment of current fashion trends and provides key upper-end classifications in complete size ranges.

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

The Company identifies and responds to the latest fashion trends. Within each major merchandise category, the Company seeks to offer a focused assortment of the best-selling department and fine specialty store items. Stein Mart's merchandise selection is driven primarily by its own merchandising plans which are based on management's assessment of fashion trends, color, and market conditions. This strategy distinguishes Stein Mart from traditional off-price retailers who achieve cost savings by responding to unplanned buying opportunities. The Company's merchandise is typically priced at levels 25% to 60% below prices regularly charged by traditional department and fine specialty stores, therefore offering distinct value to the Stein Mart customer.

The  following   reflects  the  percentage  of  the  Company's  sales  by  major
merchandise   category   (including   sales  from  leased  shoe  and   fragrance
departments) for the periods indicated:


                                                Fiscal Year Ended
                                 -----------------------------------------------
                                 December 30,      January 1,        January 2,
                                     2000             2000              1999
                                 ------------     ------------      ------------

    Ladies' and Boutique apparel      38%              38%               38%

    Ladies' accessories               11               11                11

    Men's and young men's             18               19                19

    Gifts and linens                  19               18                18

    Leased departments                 7                7                 7

    Children's                         5                6                 6

    Other                              2                1                 1
                                      ---              ---               ---
                                      100%             100%              100%
                                      ===              ===               ===

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

Men's and young men's areas include sportswear, suits, sportcoats, slacks, dress furnishings and a Big and Tall assortment. The Company believes that its merchandise presentation is particularly strong in men's better sportswear.

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

Vendor Relationships and Buying

Stein Mart buys from over 2,300 vendors. Many of these are considered key vendors, with whom the Company enjoys longstanding working relationships that create a continuity of preplanned buying opportunities for upscale, current-season merchandise. Most of the Company's vendors are based in the United States, which generally reduces the time necessary to purchase and obtain shipments and allows the Company to react to merchandise trends in a timely fashion. The Company does not have long-term or exclusive contracts with any particular vendor. In 2000, less than 3% of Stein Mart's purchases were from any single vendor.

The Company employs several purchasing strategies to provide its customers with a consistent selection of quality, fashionable merchandise at value prices: (i) Stein Mart commits to its purchases from vendors well in advance of the selling season, in the same manner as department stores, unlike typical off-price retailers who rely heavily on buys of close-out merchandise or overruns; (ii) the Company purchases some in-season off-price and end-of-season close-out merchandise to supplement core merchandise assortments; (iii) the Company's information systems enable it to acquire merchandise and track sales information on a store-by-store basis, allowing its buying staff to respond quickly to customer buying trends; and (iv) an in-house merchandise development department works with buyers and brand-name vendors to ensure that the merchandise assortments offered are unique, fashionable, color-forward and of high quality.

The Company's buying staff is headed by the Executive Vice President, Merchandising, who is supported by four Vice Presidents-General Merchandising Managers, ten Divisional Merchandising Managers, a Vice President-Planning, 36 buyers and 36 merchandise planners. In addition to base salary, the merchandising staff receives incentive compensation for achieving certain sales goals within their areas of responsibility. Historically, the Company has had very low turnover within its buying staff, enabling it to capitalize on an experienced, respected group of buyers capable of maintaining and enhancing the Company's vendor relationships.

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

The Company's merchandise planning and allocation system enables the buyers and planners to customize their merchandise assortments at the individual store and department level, based on selected criteria, such as a store's selling patterns, geography and merchandise color preferences. The ability to customize individual store assortments enables the Company to more effectively manage inventory, capitalize on sales trends and reduce markdowns.

A computerized time management system assists management in scheduling store associates' hours based on individual store's own customer traffic patterns and necessary tasks. This system helps to maximize customer service levels and enhance efficiency.

Store Operations

The store organization is supervised by three Vice Presidents-Regional Directors of Stores who report to the Executive Vice President, Stores. District Directors of Stores and two Vice President-Regional Directors of Stores report to the three supervising Regional Directors. Each of these field supervisors is responsible for overseeing 8 to 13 stores. Each Vice President's and District Director's compensation includes an incentive component based on overall performance. Each Stein Mart store is managed by a general manager who reports directly to a Vice President or a District Director. Store general managers are responsible for individual store operations, including hiring, motivating and supervising sales associates; receiving and effectively presenting merchandise; and implementing price change determinations made by the Company's buying staff. Store general managers receive incentive compensation based upon operating results in several key areas, including increases in store sales. In addition to the store general manager and two assistant store managers, each Stein Mart store employs an average of 55 persons as department managers, sales associates, cashiers and in other positions.

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

Employees

At December 30, 2000, the Company's work force consisted of approximately 14,400
employees  (8,100  40-hour  equivalent  employees).   The  number  of  employees
fluctuates based on the particular selling season.

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

ITEM 2.   PROPERTIES

At December 30, 2000, the Company operated stores in the following states:

                      State                     Number of Stores
                      -----                     ----------------
                      Alabama                           7
                      Arizona                           6
                      Arkansas                          5
                      California                        9
                      Colorado                          4
                      Florida                          30
                      Georgia                          16
                      Illinois                          5
                      Indiana                           5
                      Iowa                              1
                      Kansas                            2
                      Kentucky                          3
                      Louisiana                         9
                      Mississippi                       4
                      Missouri                          3
                      Nebraska                          1
                      Nevada                            3
                      New Mexico                        2
                      New York                          2
                      North Carolina                   16
                      Ohio                             11
                      Oklahoma                          5
                      Pennsylvania                      2
                      South Carolina                    9
                      Tennessee                        11
                      Texas                            41
                      Utah                              3
                      Virginia                          6
                      Wisconsin                         5
                                                      ---
                                                      226
                                                      ===

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

The table below reflects (i) the number of the Company's leases (as of December 30, 2000) that will expire each year if the Company does not exercise any of its renewal options, and (ii) the number of the Company's leases that will expire each year if the Company exercises all of its renewal options (assuming the lease is not otherwise terminated by either party pursuant to any other provision).

                             Number of Leases        Number of Leases
                            Expiring Each Year      Expiring Each Year
                              if no Renewals          if all Renewals
                                Exercised               Exercised
                           --------------------    --------------------
            2001                    8                       0
            2002                    7                       1
            2003                   14                       1
            2004                   15                       1
            2005                   24                       0
            2006-2010             118                      16
            2011-2015              42                      22
            2016-2045               -                     187

The Company has made consistent capital commitments to maintain and improve existing store facilities. During 2000, approximately $7.5 million was spent to upgrade computer equipment, fixtures, equipment and leasehold improvements in stores opened prior to 2000.

The Company leases approximately 66,000 gross square feet of office space for its corporate headquarters in Jacksonville, Florida. The Company also leases a 92,000 square foot distribution center in Jacksonville for the purpose of processing a limited amount of merchandise purchases (less than 10% of total purchases).

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements with PricewaterhouseCoopers LLP report dated February 28, 2001, are incorporated by reference in the Form 10-K Annual Report and are shown in Exhibit 13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the caption "Election of Directors" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Executive Compensation" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears under the caption "Voting Securities" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Certain Transactions; Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders and is incorporated by reference.

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

Reports on Form 8-K

The Company did not file a report on Form 8-K during the quarter ended December 30, 2000.

Exhibits
  *3A   -   Articles of Incorporation of the registrant

   3B   -   Bylaws of the registrant (amended November 6, 2000)

   4A   -   See Exhibits 3A and 3B for  provisions of the Articles of Incorpora-
            tion and Bylaws of the Registrant defining rights of holders of Common Stock of the registrant

  *4B   -   Form of stock certificate for Common Stock

~*10E   -   Form of Director's and Officer's Indemnification Agreement

  10F   -   Amendment dated  November 8, 2000 to Loan Agreement dated August 25,
            1998 between  the registrant and Bank of  America, N.A. and SunTrust
            Bank, North Florida, N.A.

~*10G   -   Employee Stock Plan

~*10H   -   Form of Non-Qualified Stock Option Agreement

~*10I   -   Form of Incentive Stock Option Agreement

 *10J   -   Profit Sharing Plan

~*10K   -   Executive Health Plan

~*10L   -   Director Stock Option Plan

~^10M   -   Executive Split Dollar Plan

~^10N   -   Executive Deferral Plan

   13   -   Portions of 2000 Annual Report  incorporated  by reference into 2000
            Annual Report on Form 10K

   23   -   Consent of PricewaterhouseCoopers LLP

   27   -   Financial Data Schedule
---------
* Previously filed as Exhibit to Form S-1 Registration Statement 33-46322 and incorporated herein by reference.
^ Previously  filed as Exhibit to  the Company's Form 10-K  for  the fiscal year ended January 1, 2000 and incorporated herein by reference.
~ Management  Contracts or Compensatory  Plan or Arrangements  filed pursuant to
  S-K 601 (10) (iii)(A).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      STEIN MART, INC.

Date:    March 29, 2001               By:   /s/ Jay Stein
                                            ------------------------------------
                                            Jay Stein, Chairman of the Board
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2001.

/s/ Jay Stein                                   /s/ Linda McFarland Farthing
-----------------------------                   --------------------------------
Jay Stein                                       Linda McFarland Farthing
Chairman of the Board and                       Director
   Chief Executive Officer

/s/ John H. Williams, Jr.                       /s/ Mitchell W. Legler
-----------------------------                   --------------------------------
John H. Williams, Jr.                           Mitchell W. Legler
President, Chief Operating                      Director
   Officer and Director

/s/ James G. Delfs                              /s/ Michael D. Rose
-----------------------------                   --------------------------------
James G. Delfs                                  Michael D. Rose
Senior Vice President,                          Director
   Chief Financial Officer

/s/ Clayton E. Roberson, Jr.                    /s/ Martin E. Stein, Jr.
-----------------------------                   --------------------------------
Clayton E. Roberson, Jr.                        Martin E. Stein, Jr.
Vice President, Controller                      Director

/s/ Alvin R. "Pete" Carpenter                   /s/ J. Wayne Weaver
-----------------------------                   --------------------------------
Alvin R. "Pete" Carpenter                       J. Wayne Weaver
Director                                        Director

                                                /s/ James H. Winston
                                                --------------------------------
                                                James H. Winston
                                                Director