Form 10-Q
period 2001-03-31
STEIN MART INC
filed 2001-05-14
CIK 884940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended                   Commission file number
        March 31, 2001                                0-20052



                                STEIN MART, INC.
             (Exact name of registrant as specified in its charter)



         Florida                                      64-0466198
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)


1200 Riverplace Blvd., Jacksonville, Florida          32207
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

At May 7, 2001, the latest practicable date, there were 41,231,604 shares outstanding of Common Stock, $.01 par value.

                                Stein Mart, Inc.
                               Index to Form 10-Q


                                                                           Page
                                                                          ------
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements:
            Balance Sheets at March 31, 2001, December 30, 2000
               and April 1, 2000                                             3
            Statement of Income for the three months ended
               March 31, 2001 and April 1, 2000                              4
            Statement of Cash Flows for the three months ended
               March 31, 2001 and April 1, 2000                              5
            Notes to Financial Statements                                    6

  Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           8


PART II - OTHER INFORMATION                                                 11


  Item 1.   Legal Proceedings
  Item 2.   Changes in Securities
  Item 3.   Defaults Upon Senior Securities
  Item 4.   Submission of Matters to a Vote of Security Holders
  Item 5.   Other Information
  Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                                  12

                                Stein Mart, Inc.
                                  Balance Sheet
                                 (In thousands)

                                                             March 31,         December 30,         April 1,
                                                               2001                2000               2000
                                                            -----------       --------------       ----------
                                                             Unaudited                              Unaudited
ASSETS
 Current assets:
    Cash and cash equivalents                                 $ 17,554            $ 12,526          $ 16,081
    Trade and other receivables                                  3,568               4,758             3,648
    Inventories                                                326,940             277,453           269,449
    Prepaid income taxes                                         1,151                -                 -
    Prepaid expenses and other current assets                    7,767               7,703             3,039
                                                            -----------       --------------       ----------
        Total current assets                                   356,980             302,440           292,217

Property and equipment, net                                     83,042              82,006            76,520
Other assets                                                     5,296               5,543             4,725
                                                            -----------       --------------       ----------
        Total assets                                          $445,318            $389,989          $373,462
                                                            ===========       ==============       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          $126,662            $121,578           $97,916
    Accrued liabilities                                         39,296              51,756            31,542
    Income taxes payable                                          -                  8,504               992
    Notes payable to banks                                      75,079                -                 -
                                                            -----------       --------------       ----------
        Total current liabilities                              241,037             181,838           130,450

Store closing reserve                                            3,292               3,308            11,834
Notes payable to banks                                            -                   -               50,121
Deferred income taxes                                           10,887              10,815             4,287
                                                            -----------       --------------       ----------
    Total liabilities                                          255,216             195,961           196,692

Stockholders' equity:
    Preferred stock - $.01 par value; 1,000,000 shares
      authorized; no shares outstanding
    Common stock - $.01 par value; 100,000,000 shares
      authorized; 41,220,204 shares issued and outstanding
      at March 31, 2001; 41,454,181 shares issued and
      outstanding at December 30, 2000 and 43,102,585
      shares issued and outstanding at April 1, 2000               412                 415               431
    Paid-in capital                                               -                   -               17,231
    Retained earnings                                          189,690             193,613           159,108
                                                            -----------       --------------       ----------
        Total stockholders' equity                             190,102             194,028           176,770
                                                            -----------       --------------       ----------
        Total liabilities and stockholders' equity            $445,318            $389,989          $373,462
                                                            ===========       ==============       ==========

   The accompanying notes are an integral part of these financial statements.

                                Stein Mart, Inc.
                               Statement of Income
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                                                         For The
                                                                                   Three Months Ended
                                                                              ----------------------------
                                                                               March 31,         April 1,
                                                                                 2001              2000
                                                                              -----------       ----------
Net sales                                                                       $270,964         $245,451
Cost of merchandise sold                                                         208,350          188,296
                                                                              -----------       ----------
     Gross profit                                                                 62,614           57,155

Selling, general and administrative expenses                                      67,410           57,874
Other income, net                                                                  3,312            2,955
                                                                              -----------       ----------

    Income (loss) from operations                                                 (1,484)           2,236

Interest expense                                                                     756              625
                                                                              -----------       ----------

Income (loss) before income taxes                                                 (2,240)           1,611
Income tax (provision) benefit                                                       851             (612)
                                                                              -----------       ----------
    Net income (loss)                                                           $ (1,389)        $    999
                                                                              ===========       ==========


Earnings (loss) per share - Basic                                                 $(0.03)           $0.02
                                                                              ===========       ==========
Earnings (loss) per share - Diluted                                               $(0.03)           $0.02
                                                                              ===========       ==========


Weighted-average shares outstanding - Basic                                       41,367           43,494
                                                                              ===========       ==========
Weighted-average shares outstanding - Diluted                                     41,945           43,664
                                                                              ===========       ==========















   The accompanying notes are an integral part of these financial statements.

                                Stein Mart, Inc.
                             Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                                         For The
                                                                                   Three Months Ended
                                                                              ----------------------------
                                                                               March 31,         April 1,
                                                                                 2001             2000
                                                                              -----------       ----------
Cash flows from operating activities:
    Net income (loss)                                                            $(1,389)         $   999
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
            Depreciation and amortization                                          3,930            3,452
            Tax benefit from exercise of stock options                                65                3
            (Increase) decrease in:
                Trade and other receivables                                        1,190              824
                Inventories                                                      (49,487)         (24,263)
                Prepaid income taxes                                              (1,151)            -
                Prepaid expenses and other current assets                            (64)           1,050
                Other assets                                                         247              170
            Increase (decrease) in:
                Accounts payable                                                   5,084          (22,724)
                Accrued liabilities                                              (12,460)           1,456
                Income taxes payable                                              (8,504)          (3,694)
                Store closing reserve                                                (16)            (755)
                Deferred income taxes                                                 72             -
                                                                              -----------       ----------
    Net cash used in operating activities                                        (62,483)         (43,482)

Cash flows used in investing activities:
    Net acquisition of property and equipment                                     (4,966)          (3,469)

Cash flows from financing activities:
    Net borrowings under notes payable to banks                                   75,079           50,121
    Proceeds from exercise of stock options                                          294               45
    Proceeds from employee stock purchase plan                                       469              528
    Purchase of common stock                                                      (3,365)          (4,717)
                                                                              -----------       ----------
    Net cash provided by financing activities                                     72,477           45,977
                                                                              -----------       ----------
Net increase (decrease) in cash and cash equivalents                               5,028             (974)
Cash and cash equivalents at beginning of year                                    12,526           17,055
                                                                              -----------       ----------
Cash and cash equivalents at end of period                                       $17,554          $16,081
                                                                              ===========       ==========
Supplemental disclosures of cash flow information:
    Interest paid                                                                $ 1,101          $   906
    Income taxes paid                                                              8,470            4,296


   The accompanying notes are an integral part of these financial statements.

                                Stein Mart, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.  Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended December 30, 2000.

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

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                                       Mar. 31,         Apr. 1,
                                                        2001             2000
                                                      ----------       ---------
Weighted-average number
    of common shares                                     41,367          43,494
Stock options                                               578             170
                                                      ----------       ---------
Weighted-average number of common
    shares plus common stock equivalents                 41,945          43,664
                                                      ==========       =========

3.  Store Closing Reserve
The store closing reserve at March 31, 2001 includes estimated closing costs for one store that closed in March 2001, two stores that will close during the second half of 2001 and the remaining lease obligation for one previously closed store. Payments during the first quarter of 2001 include lease termination and ongoing lease costs. Activity in the store closing reserve is as follows:

Balance at December 30, 2000                             $6,037
Payments                                                 (1,952)
                                                      ----------
                                                          4,085
Less current portion (included in Accrued Liabilities)     (793)
                                                      ----------
Balance, March 31, 2001                                  $3,292
                                                      ==========

                                Stein Mart, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

4.  Stock Option and Purchase Plans
On May 7, 2001, the shareholders approved a new stock option plan (the "Omnibus Plan") with options available under the plan for 4,500,000 shares of the Company's common stock. The Omnibus Plan, which has a 10-year term, replaced the Company's Employee Stock and Director Stock Option Plans.

The shareholders also approved an amendment to the Stock Purchase Plan, increasing the number of shares eligible for issuance under the Plan by 1,000,000 and extending the Plan until December 31, 2005. During the three months ended March 31, 2001, the Company repurchased 337,800 shares for $3.4 million and during the three months ended April 1, 2000, repurchased 925,500 shares for $4.7 million.

5.  Notes payable to banks
Notes payable to banks is classified as current at March 31, 2001 because the underlying credit facility with two banks expires June 30, 2001. The Company is in the process of negotiating a new credit agreement which is expected to close before June 30, 2001.

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

Results of Operations

As of March 31, 2001, the Company had two stores remaining to close in accordance with its 1999 plan to close certain stores. These two stores will be closed in the second half of 2001. The Company believes that the store closing reserve at March 31, 2001 is sufficient to complete this plan.

The information in the following table is presented as a percentage of net sales for the periods indicated:

                                                                           Quarter Ended
                                                                    --------------------------
                                                                     Mar. 31,         Apr. 1,
                                                                      2001             2000
                                                                    ----------       ---------
              Net sales                                               100.0%           100.0%
              Cost of merchandise sold                                 76.9             76.7
                                                                    ----------       ---------
                   Gross profit                                        23.1             23.3
              Selling, general and administrative expenses             24.9             23.6
              Other income, net                                         1.3              1.2
                                                                    ----------       ---------
                   Income from operations                              (0.5)             0.9
              Interest expense                                          0.3              0.2
                                                                    ----------       ---------
              Income (loss) before income taxes                        (0.8)             0.7
              Income tax (provision) benefit                            0.3             (0.3)
                                                                    ----------       ---------
                   Net income (loss)                                   (0.5%)            0.4%
                                                                    ==========       =========

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


For the three months ended March 31, 2001 compared with the three months ended April 1, 2000:

Three stores were opened and one store was closed during the first quarter this year, bringing to 228 the number of stores in operation at the end of the first quarter of 2001 compared to 207 stores in operation at the end of the first quarter of 2000.

Net sales for the quarter ended March 31, 2001 were $271.0 million, a 10.4 percent increase over net sales of $245.5 million for the first quarter of 2000. Comparable store net sales increased 2.5 percent over the first quarter of 2000.

Gross profit for the quarter ended March 31, 2001 was $62.6 million or 23.1 percent of net sales compared to $57.2 million or 23.3 percent of net sales for the first quarter of 2000. The 0.2 percent decrease in the gross profit percentage resulted primarily from slightly higher occupancy costs as a percent of sales.

Selling, general and administrative expenses were $67.4 million or 24.9 percent of net sales for the quarter ended March 31, 2001, as compared to $57.9 million or 23.6 percent of net sales for the same 2000 quarter. The increase of 1.3 percent of net sales is primarily due to increased advertising this year and decreased leverage of selling and administrative expenses.

Other income, primarily from in-store leased shoe departments, increased to $3.3 million for the first quarter of 2001, an increase of $0.3 million over the $3.0 for the first quarter of 2000. The increase resulted from the additional stores operated during the quarter this year.

Interest expense was $756,000 for the first quarter of 2001 and $625,000 for the first quarter of 2000. The increase resulted from higher average borrowings offset by slightly lower interest rates during the first quarter this year compared to last year. The increased borrowings were primarily used to fund operating activities and to repurchase common stock.

Net loss for the first quarter of 2001 was $1.4 million or $0.03 diluted loss per share compared to net income of $1.0 million or $0.02 diluted earnings per share for the first quarter of 2000.

                                Stein Mart, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources

Net cash used in operating activities was $62.5 million and $43.5 million for the first quarters of 2001 and 2000, respectively. The first quarter of 2001 had a net loss of $1.4 million, a decrease of $2.4 million from net income of $1.0 million for the first quarter of 2000. Cash was used in the first quarter of 2001 and 2000 to increase inventories by $49.5 million and $24.3 million, respectively, primarily related to new store openings. Cash was also used in the first quarter of 2001 and 2000 to pay accounts payable, accrued liabilities and income taxes of $15.9 million and $25.0 million, respectively. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending December 29, 2001.

During the first three months of 2001 and 2000, cash flows used in investing activities amounted to $5.0 million and $3.5 million, respectively, primarily for acquisition of fixtures, equipment, and leasehold improvements for new stores and information system enhancements. Total capital expenditures for 2001 are anticipated to be $22-25 million.

Cash flows from financing activities were $72.5 million for the first three months of 2001 and $46.0 million for the first three months of 2000 which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. In each of the first quarters of 2001 and 2000, $0.5 million of cash was provided by proceeds from the employee stock purchase plan. During the first quarter of 2001, cash was used to repurchase 337,800 shares of the Company's common stock for $3.4 million and in last year's first quarter, 925,000 shares were repurchased for $4.7 million.

Notes payable to banks is classified as current at March 31, 2001 because the underlying credit facility with two banks expires June 30, 2001. The Company is in the process of negotiating a new credit agreement which is expected to close before June 30, 2001.

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


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K
             (a) Exhibits - None
             (b) No reports  on  Form 8-K  were filed  during the  quarter ended
                 March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Stein Mart, Inc.

Date:   May 14, 2001                          /s/ John H. Williams, Jr.
                                              ----------------------------------
                                              John H. Williams, Jr.
                                              President, Chief Operating Officer
                                                and Director


                                              /s/ James G. Delfs
                                              ----------------------------------
                                              James G. Delfs
                                              Senior Vice President,
                                                Chief Financial Officer