Form 10-Q
period 2001-06-30
STEIN MART INC
filed 2001-08-13
CIK 884940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001


                                       OR


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from __________ to __________


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


       (Registrant's telephone number, including area code) (904) 346-1500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]           No [  ]


At August 6, 2001, the latest practicable date, there were 40,955,610 shares outstanding of Common Stock, $.01 par value.

                                Stein Mart, Inc.
                               Index to Form 10-Q


                                                                           Page
                                                                          ------
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements:
            Balance Sheets at June 30, 2001, December 30, 2000
               and July 1, 2000                                              3
            Statement of Income for the three months and six
               months ended June 30, 2001 and July 1, 2000                   4
            Statement of Cash Flows for the six months ended
               June 30, 2001 and July 1, 2000                                5
            Notes to Financial Statements                                    6

  Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           8

  Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                                  11



PART II - OTHER INFORMATION                                                 12


  Item 1.   Legal Proceedings
  Item 2.   Changes in Securities
  Item 3.   Defaults Upon Senior Securities
  Item 4.   Submission of Matters to a Vote of Security Holders
  Item 5.   Other Information
  Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                                  13

                                Stein Mart, Inc.
                                  Balance Sheet
                                 (In thousands)


                                                         June 30,        December 30,         July 1,
                                                           2001             2000               2000
                                                        ---------       --------------       ---------
                                                        Unaudited                            Unaudited
ASSETS
Current assets:
   Cash and cash equivalents                             $ 10,391            $ 12,526         $ 10,026
   Trade and other receivables                              3,615               4,758            2,513
   Inventories                                            309,460             277,453          262,869
   Prepaid expenses and other current assets                7,069               7,703            2,611
                                                        ---------       --------------       ---------
      Total current assets                                330,535             302,440          278,019

Property and equipment, net                                83,816              82,006           78,178
Other assets                                                5,528               5,543            4,614
                                                        ---------       --------------       ---------
      Total assets                                       $419,879            $389,989         $360,811
                                                        =========       ==============       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $ 68,243            $121,578         $ 59,481
   Accrued liabilities                                     40,715              51,756           35,720
   Income taxes payable                                     5,070               8,504            9,183
                                                        ---------       --------------       ---------
      Total current liabilities                           114,028             181,838          104,384

Store closing reserve                                       3,197               3,308           11,507
Notes payable to banks                                     91,100                -              51,730
Deferred income taxes                                      10,896              10,815            4,287
                                                        ---------       --------------       ---------
      Total liabilities                                   219,221             195,961          171,908

Stockholders' equity:
   Preferred stock - $.01 par value; 1,000,000 shares
     authorized; no shares outstanding
   Common stock - $.01 par value; 100,000,000 shares
     authorized; 41,190,528 shares issued and outstanding
     at June 30, 2001; 41,454,181 shares issued and
     outstanding at December 30, 2000 and 42,902,885
     shares issued and outstanding at July 1, 2000            412                 415              429
   Paid-in capital                                           -                   -              15,536
   Retained earnings                                      200,246             193,613          172,938
                                                        ---------       --------------       ---------
      Total stockholders' equity                          200,658             194,028          188,903
                                                        ---------       --------------       ---------
      Total liabilities and stockholders' equity         $419,879            $389,989         $360,811
                                                        =========       ==============       =========



   The accompanying notes are an integral part of these financial statements.

                                Stein Mart, Inc.
                               Statement of Income
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                            For The                            For The
                                                      Three Months Ended                  Six Months Ended
                                                 ----------------------------       ----------------------------
                                                   June 30,         July 1,           June 30,         July 1,
                                                     2001            2000               2001            2000
                                                 ------------     -----------       ------------     -----------
Net sales                                          $320,665         $291,188          $591,629         $536,639
Cost of merchandise sold                            233,792          208,909           442,142          397,205
                                                 ------------     -----------       ------------     -----------

   Gross profit                                      86,873           82,279           149,487          139,434


Selling, general and administrative expenses         72,306           62,932           139,716          120,806
Other income, net                                     3,875            3,741             7,187            6,696
                                                 ------------     -----------       ------------     -----------

   Income from operations                            18,442           23,088            16,958           25,324


Interest expense                                        900              781             1,656            1,406
                                                 ------------     -----------       ------------     -----------

Income before income taxes                           17,542           22,307            15,302           23,918
Provision for income taxes                            6,666            8,477             5,815            9,089
                                                 ------------     -----------       ------------     -----------

   Net income                                      $ 10,876         $ 13,830           $ 9,487         $ 14,829
                                                 ============     ===========       ============     ===========

Earnings per share - Basic                            $0.26            $0.32             $0.23            $0.34
                                                 ============     ===========       ============     ===========
Earnings per share - Diluted                          $0.26            $0.32             $0.23            $0.34
                                                 ============     ===========       ============     ===========


Weighted-average shares outstanding - Basic          41,189           43,008            41,278           43,251
                                                 ============     ===========       ============     ===========
Weighted-average shares outstanding - Diluted        41,715           43,459            41,830           43,562
                                                 ============     ===========       ============     ===========









   The accompanying notes are an integral part of these financial statements.

                                Stein Mart, Inc.
                             Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                                For The
                                                                           Six Months Ended
                                                                     ----------------------------
                                                                       June 30,         July 1,
                                                                         2001            2000
                                                                     ------------     -----------
Cash flows from operating activities:
   Net income                                                           $ 9,487         $ 14,829
   Adjustments to reconcile net income to net cash used in
      operating activities:
         Depreciation and amortization                                    8,019            6,995
         Tax benefit from exercise of stock options                         102               61
         (Increase) decrease in:
             Trade and other receivables                                  1,143            1,959
             Inventories                                                (32,007)         (17,683)
             Prepaid expenses and other current assets                      634            1,478
             Other assets                                                    15              281
         Increase (decrease) in:
             Accounts payable                                           (53,335)         (61,159)
             Accrued liabilities                                        (11,041)           5,634
             Income taxes payable                                        (3,434)           4,497
             Store closing reserve                                         (111)          (1,082)
             Deferred income taxes                                           81             -
                                                                     ------------     -----------
   Net cash used in operating activities                                (80,447)         (44,190)

Cash flows used in investing activities:
   Net acquisition of property and equipment                             (9,829)          (8,670)

Cash flows from financing activities:
   Net borrowings under notes payable to banks                           91,100           51,730
   Proceeds from exercise of stock options                                  428              246
   Proceeds from employee stock purchase plan                               469              528
   Purchase of common stock                                              (3,856)          (6,673)
                                                                     ------------     -----------
   Net cash provided by financing activities                             88,141           45,831
                                                                     ------------     -----------
Net decrease in cash and cash equivalents                                (2,135)          (7,029)
Cash and cash equivalents at beginning of year                           12,526           17,055
                                                                     ------------     -----------
Cash and cash equivalents at end of period                             $ 10,391         $ 10,026
                                                                     ============     ===========

Supplemental disclosures of cash flow information:
   Interest paid                                                       $  2,714         $  1,533
   Income taxes paid                                                      9,350            4,515

   The accompanying notes are an integral part of these financial statements.

                                Stein Mart, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.  Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended December 30, 2000.

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

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                                      Quarter Ended                     Six Months Ended
                                               ----------------------------       ----------------------------
                                                 June 30,         July 1,           June 30,         July 1,
                                                   2001            2000               2001            2000
                                               ------------     -----------       ------------     -----------
Weighted-average number of common shares           41,189          43,008             41,278          43,251
Stock options                                         526             451                552             311
                                               ------------     -----------       ------------     -----------
Weighted-average number of common shares
    plus common stock equivalents                  41,715          43,459             41,830          43,562
                                               ============     ===========       ============     ===========

3.  Store Closing Reserve
The store closing reserve at June 30, 2001 includes primarily the remaining lease obligation for one store closed in December 1999. Payments during the first half of 2001 include lease termination and ongoing lease costs. Activity in the store closing reserve is as follows:

Balance at December 30, 2000                                  $6,037
Payments                                                      (2,083)
                                                            ----------
                                                               3,954
Less current portion (included in Accrued Liabilities)          (757)
                                                            ----------
Balance at June 30, 2001                                      $3,197
                                                            ==========

                                Stein Mart, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

4.  Notes payable to banks
In June 2001 the Company entered into a new revolving credit agreement with a group of banks, which extends through June 2004. The agreement establishes a $135 million senior revolving credit facility which includes a $10 million letter of credit sub-facility. Interest is payable at rates based on varying spreads over the London Interbank Offering Rate (LIBOR) or the Prime Rate. A quarterly commitment fee ranging from 0.175% to 0.30% per annum is paid on the unused portion of the commitment. The agreement requires the Company to maintain certain financial ratios and meet certain working capital, net worth and indebtedness tests.

5.  Stock Option and Purchase Plans
On May 7, 2001, the shareholders approved a new stock option plan (the "Omnibus Plan") with options available under the plan for 4,500,000 shares of the Company's common stock. The Omnibus Plan, which has a 10-year term, replaced the Company's Employee Stock and Director Stock Option Plans.

The shareholders also approved an amendment to the Stock Purchase Plan, increasing the number of shares eligible for issuance under the Plan by 1,000,000 and extending the Plan until December 31, 2005. During the six months ended June 30, 2001, the Company repurchased 387,800 shares for $3.9 million and during the six months ended July 1, 2000, repurchased 1,161,500 shares for $6.7 million.

                                Stein Mart, Inc.



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

Results of Operations

The information in the following table is presented as a percentage of net sales for the periods indicated:


                                             Quarter Ended                     Six Months Ended
                                      ----------------------------       ----------------------------
                                        June 30,         July 1,           June 30,         July 1,
                                          2001            2000               2001            2000
                                      ------------     -----------       ------------     -----------
Net sales                                100.0%          100.0%             100.0%          100.0%
Cost of merchandise sold                  72.9            71.7               74.7            74.0
                                      ------------     -----------       ------------     -----------
     Gross profit                         27.1            28.3               25.3            26.0
Selling, general and
     administrative expenses              22.5            21.6               23.6            22.5
Other income, net                          1.2             1.3                1.2             1.2
                                      ------------     -----------       ------------     -----------
     Income from operations                5.8             8.0                2.9             4.7
Interest expense                           0.3             0.3                0.3             0.2
                                      ------------     -----------       ------------     -----------
Income before income taxes                 5.5             7.7                2.6             4.5
Provision for income taxes                 2.1             2.9                1.0             1.7
                                      ------------     -----------       ------------     -----------
     Net income                            3.4%            4.8%               1.6%            2.8%
                                      ============     ===========       ============     ===========

                                Stein Mart, Inc.



For the three months ended June 30, 2001 compared with the three months ended July 1, 2000:

Six stores were opened during the second quarter this year, bringing to 234 the number of stores in operation this year compared to 211 stores in operation at the end of the second quarter of 2000.

Net sales for the quarter ended June 30, 2001 were $320.7 million, a 10.1 percent increase over net sales of $291.2 million for the second quarter of 2000. Comparable store net sales increased 1.5 percent over the second quarter of 2000.

Gross profit for the quarter ended June 30, 2001 was $86.9 million or 27.1 percent of net sales compared to $82.3 million or 28.3 percent of net sales for the second quarter of 2000. The 1.2 percent decrease in the gross profit percentage resulted primarily from higher markdowns and slightly higher occupancy costs as a percent of sales.

Selling, general and administrative expenses were $72.3 million or 22.5 percent of net sales for the quarter ended June 30, 2001, as compared to $62.9 million or 21.6 percent of net sales for the same 2000 quarter. The increase of 0.9 percent of net sales is primarily due to increased advertising this year and decreased leverage of selling and administrative expenses.

Other income, primarily from in-store leased shoe departments, increased to $3.9 million for the second quarter of 2001, compared to $3.7 for the second quarter of 2000. The increase resulted from the additional stores operated during the quarter this year.

Interest expense was $900,000 for the second quarter of 2001 and $781,000 for the second quarter of 2000. The increase resulted from higher average borrowings offset by lower interest rates during the second quarter this year compared to last year. The increased borrowings were primarily used to fund operating activities and to repurchase common stock.

Net income for the second quarter of 2001 was $10.9 million or $0.26 diluted earnings per share compared to net income of $13.8 million or $0.32 diluted earnings per share for the second quarter of 2000.

For the six months ended June 30, 2001 compared with the six months ended July 1, 2000:

Nine stores were opened and one store was closed during the first six months of 2001 and six stores were opened during the first six months of 2000.

Net sales for the first six months of 2001 were $591.6 million, a 10.2 percent increase over sales of $536.6 million for the first six months of 2000. Comparable store net sales for the first six months of 2001 increased by 1.9 percent over the first six months of 2000.

Gross profit for the first six months of 2001 was $149.5 million or 25.3 percent of net sales compared to $139.4 million or 26.0 percent of net sales for the same six month period of 2000. The 0.7 percent decrease in the gross profit percent resulted primarily from higher markdowns and slightly higher occupancy costs as a percent of net sales.

                                Stein Mart, Inc.


Selling, general and administrative expenses were $139.7 million or 23.6 percent of net sales for the first six months of 2001 and $120.8 million or 22.5 percent for the first six months of 2000. The increase of 1.1 percent of net sales is primarily due to increased advertising this year and decreased leverage of selling and administrative expenses.

Other income, primarily from in-store leased shoe departments, increased to $7.2 million for the first half of 2001 compared to $6.7 million for the first half of 2000. The increase resulted primarily from the additional stores operated during the first six months this year.

Interest expense was $1.7 million and $1.4 million for the first half of 2001 and 2000, respectively. The increase resulted from higher average borrowings offset by lower interest rates during the first half of 2001 compared to last year. The increased borrowings were primarily used to fund operating activities and repurchase common stock.

Net income for the first six months of 2001 was $9.5 million or $0.23 diluted earnings per share compared to net income of $14.8 million or $0.34 diluted earnings per share for the first six months of 2000.

Liquidity and Capital Resources

Net cash used in operating activities was $80.4 million for the first six months of 2001 compared with $44.2 million for the comparable period in 2000. Net income, adjusted for depreciation and amortization, provided $17.5 million and $21.8 million of operating cash flow for the first six months of 2001 and 2000, respectively. The primary use of cash in the first six months of 2001 and 2000 was to fund an increase in inventories and a decrease in accounts payable totaling $85.3 million and $78.8 million, respectively. Additionally, accrued liabilities and income taxes payable decreased $14.5 million in the first six months of 2001 compared to an increase of $10.1 million in the comparable period in 2000. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending December 29, 2001.

During the first six months of 2001 and 2000, cash flows used in investing activities amounted to $9.8 million and $8.7 million, respectively, primarily for acquisition of fixtures, equipment, and leasehold improvements for new and existing stores and information system enhancements. Total capital expenditures for 2001 are anticipated to be $25-28 million.

Cash flows from financing activities were $88.1 million for the first six months of 2001 compared with $45.8 million for the comparable period in 2000 which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. During the first six months of 2001, cash was used to repurchase 387,800 shares of the Company's common stock for $3.9 million compared with 1,161,500 shares repurchased for $6.7 million in the first six months of 2000.

                                Stein Mart, Inc.



In June 2001 the Company entered into a new revolving credit agreement with a group of banks, which extends through June 2004. This agreement replaced the Company's credit facility which expired on June 30, 2001. The agreement establishes a $135 million senior revolving credit facility which includes a $10 million letter of credit sub-facility. Interest is payable quarterly at rates based on varying spreads over the London Interbank Offering Rate (LIBOR) or the Prime Rate. A quarterly commitment fee ranging from 0.175% to 0.30% per annum is paid on the unused portion of the commitment. The agreement requires the Company to maintain certain financial ratios and meet certain working capital, net worth and indebtedness tests.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks in the normal course of business due to changes in interest rates on borrowings under its revolving credit agreement. Management believes that its exposure to market risk associated with its borrowings is not material.

                                Stein Mart, Inc.
                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders
        The company held its 2001 annual meeting of stockholders on May 7, 2001.
           (a) At the meeting all of the Company's directors were elected to serve for one-year terms. The vote for each nominee for director was as follows:

                                                                     Votes
               Name of Director                   Votes For         Withheld
             -----------------------------     --------------     ------------
               Alvin R. "Pete" Carpenter         38,949,206          857,452
               Linda McFarland Farthing          38,949,144          857,514
               Mitchell W. Legler                37,080,239        2,726,419
               Michael D. Rose                   38,950,938          855,720
               Jay Stein                         36,191,748        3,614,910
               Martin E. Stein, Jr.              38,881,225          925,433
               J. Wayne Weaver                   38,949,040          857,618
               John H. Williams, Jr.             36,221,975        3,584,683
               James H. Winston                  38,948,861          857,797

           (b) The shareholders voted to increase the number of shares eligible for issuance under the Stein Mart Employee Stock
               Purchase Plan by 1,000,000 shares and to extend the Stock Purchase Plan until December 31, 2005. The vote was 34,730,238 for, 1,598,786 against and 234,887 absentions. There were 3,242,747 broker non-votes.

           (c) The shareholders voted to approve the Stein Mart 2001 Omnibus Plan to replace the Company's 1992 stock option plans with the Omnibus Plan to take effect upon such approval. The vote was 23,127,571 for, 13,196,907 against and 239,433 absentions. There were 3,242,747 broker non-votes.

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K
           (a) Exhibits
               10a. Revolving Credit Agreement dated as of June 28, 2001 between
                    Stein Mart, Inc. and SunTrust Bank, as Administrative Agent, is filed herewith.
               10b. 2001 Omnibus Plan incorporated by reference to the Company's
                    Form  S-8   Registration  Statement filed on August 7, 2001.
           (b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Stein Mart, Inc.

Date:   August 13, 2001                       /s/ John H. Williams, Jr.
                                              ----------------------------------
                                              John H. Williams, Jr.
                                              President, Chief Operating Officer
                                                and Director


                                              /s/ James G. Delfs
                                              ----------------------------------
                                              James G. Delfs
                                              Senior Vice President,
                                                Chief Financial Officer