Form 10-Q
period 2001-09-29
STEIN MART INC
filed 2001-11-13
CIK 884940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 29, 2001
                               ------------------

                                       OR


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from __________ to __________


                         Commission file number 0-20052
                                                -------

                                STEIN MART, INC.
             (Exact name of registrant as specified in its charter)



         Florida                                            64-0466198
         -------                                            ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)



         1200 Riverplace Blvd., Jacksonville, Florida          32207
         --------------------------------------------          -----
           (Address of principal executive offices)          (Zip Code)


       (Registrant's telephone number, including area code) (904) 346-1500
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]           No [  ]

At November 5, 2001, the latest practicable date, there were 41,202,136 shares outstanding of Common Stock, $.01 par value.

                                Stein Mart, Inc.
                               Index to Form 10-Q


                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements:
            Balance Sheets at September 29, 2001, December 30, 2000
                and September 30, 2000                                      3
            Statement of Income for the three months and nine months
                ended September 29, 2001 and September 30, 2000             4
            Statement of Cash Flows for the nine months ended
                September 29, 2001 and September 30, 2000                   5
            Notes to Financial Statements                                   6

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         8

   Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                                11



PART II - OTHER INFORMATION                                                12


   Item 1.  Legal Proceedings
   Item 2.  Changes in Securities
   Item 3.  Defaults Upon Senior Securities
   Item 4.  Submission of Matters to a Vote of Security Holders
   Item 5.  Other Information
   Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                                 13



                               Stein Mart, Inc.
                                Balance Sheet
                                (In thousands)

                                                                        September 29,      December 30,       September 30,
                                                                            2001               2000                2000
                                                                        -------------      ------------       -------------
                                                                         (Unaudited)                           (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                               $ 14,274          $ 12,526            $ 13,650
    Trade and other receivables                                                3,267             4,758               2,478
    Inventories                                                              354,726           277,453             308,549
    Prepaid taxes                                                                 96              -                  1,821
    Prepaid expenses and other current assets                                  9,381             7,703               3,742
                                                                        -------------      ------------       -------------
        Total current assets                                                 381,744           302,440             330,240

Property and equipment, net                                                   86,990            82,006              79,256
Other assets                                                                   5,154             5,543               6,341
                                                                        -------------      ------------       -------------
        Total assets                                                        $473,888          $389,989            $415,837
                                                                        =============      ============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $127,277          $121,578            $110,835
    Accrued liabilities                                                       45,838            51,756              42,691
    Income taxes payable                                                        -                8,504                -
    Notes payable to banks                                                    96,250              -                   -
                                                                        -------------      ------------       -------------
        Total current liabilities                                            269,365           181,838             153,526

Store closing reserve                                                          3,133             3,308              10,515
Notes payable to banks                                                          -                 -                 60,115
Deferred income taxes                                                         10,670            10,815               4,287
                                                                        -------------      ------------       -------------
        Total liabilities                                                    283,168           195,961             228,443

Stockholders' equity:
    Preferred stock - $.01 par value; 1,000,000 shares
      authorized; no shares outstanding
    Common stock - $.01 par value; 100,000,000 shares
      authorized; 40,954,110; 41,454,181 and 42,631,111
      shares issued and outstanding at September 29, 2001;
      December 30, 2000 and September 30, 2000,
      respectively                                                               410               415                 426
    Paid-in capital                                                             -                 -                 11,948
    Retained earnings                                                        190,310           193,613             175,020
                                                                        -------------      ------------       -------------
        Total stockholders' equity                                           190,720           194,028             187,394
                                                                        -------------      ------------       -------------
        Total liabilities and stockholders' equity                          $473,888          $389,989            $415,837
                                                                        =============      ============       =============

   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                               Statement of Income
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                                    For The                          For The
                                                              Three Months Ended                Nine Months Ended
                                                        ------------------------------    ------------------------------
                                                         September 29,   September 30,     September 29,   September 30,
                                                             2001            2000              2001            2000
                                                        --------------  --------------    --------------  --------------
Net sales                                                   $280,342        $267,561          $871,971        $804,200
Cost of merchandise sold                                     224,328         204,484           666,470         601,689
                                                        --------------  --------------    --------------  --------------

    Gross profit                                              56,014          63,077           205,501         202,511


Selling, general and administrative expenses                  70,449          61,819           210,165         182,625
Other income, net                                              2,883           2,927            10,070           9,623
                                                        --------------  --------------    --------------  --------------

    Income (loss) from operations                            (11,552)          4,185             5,406          29,509


Interest expense                                               1,285             827             2,941           2,233
                                                        --------------  --------------    --------------  --------------

Income (loss) before income taxes                            (12,837)          3,358             2,465          27,276
Income tax benefit (provision)                                 4,878          (1,276)             (937)        (10,365)
                                                        --------------  --------------    --------------  --------------

    Net income (loss)                                       $ (7,959)       $  2,082          $  1,528        $ 16,911
                                                        ==============  ==============    ==============  ==============

Earnings (loss) per share - Basic                             $(0.19)          $0.05             $0.04           $0.39
                                                        ==============  ==============    ==============  ==============
Earnings (loss) per share - Diluted                           $(0.19)          $0.05             $0.04           $0.39
                                                        ==============  ==============    ==============  ==============

Weighted-average shares outstanding - Basic                   40,997          42,991            41,184          43,164
                                                        ==============  ==============    ==============  ==============
Weighted-average shares outstanding - Diluted                 40,997          43,665            41,553          43,596
                                                        ==============  ==============    ==============  ==============










   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                             Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                                        For The Nine Months Ended
                                                                    --------------------------------
                                                                    September 29,      September 30,
                                                                        2001               2000
                                                                    -------------      -------------
Cash flows from operating activities:
    Net income                                                        $  1,528           $  16,911
    Adjustments to reconcile net income to net cash used in
        operating activities:
            Depreciation and amortization                               12,226              10,570
            Tax benefit from exercise of stock options                     116                 197
            (Increase) decrease in:
                Trade and other receivables                              1,491               1,994
                Inventories                                            (77,273)            (63,363)
                Prepaid taxes                                              (96)             (1,821)
                Prepaid expenses and other current assets               (1,678)                347
                Other assets                                               389              (1,446)
            Increase (decrease) in:
                Accounts payable                                         5,699              (9,805)
                Accrued liabilities                                     (5,918)             12,605
                Income taxes payable                                    (8,504)             (4,686)
                Store closing reserve                                     (175)             (2,074)
                Deferred income taxes                                     (145)               -
                                                                    -------------      -------------
    Net cash used in operating activities                              (72,340)            (40,571)

Cash flows used in investing activities:
    Net acquisition of property and equipment                          (17,210)            (13,323)

Cash flows from financing activities:
    Net borrowings under notes payable to banks                         96,250              60,115
    Proceeds from exercise of stock options                                456                 520
    Proceeds from employee stock purchase plan                             958                 957
    Purchase of common stock                                            (6,366)            (11,103)
                                                                    -------------      -------------
    Net cash provided by financing activities                           91,298              50,489
                                                                    -------------      -------------
Net increase (decrease) in cash and cash equivalents                     1,748              (3,405)

Cash and cash equivalents at beginning of year                          12,526              17,055
                                                                    -------------      -------------
Cash and cash equivalents at end of period                            $ 14,274           $  13,650
                                                                    =============      =============
Supplemental disclosures of cash flow information:
    Interest paid                                                     $  4,020           $   2,160
    Income taxes paid                                                    9,774              16,853



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

2.  Earnings (Loss) Per Share
Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus common stock equivalents related to stock options for each period. Common stock equivalents (362 stock options) are not included in the diluted loss per share calculation for the three months ended September 29, 2001 because they are anti-dilutive.

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                                  Quarter Ended           Nine Months Ended
                                            ------------------------   -----------------------
                                             Sept. 29,     Sept. 30,    Sept. 29,    Sept. 30,
                                                2001         2000         2001         2000
                                            -----------  -----------   -----------  ----------
Weighted-average number of common shares       40,997        42,991       41,184      43,164
Stock options                                    -              674          369         432
                                            -----------  -----------   -----------  ----------
Weighted-average number of common shares
    plus common stock equivalents              40,997        43,665       41,553      43,596
                                            ===========  ===========   ===========  ==========

3.  Store Closing Reserve
The store closing reserve at September 29, 2001 includes primarily the remaining lease obligation for one store closed in December 1999. Payments during the nine months of 2001 include lease termination and ongoing lease costs. Activity in the store closing reserve is as follows:

Balance at December 30, 2000                                 $6,037
Payments                                                     (2,353)
                                                         -------------
                                                              3,684
Less current portion (included in Accrued Liabilities)         (551)
                                                         -------------
Balance at September 29, 2001                                $3,133
                                                         =============

                                Stein Mart, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

4.  Notes payable to banks
In June 2001 the Company entered into a new revolving credit agreement with a group of banks, which extends through June 2004. The agreement establishes a $135 million senior revolving credit facility, which includes a $10 million letter of credit sub-facility. Interest is payable at rates based on spreads over the London Interbank Offering Rate (LIBOR) or the Prime Rate. A quarterly commitment fee of 0.375% per annum is paid on the unused portion of the commitment.

The agreement requires the Company to maintain certain financial ratios and meet required net worth and indebtedness tests. At September 29, 2001, the Company did not comply with certain financial covenants and has received waivers with respect thereto from the banks. In accordance with Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor," notes payable to banks has been classified as current.

5.  Stock Option and Purchase Plans
On May 7, 2001, the shareholders approved a new stock option plan (the "Omnibus Plan") with options available under the plan for 4,500,000 shares of the Company's common stock. The Omnibus Plan, which has a 10-year term, replaced the Company's Employee Stock and Director Stock Option Plans.

The shareholders also approved an amendment to the Stock Purchase Plan, increasing the number of shares eligible for issuance under the Plan by 1,000,000 and extending the Plan until December 31, 2005. During the nine months ended September 29, 2001, the Company repurchased 685,800 shares for $6.4 million and during the nine months ended September 30, 2000, repurchased 1,570,500 shares for $11.1 million.

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

Any such forward-looking statements contained herein are subject to risks and uncertainties that could cause the Company's actual results of operations to differ materially from historical results or current expectations. These risks include, without limitation, ongoing competition from other retailers many of whom are larger and have greater financial and marketing resources, the availability of suitable new store sites at acceptable lease terms, ability to successfully implement strategies to exit or improve under-performing stores, changing preferences in apparel, changes in the level of consumer spending due to current events and/or general economic conditions, adequate sources of designer and brand-name merchandise at acceptable prices, and the Company's ability to attract and retain qualified employees to support planned growth.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make clear that any projected results expressed or implied therein will not be realized.

Results of Operations

The information in the following table is presented as a percentage of net sales for the periods indicated:

                                            Quarter Ended            Nine Months Ended
                                       ------------------------   ------------------------
                                        Sept. 29,    Sept. 30,     Sept. 29,    Sept. 30,
                                          2001         2000          2001         2000
                                       -----------  -----------   -----------  -----------
Net sales                                 100.0%       100.0%        100.0%       100.0%
Cost of merchandise sold                   80.0         76.4          76.4         74.8
                                       -----------  -----------   -----------  -----------
     Gross profit                          20.0         23.6          23.6         25.2
Selling, general and
     administrative expenses               25.1         23.1          24.1         22.7
Other income, net                           1.0          1.1           1.1          1.2
                                       -----------  -----------   -----------  -----------
     Income (loss) from operations         (4.1)         1.6           0.6          3.7
Interest expense                            0.5          0.3           0.3          0.3
                                       -----------  -----------   -----------  -----------
Income (loss) before income taxes          (4.6)         1.3           0.3          3.4
Income tax benefit (provision)              1.8         (0.5)         (0.1)        (1.3)
                                       -----------  -----------   -----------  -----------
     Net income (loss)                     (2.8)%        0.8%          0.2%         2.1%
                                       ===========  ===========   ===========  ===========

                                Stein Mart, Inc.


For the three months ended September 29, 2001 compared with the three months ended September 30, 2000:

Six stores were opened, one was relocated and one store was closed during the third quarter this year, bringing to 239 the number of stores in operation this year compared to 216 stores in operation at the end of the third quarter of 2000. Fifteen new stores will open and one will close during the fourth quarter this year, bringing the year-end total to 253 stores.

Net sales for the quarter ended September 29, 2001 were $280.3 million, a 4.8 percent increase over net sales of $267.6 million for the third quarter of 2000. Comparable store net sales decreased 3.8 percent from the third quarter of 2000.

Gross profit for the quarter ended September 29, 2001 was $56.0 million or 20.0 percent of net sales compared to $63.1 million or 23.6 percent of net sales for the third quarter of 2000. The 3.6 percent decrease in the gross profit percentage resulted primarily from higher markdowns and decreased leverage of occupancy costs.

Selling, general and administrative expenses were $70.4 million or 25.1 percent of net sales for the quarter ended September 29, 2001, as compared to $61.8 million or 23.1 percent of net sales for the same 2000 quarter. The increase of
2.0 percent of net sales is primarily due to decreased leverage of selling and administrative expenses.

Other income, primarily from in-store leased shoe departments, was $2.9 million for both the third quarter of 2001 and the third quarter of 2000.

Interest expense was $1.3 million for the third quarter of 2001 and $827,000 for the third quarter of 2000. The increase resulted from higher average borrowings offset by lower interest rates during the third quarter this year compared to last year. The increased borrowings were primarily used to fund operating activities and to repurchase common stock.

Net loss for the third quarter of 2001 was $(8.0) million or $(0.19) diluted loss per share compared to net income of $2.1 million or $0.05 diluted earnings per share for the third quarter of 2000.

For the nine months ended September 29, 2001 compared with the nine months ended September 30, 2000:

Fifteen stores were opened and two stores were closed during the first nine months of 2001 and eleven stores were opened during the first nine months of 2000.

Net sales for the first nine months of 2001 were $872.0 million, an 8.4 percent increase over sales of $804.2 million for the first nine months of 2000. Comparable store net sales for the first nine months of 2001 were flat with the first nine months of 2000.

                                Stein Mart, Inc.


Gross profit for the first nine months of 2001 was $205.5 million or 23.6 percent of net sales compared to $202.5 million or 25.2 percent of net sales for the same nine month period of 2000. The 1.6 percent decrease in the gross profit percent resulted primarily from higher markdowns and decreased leverage of occupancy costs.

Selling, general and administrative expenses were $210.2 million or 24.1 percent of net sales for the first nine months of 2001 and $182.6 million or 22.7 percent for the first nine months of 2000. The increase of 1.4 percent of net sales is primarily due to increased advertising and decreased leverage of selling and administrative expenses.

Other income, primarily from in-store leased shoe departments, increased to $10.1 million for the first nine months of 2001 compared to $9.6 million for the first nine months of 2000. The increase resulted primarily from the additional stores operated during the first nine months this year.

Interest expense was $2.9 million and $2.2 million for the first nine months of 2001 and 2000, respectively. The increase resulted from higher average borrowings offset by lower interest rates during the first nine months of 2001 compared to last year. The increased borrowings were primarily used to fund operating activities and repurchase common stock.

Net income for the first nine months of 2001 was $1.5 million or $0.04 diluted earnings per share compared to net income of $16.9 million or $0.39 diluted earnings per share for the first nine months of 2000.

Liquidity and Capital Resources

Net cash used in operating activities was $72.3 million for the first nine months of 2001 as compared with $40.6 million for the comparable period in 2000. Net income, adjusted for depreciation and amortization, provided $13.8 million and $27.5 million of operating cash flow for the first nine months of 2001 and 2000, respectively. This was decreased during the first nine months of 2001 and 2000 by an increase in inventories net of the change in accounts payable of $71.6 million and $73.2 million, respectively. Other changes in working capital used $14.7 million in the first nine months of 2001 and provided $8.4 million in the comparable period in 2000. Based on historical cash flow results, operating activities are expected to produce positive cash flow for the year ending December 29, 2001.

During the first nine months of 2001 and 2000, cash flows used in investing activities amounted to $17.2 million and $13.3 million, respectively, primarily for acquisition of fixtures, equipment, and leasehold improvements for new and existing stores and information system enhancements. Total capital expenditures for 2001 are anticipated to be $24-26 million.

Cash flows from financing activities were $91.3 million and $50.5 million for the first nine months of 2001 and 2000, respectively, which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. During the first nine months of 2001, cash was used to repurchase 685,800 shares of the Company's common stock for $6.4 million compared with 1,570,500 shares repurchased for $11.1 million in the first nine months of 2000.

                                Stein Mart, Inc.


The Company's revolving credit agreement requires the Company to maintain certain financial ratios and meet required net worth and indebtedness tests. At September 29, 2001, the Company did not comply with certain financial covenants and has received waivers with respect thereto from the banks. In accordance with Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor," notes payable to banks has been classified as current.

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


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
             (a) Exhibits
                 10a. First Amendment to Revolving  Credit Agreement dated as of
                      November 9, 2001 among Stein Mart, Inc. and SunTrust Bank, as Administrative Agent, is filed herewith.
             (b) No reports on Form 8-K were filed during the quarter ended
                 September 29, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Stein Mart, Inc.

Date:   November 13, 2001                    /s/ Michael D. Fisher
                                             -----------------------------------
                                             Michael D. Fisher
                                             President, Chief Operating Officer



                                             /s/ James G. Delfs
                                             -----------------------------------
                                             James G. Delfs
                                             Senior Vice President,
                                               Chief Financial Officer