Form 10-K
period 2002-02-02
STEIN MART INC
filed 2002-05-02
CIK 884940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the fiscal year ended February 2, 2002

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
     ACT OF 1934 [NO FEE REQUIRED]

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

       Registrant's telephone number, including area code: (904) 346-1500

Securities registered pursuant to Section 12 (g) of the Act:
Title of each class:                  Name of each exchange on which registered:
Common Stock $.01 par value           The Nasdaq Stock Market(R)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant, Common Stock, based on the $10.05 closing sale price on April 1, 2002 was $255,771,224. For purposes of this response, executive officers and directors are deemed to be the affiliates of the registrant and the holdings by non-affiliates was computed as 25,449,873 shares.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: 41,586,976 shares were outstanding as of April 1, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Portions of the registrant's Proxy Statement for its 2002 Annual Meeting are incorporated in Part III.

                                STEIN MART, INC.
                                TABLE OF CONTENTS

                                                                           FORM
                                                                           10-K
                                                                          REPORT
ITEM NO.                                                                   PAGE
--------                                                                   ----
                                     PART I

 1.    Business                                                               3
 2.    Properties                                                             9
 3.    Legal Proceedings                                                     10
 4.    Submission of Matters to a Vote of Security Holders                   10

                                     PART II

 5.    Market for Registrant's Common Equity and Related Stockholder         10
       Matters
 6.    Selected Financial Data                                               12
 7.    Management's Discussion and Analysis of Financial Condition           13
       and Results of Operations
 7A.   Quantitative and Qualitative Disclosures about Market Risk            17
 8.    Financial Statements and Supplementary Data                           17
 9.    Changes In and Disagreements With Accountants on Accounting           17
       and Financial Disclosure

                                    PART III

10.   Directors and Executive Officers of the Registrant                     17
11.   Executive Compensation                                                 17
12.   Security Ownership of Certain Beneficial Owners and Management         17
13.   Certain Relationships and Related Transactions                         17

                                     PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K       18
      Signatures                                                             19

             TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES

Independent Accountants' Report                                             F-1
Balance Sheets                                                              F-2
Statement of Income                                                         F-3
Statement of Stockholders' Equity                                           F-4
Statement of Cash Flows                                                     F-5
Notes to Financial Statements                                               F-6

SCHEDULES                                                                  NONE

INDEX TO EXHIBITS                                                           E-1

                                     PART I

ITEM 1.   BUSINESS

At February 2, 2002, Stein Mart, Inc. (together with its wholly owned subsidiary, the "Company" or "Stein Mart") was a 253-store retail chain offering fashionable, current-season, primarily branded merchandise comparable in quality and presentation to that of traditional department and fine specialty stores at prices typically 25% to 60% below those regularly charged by such stores. The Company's focused assortment of merchandise features moderate to designer brand-name apparel for women, men and children, as well as accessories, gifts, linens, shoes and fragrances. Stein Mart operated a single store in Greenville, Mississippi from the early 1900's until 1977, when it began its expansion program. The Company has more than doubled the number of Stein Mart stores from 123 in 21 states at year-end 1996 to 253 in 29 states at February 2, 2002. The Company's stores, which average approximately 37,000 gross square feet, are located primarily in neighborhood shopping centers in metropolitan areas.

Change in Fiscal Year End

In November 2001, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to January 31. The five-week transition period of December 31, 2000 through February 3, 2001 (the "Transition Period") precedes the start of the new fiscal year. Results for 2001, 2000 and 1999 are for the 52 weeks ended February 2, 2002, December 30, 2000 and January 1, 2000, respectively.

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

Productivity Initiatives

The goal of Stein Mart for 2002 is to improve store productivity. By increasing the dollars generated in each square foot of the stores, the Company can leverage its expenses more efficiently and move more profit dollars to the bottom line. Actions that will push this objective forward include:

    Reformatting floor layouts in every store to magnify strongest sales opportunities: Boutique, Ladies apparel, Ladies Accessories and Home. This should maximize sell through and improve inventory turn.

    Introduction of Power Pricing, a series of highlighted items within the store which represent extraordinary values (at least 50% savings) on desirable merchandise; this concept was successfully tested during the holiday shopping season.

    Additional support to stores in the top ten and bottom ten percent of sales volume. These stores will receive additional resources as needed to maximize performance.

Expansion Strategy

The Company's expansion strategy is to add stores in new markets, including those markets with the potential for multiple stores, and existing markets to capture advertising and management efficiencies. The Company plans to open 15-18 new stores in 2002.

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

The Company refurbishes existing retail locations or occupies newly constructed stores, which typically are anchor stores in new or existing shopping centers situated near upscale residential areas, ideally with co-tenants that cater to a similar customer base. The Company's historical ability to negotiate favorable leases and to construct attractive stores with a relatively low investment has provided a significant cost advantage over traditional department and fine specialty stores. The cost of opening a typical new store includes approximately $450,000 to $650,000 for fixtures, equipment, leasehold improvements and pre-opening expenses (primarily advertising, stocking and training). Pre-opening costs are expensed when incurred. Initial inventory investment for a new store is approximately $1.1 million (a portion of which is financed through vendor credit).

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

The  following   reflects  the  percentage  of  the  Company's  sales  by  major
merchandise   category   (including   sales  from  leased  shoe  and   fragrance
departments) for the periods indicated:

                                              For The 52 Weeks Ended
                                 -----------------------------------------------
                                   February 2,     December 30,     January 1,
                                      2002            2000             2000
                                 --------------   --------------   -------------

    Ladies' and Boutique apparel       40%             38%              38%

    Ladies' accessories                10              11               11

    Men's and young men's              17              18               19

    Gifts and linens                   19              19               18

    Leased departments                  7               7                7

    Children's                          5               5                6

    Other                               2               2                1
                                     ------          ------           ------
                                      100%            100%             100%
                                     ======          ======           ======

Ladies' apparel, the Company's largest contributor of revenues, consists of distinctive presentations of dresses, sportswear, petites, juniors and women's sizes at moderate to upper-moderate prices. Stein Mart's distinctive Boutique is a key element of the Company's merchandising strategy to attract the more fashion-conscious customers. The Boutique, a store-within-a-store department, carries better to designer ladies' apparel and offers the presentation and service levels of a fine specialty boutique. Each Stein Mart store has its own Boutique, staffed generally by women employed on a part-time basis who are civically and socially prominent in the community. The Boutique highlights the Company's strategy of offering upscale merchandise, presentation and service levels at value prices. Following the successful introduction of the Boutique Petite area last year, plans are underway to launch a Boutique Women area as well. As such, the Company is allocating greater space and more inventory dollars to the Ladies' and Boutique areas where the core customer shops the most intensely.

The Company's typical store layout emphasizes ladies' accessories as the fashion focus at the front of each store. The key merchandise in this department is fashion-oriented, brand-name, designer and private label jewelry, as well as scarves, hosiery, leather goods, bath products and fragrances.

Men's and young men's areas include sportswear, sportcoats, slacks and dress furnishings. Corresponding to a national pattern, Stein Mart's men's business struggled somewhat during the year. To counteract that trend, merchants concentrated on putting sharper, more focused fashion in this area.

Stein Mart's gifts and linens departments consist primarily of a broad assortment of fashion-oriented gifts (rather than basic items) for the home and a wide range of table, bath and bed linens. The presentation in this distinctive department emphasizes fashion, lifestyle and seasonal themes and includes the full range of merchandise available in typical department and specialty gift stores. Both gifts and linens continued to perform well in 2001, particularly with the well-documented cocooning trend that kept people inside their homes. Luxury linens and decorative gifts were the leaders in this area. The strength of this category has been the consistent presentation with a higher percentage mix of better goods.

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

Store Appearance

Stein Mart's stores are designed to reflect the upscale ambiance and appearance of traditional department and fine specialty stores through attractive layout, displays and in-store signage. The typical store is approximately 37,000 gross square feet with convenient check-out and customer service areas and attractive, individual dressing rooms. The Company seeks to create excitement in its stores through the continual flow of brand-name merchandise, sales promotions, store layout, merchandise presentation, and the quality, value and depth of its merchandise assortment.

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

Vendor Relationships and Buying

Stein Mart buys from over 1,900 vendors. Many of these are considered key vendors, with whom the Company enjoys longstanding working relationships that create a continuity of preplanned buying opportunities for upscale, current-season merchandise. Most of the Company's vendors are based in the United States, which generally reduces the time necessary to purchase and obtain shipments and allows the Company to react to merchandise trends in a timely fashion. The Company does not have long-term or exclusive contracts with any particular vendor. In fiscal 2001, approximately 7% of Stein Mart's purchases were from a single vendor and less than 3% of total purchases were from any other single vendor.

The Company's buying staff is headed by the Executive Vice President, Merchandising, who is supported by four Vice Presidents-General Merchandising Managers, ten Divisional Merchandising Managers, a Vice President-Planning, 37 buyers and 37 merchandise planners. In addition to base salary, the merchandising staff receives incentive compensation for achieving certain sales goals within their areas of responsibility.

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

The correct distribution of merchandise goes hand in and hand with choosing the right items. The newly installed planning organization has greatly improved the selectivity of merchandise by store, allowing for more targeted seasonal, lifestyle and volume characteristics in each location. This capability was put to the test as the Company dramatically reduced its planned inventory following the September 11 terrorist attacks, and planners led the effort to reallocate and distribute the reduced level of merchandise to appropriate stores. As a result, this year's inventory is somewhat leaner and more current and new standards are in place to make the inventory work harder.

As the Company continues to analyze sales, profitability and marketing information, the planners will further refine the assortments. They will be aided by a more sophisticated basic stock replenishment program that will improve the Company's ability to be in-stock every day in every store, at a level that maximizes the inventory investment.

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

Store Operations

The store organization is supervised by three Vice Presidents-Regional Directors of Stores who report to the Senior Vice President-Director of Stores. District Directors of Stores and two Vice President-Regional Directors of Stores report to the three supervising Regional Directors. Each of these field supervisors is responsible for overseeing 9 to 14 stores. Each Vice President's and District Director's compensation includes an incentive component based on overall performance. Each Stein Mart store is managed by a general manager who reports directly to a Vice President or a District Director. Store general managers are responsible for individual store operations, including hiring, motivating and supervising sales associates; receiving and effectively presenting merchandise; and implementing price change determinations made by the Company's buying staff. Store general managers receive incentive compensation based upon operating results in several key areas, including increases in store sales. In addition to the store general manager and two assistant store managers, each Stein Mart store employs an average of 55 persons as department managers, sales associates, cashiers and in other positions.

Stein Mart stores are generally open 11 hours per day, 6 days a week, and on Sunday afternoons. The store hours are extended during the Christmas selling season.

Marketing

The Company's advertising strategy stresses the offering of upscale, branded merchandise at significant savings. The Company generally allocates the majority of its advertising budget to newspaper advertising, employing a combination of image, price-and-item and sales event approaches. While newspaper and color inserts will continue to be an integral part of the media mix, radio and direct mail will be utilized to a much greater degree. Stein Mart's per-store advertising expense is reduced by spreading its advertising over multiple stores in a single market. Management believes the Company also enjoys substantial word-of-mouth advertising benefits from its customer base.

In May, 2001, Stein Mart launched its Preferred Customer program to its most devoted shoppers. Approximately 700,000 participants have enrolled in the past year, and are now receiving mailings at least once a month. These mailings are filled with enticements to visit the store for special discounts, member-only shopping opportunities or an early peek at new merchandise and upcoming fashion events. Stein Mart will continue to examine the information gleaned from these customers to further refine its merchandising and marketing efforts.

Competition

Management believes that the Company occupies a market niche closer to traditional department and better specialty stores than typical off-price retail chains. The Company faces competition for customers and for access to quality merchandise from traditional department stores, fine specialty stores and, to a lesser degree, from off-price retail chains. Many of these competitors are units of large national or regional chains that have substantially greater resources than the Company. The retail apparel industry is highly fragmented and competitive, and the off-price retail business may become even more competitive in the future.

The principal competitive factors in the retail apparel industry are assortment, presentation, quality of merchandise, price, customer service, vendor relations and store location. Management believes that the Company is well-positioned to compete on the basis of each of these factors.

Employees

At February 2, 2002, the Company's work force consisted of approximately  14,000
employees  (8,400  40-hour  equivalent  employees).   The  number  of  employees
fluctuates based on the particular selling season.

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

ITEM 2.   PROPERTIES

At February 2, 2002, the Company operated stores in the following states:

                         State                      Number of Stores
                         -----                      ----------------
                         Alabama                           11
                         Arizona                            6
                         Arkansas                           5
                         California                        13
                         Colorado                           5
                         Florida                           33
                         Georgia                           18
                         Illinois                           5
                         Indiana                            8
                         Iowa                               1
                         Kansas                             2
                         Kentucky                           3
                         Louisiana                         10
                         Michigan                           1
                         Mississippi                        4
                         Missouri                           4
                         Nevada                             4
                         New Mexico                         2
                         New York                           1
                         North Carolina                    17
                         Ohio                              10
                         Oklahoma                           5
                         Pennsylvania                       2
                         South Carolina                    11
                         Tennessee                         13
                         Texas                             43
                         Utah                               3
                         Virginia                           8
                         Wisconsin                          5
                                                          ---
                                                          253
                                                          ===

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

The table below reflects (i) the number of the Company's leases (as of February 2, 2002) that will expire each year if the Company does not exercise any of its renewal options, and (ii) the number of the Company's leases that will expire each year if the Company exercises all of its renewal options (assuming the lease is not otherwise terminated by either party pursuant to any other provision).

                                Number of Leases         Number of Leases
                               Expiring Each Year       Expiring Each Year
                                 if no Renewals           if all Renewals
                                    Exercised                Exercised
                             ----------------------   ----------------------
                  2002                  5                        1
                  2003                 15                        1
                  2004                 16                        1
                  2005                 24                        -
                  2006                 27                        1
                  2007-2011           125                       16
                  2012-2016            41                       28
                  2017-2045             -                      205

The Company has made consistent capital commitments to maintain and improve existing store facilities. During 2001, approximately $5.8 million was spent for fixtures, equipment and leasehold improvements in stores opened prior to 2001.

The Company leases approximately 73,000 gross square feet of office space for its corporate headquarters in Jacksonville, Florida. The Company also leases a 92,000 square foot distribution center in Jacksonville for the purpose of processing a limited amount of merchandise purchases (less than 10% of total purchases).

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND  RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low sales prices of the Common Stock for each fiscal quarter in fiscal 2000 and 2001:
                                                   HIGH          LOW
Fiscal 2000:
April 1, 2000                                     $ 8.25        $4.00
July 1, 2000                                       10.63         6.48
September 30, 2000                                 13.38         9.75
December 30, 2000                                  15.88         8.94

Fiscal 2001:
May 5, 2001                                       $12.31        $8.69
August 4, 2001                                     12.47         7.85
November 3, 2001                                    9.08         6.12
February 2, 2002                                    9.20         7.96

Beginning with 2001, the Company changed to a 52-53 week ending on the Saturday closest to January 31; previously, the Company's fiscal year ended on the Saturday closest to December 31. The high and low sales prices of the Common Stock for the Transition Period, December 31, 2000 to February 3, 2001, were $13.25 and $10.13, respectively.

Stein Mart's common stock trades on The Nasdaq Stock Market(R) under the trading symbol SMRT. On April 12, 2002, there were 1,109 stockholders of record.

The Company intends to reinvest future earnings in the business and accordingly does not anticipate paying dividends in the foreseeable future.



ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in Thousands Except Per Share Amounts and Operating Data)


                                                                                For the Fiscal Year Ended
                                                      ----------------------------------------------------------------------------
                                                         Feb. 2,        Dec. 30,         Jan. 1,         Jan. 2,         Jan. 3,
                                                        2002 (1)          2000            2000            1999          1998 (3)
                                                      ------------    ------------    ------------    ------------    ------------
Statement of Income Data:
Net Sales                                              $1,320,190      $1,206,624      $1,034,561        $897,821        $792,655
Cost of Merchandise Sold                                1,003,567         896,560         781,038         677,334         579,747
                                                      ------------    ------------    ------------    ------------    ------------
   Gross Profit                                           316,623         310,064         253,523         220,487         212,908
Selling, General and Administrative Expenses (2)          301,937         257,042         244,100         195,460         163,953
Other Income, Net                                          14,078          13,766          12,129          10,420           9,243
                                                      ------------    ------------    ------------    ------------    ------------
   Income From Operations                                  28,764          66,788          21,552          35,447          58,198
Interest Expense                                            4,000           3,309           2,485           2,368           1,203
                                                      ------------    ------------    ------------    ------------    ------------
Income Before Income Taxes                                 24,764          63,479          19,067          33,079          56,995
Provision For Income Taxes                                  9,410          24,122           7,245          12,570          22,228
                                                      ------------    ------------    ------------    ------------    ------------
   Net Income                                          $   15,354      $   39,357      $   11,822        $ 20,509        $ 34,767
                                                      ============    ============    ============    ============    ============
Earnings Per Share - Basic (4)                              $0.37           $0.92           $0.26           $0.45           $0.75
Earnings Per Share - Diluted (4)                            $0.37           $0.91           $0.26           $0.44           $0.73

Selected Operating Data:
Stores Open at End of Period                                  253             226             205             182             151
Average Sales Per Store (000's) (5)                    $    5,922      $    6,068      $    5,663        $  5,958        $  6,261
Average Sales Per Square Foot of Selling Area (6)      $      189      $      192      $      176        $    185        $    194
Comparable Store Net Sales (Decrease) Increase (7)           (0.7%)           9.7%            2.3%            1.2%            7.2%


Balance Sheet Data:
Working Capital                                        $  179,212      $  120,602      $  117,284        $110,985        $110,296
Total Assets                                              417,672         389,989         354,094         318,012         270,604
Long-term Debt                                             57,750            -               -               -               -
Total Stockholders' Equity                                201,895         194,028         179,912         177,979         165,803

(1) Beginning with fiscal 2001, the Company changed to a 52-53 week year ending on the Saturday closest to January 31; previously, the Company's fiscal year ended on the Saturday closest to December 31. See Note 12 to the Financial Statements for financial data for the five-week Transition Period ended February 3, 2001.
(2) Selling, General and Administrative Expenses include a store closing charge of $2.9 million, a store closing credit of $3.4 million and a store closing charge of $15.9 million in fiscal 2001, 2000 and 1999, respectively.
(3) The fiscal year ended January 3, 1998 is a 53-week year; all others are 52-week years.
(4) Basic and Diluted Earnings Per Share are presented for all periods in accordance with Statement of Financial Accounting Standards No. 128,
    "Earnings Per Share" which the Company adopted in 1997 and have been restated for the two-for-one stock split declared in 1998.
(5) Average sales per store (including sales from leased shoe and fragrance departments)for each period have been calculated by dividing (a) total sales during such period by (b) the number of stores open at the end of such period, in each case exclusive of stores open for less than 12 months. All periods are calculated on a 52-week basis.
(6) Includes sales and selling space of the leased shoe and fragrance departments. Selling area excludes administrative, receiving and storage areas. All periods are calculated on a 52-week basis.
(7) Comparable store information for a period reflects stores open throughout that period and for the same 52-week period in the prior year.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS

This document includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Wherever used, the words "plan", "expect", "anticipate", "believe", "estimate" and similar expressions identify forward-looking statements.

All such forward-looking statements contained in this document are subject to risks and uncertainties that could cause the Company's actual results of operations to differ materially from historical results or current expectations. These risks include, without limitation, ongoing competition from other retailers many of whom are larger and have greater financial and marketing resources, the availability of suitable new store sites at acceptable lease terms, ability to successfully implement strategy to exit or improve under-performing stores, changing preferences in apparel, changes in the level of consumer spending due to current events and/or general economic conditions, adequate sources of designer and brand-name merchandise at acceptable prices, and the Company's ability to attract and retain qualified employees to support planned growth.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make clear that any projected results expressed or implied therein will not be realized.

The following should be read in conjunction with the "Selected Financial Data" and the notes thereto and the Financial Statements and notes thereto of the Company.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by each line item presented:

                                                       52 Weeks Ended
                                            ------------------------------------
                                              Feb. 2,     Dec. 30,      Jan. 1,
                                               2002         2000         2000
                                            ----------   ----------   ----------
Net sales                                     100.0%       100.0%       100.0%
Cost of merchandise sold                       76.0         74.3         75.5
                                            ----------   ----------   ----------
   Gross profit                                24.0         25.7         24.5
Selling, general and administrative expenses   22.9         21.3         23.6
Other income, net                               1.1          1.2          1.2
                                            ----------   ----------   ----------
   Income from operations                       2.2          5.6          2.1
Interest expense                                 .3           .3           .3
                                            ----------   ----------   ----------
Income before income taxes                      1.9%         5.3%         1.8%
                                            ==========   ==========   ==========

Year Ended February 2, 2002 Compared to Year Ended December 30, 2000

In November 2001, the Company changed its year end (see Note 1 to the Financial Statements). The following discussion compares the 52 weeks ended February 2, 2002 to the 52 weeks ended December 30, 2000.

In 2001 the Company opened 30 stores and closed three stores bringing to 253 the number of stores in operation at year-end.

Net sales of $1.320 billion were achieved for the fiscal year 2001, an increase of $113.6 million, or 9.4 percent over net sales of $1.207 billion for the fiscal year 2000. The 30 new stores opened in 2001 contributed $74.3 million to net sales. Comparable store net sales, which decreased 0.7 percent from 2000, began to decline in early 2001, reversing strong, double digit increases from 2000. This trend continued in the fall season as shopping declined following the September 11 terrorist attacks.

Gross profit for 2001 was $316.6 million or 24.0 percent of net sales compared to $310.1 million or 25.7 percent of net sales for 2000. The 1.7 percent decrease in the gross profit percent resulted primarily from higher markdowns as a percent of sales and decreased leverage of occupancy expenses in 2001. Markdowns were particularly high during the fall season, primarily in the weeks following September 11, in order to reduce in-store inventories through promotion and markdowns.

Selling, general and administrative expenses were $301.9 million or 22.9 percent of net sales for 2001, as compared to $257.0 million or 21.3 percent of net sales in 2001. In 2001, selling, general and administrative expenses includes a pre-tax charge of $2.9 million for four stores that will be closed in fiscal 2002. Fiscal 2000 includes a $3.4 million store closing credit related to adjustments of store closing reserves recorded in fiscal 1999. The increase of
1.6 percent of net sales is primarily due to the effect of the store closing charge and credit, increased advertising and decreased leverage of selling and administrative expenses.

Pre-opening expenses for the 30 stores opened in 2001 amounted to $5.0 million and for the 22 stores opened in 2000, amounted to $3.4 million.

Other income, primarily from in-store leased shoe departments, was $14.1 million in 2001, a slight increase over the $13.8 million for 2000. The increase was primarily from the additional stores operated during 2001.

Interest expense for 2001 was $4.0 million, compared to $3.3 million in 2000. The increase resulted from higher average borrowings offset by lower interest rates during this year compared to last year. The increased borrowings were used to fund operating activities and to repurchase common stock.

Net income for 2001 was $15.4 million or $0.37 per diluted share compared to net income of $39.4 million or $0.91 per diluted share for 2000.

Five-Week Transition Period Ended February 3, 2001

See Note 12 to the Financial Statements for audited financial data for the five-week transition period of December 31, 2000 through February 3, 2001. This period precedes the start of the new fiscal year and no comparable period information is presented herein.

Year Ended December 30, 2000 Compared to Year Ended January 1, 2000

In fiscal 2000 the Company opened 22 stores and closed one store bringing to 226 the number of stores in operation at year-end.

Net sales of $1.207 billion were achieved for the fiscal year 2000, an increase of $172.0 million, or 16.6 percent over net sales of $1.035 billion for the fiscal year 1999. The 22 new stores opened in 2000 contributed $47.4 million to net sales. Comparable store net sales increased 9.7 percent over 1999.

During 1999, the Company approved a plan to close ten under-performing stores and recorded a $20.5 million pre-tax charge for store closing and asset impairment costs. The charge included $4.6 million, included in cost of merchandise sold, for inventory write-downs resulting from additional markdowns in four stores that were closed in 1999 and markdowns associated with clearance merchandise. The charge also included $15.9 million for the estimated cost of lease terminations in the amount of $13.4 million and $2.5 million which represented primarily costs to write-down certain leasehold improvements included in property and equipment. During 2000, the Company recorded a net pre-tax credit of $3.4 million related to the 1999 store closing reserve. The credit resulted from adjustments to estimated lease obligations for changes in anticipated closing dates and for favorable lease settlements ($2.5 million), unsatisfactory lease negotiations to close two stores ($1.9 million), offset by a $1.0 million charge for the write-down of furniture, fixtures and equipment related to store closings. The 1999 store closing charge and the related 2000 credit are included in Selling, general and administrative expenses.

Gross profit for 2000 was $310.1 million or 25.7 percent of net sales compared to $253.5 million or 24.5 percent of net sales for 1999. The 1.2 percent increase in the gross profit percent resulted primarily from lower markdowns as a percent of sales, leveraging occupancy expenses, and the effect of the $4.6 million inventory write-down in 1999 discussed above.

Selling, general and administrative expenses were $257.0 million or 21.3 percent of net sales for 2000, as compared to $244.1 million or 23.6 percent of net sales for 1999. As discussed above, these amounts include a $3.4 million store closing credit in 2000 and a $15.9 million store closing charge in 1999. Excluding the effect of store closing charges and credits, selling, general and administrative expenses increased $32.3 million, but decreased 0.5 percent of net sales from 1999. The increase in dollars is primarily due to the additional stores in operation during 2000 as compared to the number of stores in operation in 1999 and the decrease of 0.5 percent of net sales is primarily due to improved leveraging of selling and administrative expenses, offset by slightly higher advertising expenses.

Pre-opening expenses for the 22 stores opened in 2000 amounted to $3.4 million and for the 28 stores opened in 1999, amounted to $4.0 million.

Other income, primarily from in-store leased shoe departments, was $13.8 million in 2000, an increase of $1.7 million over the $12.1 million for 1999. The increase was primarily from the additional stores operated during 2000.

Interest expense for 2000 was $3.3 million, compared to $2.5 million in 1999. The increase resulted from higher average borrowings and higher interest rates in 2000. The increased borrowings were used to fund operating activities and to repurchase common stock.

Net income for 2000 was $39.4 million or $0.91 per diluted share compared to net income of $11.8 million or $0.26 per diluted share for 1999.

Liquidity and Capital Resources

The Company's primary capital requirements are to support inventory and capital investments for the opening of new stores, to maintain and improve existing stores, and to meet seasonal working capital needs. The Company's capital requirements and working capital needs are funded through a combination of internally generated funds, a bank line of credit and credit terms from vendors. As of February 2, 2002, the Company had $10.3 million in cash and cash equivalents. During the course of the Company's seasonal business cycle, working capital is needed to support inventory for existing stores, especially during peak selling seasons. Historically, the Company's working capital needs are lowest in the first quarter and peak in either the third or fourth quarter in anticipation of the fourth quarter selling season.

Net cash provided by operating activities for 2001 amounted to $29.7 million, compared to $42.4 million for 2000. Net cash provided by operating activities in 2001 decreased from the prior year primarily due to decreased net income and less cash required for the procurement of merchandise due to the Company's focus on reducing its inventory levels, which resulted in a 6.5 percent decrease in inventories in an average store for fiscal 2001 compared to fiscal 2000. The net decrease in accounts payable and accrued liabilities in 2001 compared to 2000 related primarily to the timing of payments caused by this year ending on February 2 versus last year ending on December 30.

For 2001 and 2000, cash flows used in investing activities amounted to $25.0 million and $20.9 million, respectively, primarily for the acquisition of store fixtures, equipment and leasehold improvements and for information system enhancements.

Cash used in financing activities was $5.5 million in 2001 and $26.1 million in 2000. During 2001, cash was used to repurchase 657,600 shares of the Company's common stock for $6.0 million and in 2000, 2,910,600 shares were repurchased for $28.4 million.

To facilitate an understanding of the Company's contractual obligations, the following data is provided:



                                                   Payments Due By Period
                           ----------------------------------------------------------------------
                                            Within         2 - 3          4 - 5         After 5
Contractual Obligations      Total          1 Year         Years          Years          Years
-----------------------    ----------     ----------     ----------     ----------     ----------
Long-term debt              $ 57,750        $  -          $ 57,750        $  -          $   -
Operating leases             414,612         57,006        107,362         91,205        159,039
                           ----------     ----------     ----------     ----------     ----------
Total                       $472,362        $57,006       $165,112        $91,205       $159,039
                           ==========     ==========     ==========     ==========     ==========

The Company has a revolving credit agreement with a group of banks, which extends through June 2004. The agreement, which was amended in April 2002, provides a $135 million senior revolving credit facility, including a $10 million letter of credit sub-facility. Borrowings are secured by trade and other receivables and inventories. Due to the seasonal nature of the Company's business, the Company's bank borrowings fluctuate during the year, typically reaching their highest levels during the third or fourth quarter, as the Company builds its inventory for the Christmas selling season. At February 2, 2002, there was $57.8 million outstanding and at December 30, 2000, there was no balance outstanding under the agreement. The agreement requires the Company to maintain certain financial ratios and meet required net worth and indebtedness tests.

The cost of opening a typical new store generally ranges from $450,000 to $650,000 for fixtures, equipment, leasehold improvements and pre-opening costs (primarily advertising, stocking and training). Pre-opening costs are expensed at the time of opening. Initial inventory investment for a new store is approximately $1.1 million (a portion of which is normally financed through vendor credit). The Company's total capital expenditures for 2002 (including amounts budgeted for new store expansion, improvements to existing stores and information system enhancements) are anticipated to be approximately $15 million.

The Company believes that expected net cash provided by operating activities, bank borrowings and vendor credit will be sufficient to fund anticipated current and long-term capital expenditures and working capital requirements.

Seasonality

The Company's business is seasonal in nature with a higher percentage of the Company's merchandise sales and earnings generated in the fall and holiday selling seasons. Accordingly, selling, general and administrative expenses are typically higher as a percent of net sales during the first three quarters of each year.

Critical Accounting Policies

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets,
liabilities,   expenses  and  related   disclosure  of  contingent   assets  and
liabilities. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, the impairment of long-lived assets and store closing costs.

Management bases its estimates and judgments on historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While the Company believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the financial statements, the Company cannot guarantee that its estimates and assumptions will be accurate, which could require the Company to make adjustments to these estimates in future periods. See Note 1 to the Company's Financial Statements for a discussion of its significant accounting policies.

New Accounting Pronouncements

In August 2001, Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The Company will adopt SFAS No. 144 in 2002 and does not expect its provisions to have a significant impact on financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through borrowings under its revolving credit facility. At February 2, 2002, direct borrowings aggregated $57.8 million. The facility, as amended in April 2002, permits debt commitments up to $135.0 million, has a June 2004 maturity date and bears interest at spreads over LIBOR. The average outstanding borrowings during fiscal 2001, 2000 and 1999 were $82.3 million, $48.8 million and $44.2 million, respectively, at weighted-average interest rates of 4.9%, 6.7% and 5.7% respectively. Management believes that its exposure to market risk associated with its borrowings is not material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial statement schedules of the Company and the Independent Auditors' Report thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the caption "Election of Directors" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Executive Compensation" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears under the caption "Voting Securities" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Certain Transactions; Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders and is incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a)(1) Financial Statements

The documents listed below are filed as part of this Form 10-K:



                                                                                             Page in
                                                                                            Form 10-K
                                                                                            ---------
Independent Accountants' Report                                                                F-1
Balance Sheets at February 2, 2002 and February 3, 2001                                        F-2
Statement of Income for the fiscal years ended February 2, 2002, December 30, 2000
    and January 1, 2000                                                                        F-3
Statement of Stockholders' Equity for the fiscal years ended February 2, 2002,
    December 30, 2000 and January 1, 2000 and the five-week Transition Period
    ended February 3, 2001                                                                     F-4
Statement of Cash Flows for the fiscal years ended February 2, 2002, December 30, 2000
    and January 1, 2000                                                                        F-5
Notes to Financial Statements                                                                  F-6
Statement of Income and Statement of Cash Flows for the five-week Transition Period ended
    February 3, 2001 (see Note 12 to Financial Statements)                                     F-14

14(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

14(a)(3) Exhibits

See Index to Exhibits which begins on Page E-1.

14(b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the quarter ended February 2, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  STEIN MART, INC.

Date:     May 1, 2002             By:     /s/ John H. Williams, Jr.
                                          --------------------------------------
                                          John H. Williams, Jr., Vice Chairman,
                                            Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of May, 2002.


/s/ Jay Stein                             /s/ Linda McFarland Farthing
--------------------------------------    --------------------------------------
Jay Stein                                 Linda McFarland Farthing
Chairman of the Board                     Director

/s/ John H. Williams, Jr.                 /s/ Mitchell W. Legler
--------------------------------------    --------------------------------------
John H. Williams, Jr.                     Mitchell W. Legler
Vice Chairman, Chief Executive Officer    Director
  and Director

/s/ Michael D. Fisher                     /s/ Michael D. Rose
--------------------------------------    --------------------------------------
Michael D. Fisher                         Michael D. Rose
President and Chief Operating Officer     Director

/s/ James G. Delfs                        /s/ Martin E. Stein, Jr.
--------------------------------------    --------------------------------------
James G. Delfs                            Martin E. Stein, Jr.
Senior Vice President and Chief           Director
  Financial Officer

/s/ Clayton E. Roberson, Jr.              /s/ J. Wayne Weaver
--------------------------------------    --------------------------------------
Clayton E. Roberson, Jr.                  J. Wayne Weaver
Vice President and Controller             Director

/s/ Alvin R. Carpenter                    /s/ James H. Winston
--------------------------------------    --------------------------------------
Alvin R. Carpenter                        James H. Winston
Director                                  Director

               Report of Independent Certified Public Accountants


To the Board of Directors
and Stockholders of Stein Mart, Inc.


In our opinion, the accompanying financial statements appearing on pages F-2 through F-15 of this annual report present fairly, in all material respects, the financial position of Stein Mart, Inc. at February 2, 2002 and February 3, 2001, and the results of its operations and its cash flows for the year ended February 2, 2002, for the five-week Transition Period ended February 3, 2001, and for each of the two years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
------------------------------
Jacksonville, Florida
March 29, 2002, except for Note 4, as to which the date is April 17, 2002



                                Stein Mart, Inc.
                                  Balance Sheet
                                 (In thousands)

                                                                February 2,       February 3,
                                                                   2002              2001
                                                               -------------     -------------
ASSETS
Current assets:
    Cash and cash equivalents                                     $ 10,276          $ 11,066
    Trade and other receivables                                      5,201             3,449
    Inventories                                                    296,158           282,898
    Prepaid expenses and other current assets                       11,324             5,623
                                                               -------------     -------------
        Total current assets                                       322,959           303,036

Property and equipment, net                                         88,601            81,555
Other assets                                                         6,112             5,493
                                                               -------------     -------------
        Total assets                                              $417,672          $390,084
                                                               =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $ 93,675          $ 80,495
    Accrued liabilities                                             46,001            43,200
    Income taxes payable                                             4,071             4,799
                                                               -------------     -------------
        Total current liabilities                                  143,747           128,494
Notes payable to banks                                              57,750            60,236
Other liabilities                                                   14,280            12,863
                                                               -------------     -------------
        Total liabilities                                          215,777           201,593

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
    Preferred stock - $.01 par value; 1,000,000 shares
      authorized; no shares outstanding
    Common stock - $.01 par value; 100,000,000 shares
      authorized; 41,495,876 and 41,477,187 shares issued
      and outstanding, respectively.                                   415               415
    Paid in capital                                                   -                   77
    Retained earnings                                              201,480           187,999
                                                               -------------     -------------
        Total stockholders' equity                                 201,895           188,491
                                                               -------------     -------------
        Total liabilities and stockholders' equity                $417,672          $390,084
                                                               =============     =============

   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                               Statement of Income
                     (In thousands except per share amounts)



                                                                             For The 52 Weeks Ended
                                                               -------------------------------------------------
                                                                February 2,       December 30,       January 1,
                                                                   2002              2000              2000
                                                               -------------     -------------     -------------
Net sales                                                        $1,320,190        $1,206,624        $1,034,561

Cost of merchandise sold                                          1,003,567           896,560           781,038
                                                               -------------     -------------     -------------
   Gross profit                                                     316,623           310,064           253,523

Selling, general and administrative expenses                        301,937           257,042           244,100

Other income, net                                                    14,078            13,766            12,129
                                                               -------------     -------------     -------------
   Income from operations                                            28,764            66,788            21,552

Interest expense                                                      4,000             3,309             2,485
                                                               -------------     -------------     -------------
Income before income taxes                                           24,764            63,479            19,067

Provision for income taxes                                            9,410            24,122             7,245
                                                               -------------     -------------     -------------
   Net income                                                    $   15,354        $   39,357        $   11,822
                                                               =============     =============     =============
Earnings per share - Basic                                            $0.37             $0.92             $0.26
                                                               =============     =============     =============
Earnings per share - Diluted                                          $0.37             $0.91             $0.26
                                                               =============     =============     =============
Weighted-average shares outstanding - Basic                          41,176            42,909            44,948
                                                               =============     =============     =============
Weighted-average shares outstanding - Diluted                        41,493            43,409            45,307
                                                               =============     =============     =============

   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                        Statement of Stockholders' Equity
                                 (In thousands)

                                                                                                            Total
                                                        Common         Paid-in         Retained         Stockholders'
                                                        Stock          Capital         Earnings             Equity
                                                      ----------     -----------     ------------     -----------------
Balance at January 2, 1999                                $454         $31,238         $146,287              $177,979
  Net income                                                                             11,822                11,822
  Common shares issued under stock
    option plan and related income
    tax benefits                                             1             381                                    382
  Common shares issued under employee
    stock purchase plan                                      1           1,021                                  1,022
  Reacquired shares                                        (17)        (11,276)                               (11,293)
                                                      ----------     -----------     ------------     -----------------

Balance at January 1, 2000                                 439          21,364          158,109               179,912
  Net income                                                                             39,357                39,357
  Common shares issued under stock
    option plan and related income
    tax benefits                                             3           2,192                                  2,195
  Common shares issued under employee
    stock purchase plan                                      2             955                                    957
  Reacquired shares                                        (29)        (24,511)          (3,853)              (28,393)
                                                      ----------     -----------     ------------     -----------------

Balance at December 30, 2000                               415            -             193,613               194,028
  Transition period December 31, 2000
    to February 3, 2001:
  Net loss                                                                               (5,614)               (5,614)
  Common shares issued under stock
    option plan and related income
    tax benefits                                                            62                                     62
  Common shares issued under employee
    stock purchase plan                                                    469                                    469
  Reacquired shares                                                       (454)                                  (454)
                                                      ----------     -----------     ------------     -----------------

Balance at February 3, 2001                                415              77          187,999               188,491
  Net income                                                                             15,354                15,354
  Common shares issued under stock
    option plan and related income
    tax benefits                                             5           3,067                                  3,072
  Common shares issued under employee
    stock purchase plan                                      2             995                                    997
  Reacquired shares                                         (7)         (4,139)          (1,873)               (6,019)
                                                      ----------     -----------     ------------     -----------------

Balance at February 2, 2002                               $415         $  -            $201,480              $201,895
                                                      ==========     ===========     ============     =================

   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                             Statement of Cash Flows
                                 (In thousands)

                                                                             For The 52 Weeks Ended
                                                               -------------------------------------------------
                                                                February 2,       December 30,       January 1,
                                                                   2002              2000              2000
                                                               -------------     -------------     -------------
Cash flows from operating activities:
  Net income                                                        $15,354           $39,357           $11,822
  Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                              16,822            14,373            12,950
          Write-down of property and other assets                     1,114             1,038             2,528
          Deferred income taxes                                      (4,999)            2,910            (4,722)
          Tax benefit from exercise of stock options                  1,024               810                96
          Changes in assets and liabilities:
              Trade and other receivables                            (1,752)             (286)              108
              Inventories                                           (13,260)          (32,267)          (34,405)
              Prepaid expenses and other current assets                (641)                4               304
              Other assets                                             (619)             (648)           (1,845)
              Accounts payable                                       13,180             4,465            14,639
              Accrued liabilities                                     2,801            18,143             7,160
              Income taxes payable                                     (728)            3,818             2,588
              Other liabilities                                       1,356            (9,281)           12,589
                                                               -------------     -------------     -------------
  Net cash provided by operating activities                          29,652            42,436            23,812

Cash flows used in investing activities:
  Capital expenditures                                              (24,982)          (20,914)          (19,029)

Cash flows from financing activities:
  Net borrowings under notes payable to banks                        (2,486)             -                 -
  Proceeds from exercise of stock options                             2,048             1,385               286
  Proceeds from employee stock purchase plan                            997               957             1,022
  Purchase of common stock                                           (6,019)          (28,393)          (11,293)
                                                               -------------     -------------     -------------
  Net cash used in financing activities                              (5,460)          (26,051)           (9,985)
                                                               -------------     -------------     -------------

Net decrease in cash and cash equivalents                              (790)           (4,529)           (5,202)
Cash and cash equivalents at beginning of year                       11,066            17,055            22,257
                                                               -------------     -------------     -------------
Cash and cash equivalents at end of year                            $10,276           $12,526           $17,055
                                                               =============     =============     =============
Supplemental disclosures of cash flow information:
  Interest paid                                                     $ 3,980           $ 3,141           $ 2,450
  Income taxes paid                                                  14,221            16,887             9,493

   The accompanying notes are an integral part of these financial statements.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 2, 2002
            (Dollars in tables in thousands except per share amounts)

1.   Summary of Significant Accounting Policies

At February 2, 2002 the Company operated a chain of 253 off-price retail stores in 29 states. Each store offers women's, men's and children's apparel, as well as accessories, gifts, linens and shoes.

Change in Fiscal Year End
In November 2001, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to January 31. The five-week transition period of December 31, 2000 through February 3, 2001 (the "Transition Period") precedes the start of the new fiscal year. Audited financial information for the Transition Period is presented in Note 12. Results for 2001, 2000 and 1999 are for the 52 weeks ended February 2, 2002, December 30, 2000 and January 1, 2000, respectively.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

Inventories
Merchandise inventories are valued at the lower of average cost or market, on a first-in first-out basis, using the retail inventory method.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line method using estimated useful lives of 3-10 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the lease.

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduces their carrying value by the excess, if any, of the results of such calculation. Management believes at this time that carrying values and useful lives continue to be appropriate, after adjusting for the impairment charge recorded in 2001, as disclosed in Note 10.

Store Pre-Opening and Closing Costs
New store pre-opening costs are expensed as incurred. In the event a store is closed before its lease has expired, the estimated costs of the lease termination and write-down of property and equipment is recorded upon Management's decision to close the store.

Advertising Expense
Advertising costs are expensed as incurred. Advertising expenses of $47,007,000, $2,256,000, $43,092,000 and $35,522,000 are reflected in Selling, general and administrative expenses in the Statement of Income for 2001, the Transition Period, 2000 and 1999, respectively.

Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 2, 2002
            (Dollars in tables in thousands except per share amounts)


Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding plus common stock equivalents related to stock options for each period. Stock options are not included in the diluted loss per share calculation for the Transition Period because they are anti-dilutive.

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                                    Transition
                                             2001     Period     2000     1999
                                           -------- ---------- -------- --------
Weighted-average number of common shares    41,176     41,476   42,909   44,948
Stock options                                  317       -         500      359
                                           -------- ---------- -------- --------
Weighted-average number of common
  shares plus common stock equivalents      41,493     41,476   43,409   45,307
                                           ======== ========== ======== ========

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform to the 2001 presentation.

New Accounting Pronouncements
In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company will adopt SFAS No. 144 in 2002 and does not expect its provisions to have a significant impact on financial position or results of operations.

2.   Property and Equipment, Net

Property and equipment and the related accumulated depreciation and amortization are as follows:

                                                      Feb. 2,        Feb. 3,
                                                       2002           2001
                                                    -----------    -----------
Furniture, fixtures and equipment                    $133,072       $116,987
Leasehold improvements                                 46,677         40,018
                                                    -----------    -----------
                                                      179,749        157,005
Less:  accumulated depreciation and amortization       91,148         75,450
                                                    -----------    -----------
                                                     $ 88,601       $ 81,555
                                                    ===========    ===========

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 2, 2002
            (Dollars in tables in thousands except per share amounts)

3.   Accrued Liabilities

The major components of accrued liabilities are as follows:

                                                      Feb. 2,        Feb. 3,
                                                       2002           2001
                                                    -----------    -----------
Taxes, other than income taxes                        $16,256        $14,441
Salary, wages, bonuses and benefits                    10,246         11,229
Other                                                  19,499         17,530
                                                    -----------    -----------
                                                      $46,001        $43,200
                                                    ===========    ===========

4.   Notes Payable to Banks

In June 2001, the Company entered into a new revolving credit agreement with a group of banks, which extends through June 2004. The agreement, which was amended in April 2002, provides a $135 million senior revolving credit facility, including a $10 million letter of credit sub-facility. Borrowings are secured by trade and other receivables and inventories. Interest is payable at rates based on spreads over the London Interbank Offering Rate (LIBOR) or the Prime Rate. A quarterly commitment fee ranging from 0.375% to 0.50% per annum is paid on the unused portion of the commitment. The weighted average interest rates on borrowings during 2001, the Transition Period, 2000 and 1999 were 4.9%, 6.4%, 6.7% and 5.7%, respectively.

The agreement requires the Company to maintain certain financial ratios and indebtedness tests. At February 2, 2002, the Company was in compliance with all requirements of the amended agreement.

5.   Stockholders' Equity

During 2001, the Transition Period, 2000 and 1999, the Company repurchased 657,600, 40,800, 2,910,600 and 1,702,300 shares of its common stock in the open market at a total cost of $6,019,000, $454,000, $28,393,000 and $11,293,000, respectively. As of February 2, 2002, there are 2,264,200 shares which can be repurchased pursuant to the Board of Directors' current authorizations.

6.   Stock Option and Purchase Plans

On May 7, 2001, the shareholders approved a new stock option plan (the "Omnibus Plan") with options available under the plan for 4,500,000 shares of the Company's common stock. The Omnibus Plan replaced the Company's Employee Stock and Director Stock Option Plans. The term of the plan is indefinite, except that no incentive stock option award can be granted after the tenth anniversary of the plan.

The Omnibus Plan, consistent with the prior Employee Stock and Director Stock Option Plans, provides that shares of common stock may be granted to certain key employees and outside directors through non-qualified stock options, incentive stock options, stock appreciation rights, performance awards, or any other award made under the terms of the plan. The Board of Directors, or its delegated authority, determines the exercise price and all other terms of all grants. In general, one-third of the options granted in the past have become exercisable on the third, fourth and fifth anniversary dates of grant and expire ten years after the date of grant. No stock appreciation rights or restricted stock awards have been granted under this or the prior plan.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 2, 2002
            (Dollars in tables in thousands except per share amounts)

Activity for these fixed-price option plans is as follows:

                                           Number          Weighted-
                                             of             Average
                                           Shares           Exercise
                                           (000)             Price
                                        -----------       -----------
Outstanding at January 2, 1999               4,626            $10.92
   Granted                                     308              7.50
   Exercised                                   (57)             3.76
   Forfeited                                  (252)            12.51
                                        -----------       -----------
Outstanding at January 1, 2000               4,625             10.69
   Granted                                     614              9.11
   Exercised                                  (260)             4.89
   Forfeited                                  (396)            12.65
                                        -----------       -----------
Outstanding at December 30, 2000             4,583             10.64
   Granted                                    -                  -
   Exercised                                    (8)             5.28
   Forfeited                                   (33)            12.68
                                        -----------       -----------
Outstanding at February 3, 2001              4,542             10.63
   Granted                                   1,146              8.54
   Exercised                                  (549)             3.58
   Forfeited                                  (359)            13.90
                                        -----------       -----------
Outstanding at February 2, 2002              4,780            $10.70
                                        ===========       ===========

Exercisable stock options were 2.004 million,  1.860 million,  1.870 million and
1.317 million at February 2, 2002, February 3, 2001, December 30, 2000 and January 1, 2000, respectively.

The following table summarizes information about fixed-price stock options outstanding at February 2, 2002:


                                    Options Outstanding                          Options Exercisable
                     -------------------------------------------------     -------------------------------
                                         Weighted-
                                          Average          Weighted-                           Weighted-
    Range of             Number          Remaining          Average           Number            Average
    Exercise          Outstanding       Contractual        Exercise         Exercisable        Exercise
     Prices              (000)          Life (Years)         Price             (000)             Price
----------------     -------------     -------------     -------------     -------------     -------------
 $ 2.50 -  5.75            612              5.0             $ 5.29               318           $  5.03
 $ 6.53 -  9.63          1,648              8.1               8.12               269              8.00
 $10.00 - 13.81          1,965              5.4              13.24             1,181             13.39
 $14.25 - 16.59            555              6.3              15.31               236             15.04
                     -------------     -------------     -------------     -------------     -------------
                         4,780              6.4             $10.70             2,004            $11.53
                     =============     =============     =============     =============     =============

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and intends to retain the intrinsic value method of accounting for stock-based compensation which it currently uses. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost of the Company's stock option plans been determined consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:



                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 2, 2002
            (Dollars in tables in thousands except per share amounts)

                                                                           Transition
                                                             2001            Period            2000             1999
                                                         ------------     ------------     ------------     ------------
Net income (loss) - as reported                             $15,354          $(5,614)         $39,357          $11,822
Net income (loss) - pro forma                                13,267           (5,793)          36,466            8,141

Basic earnings (loss) per share - as reported                 $0.37           $(0.14)           $0.92            $0.26
Diluted earnings (loss) per share - as reported                0.37            (0.14)            0.91             0.26

Basic earnings (loss) per share - pro forma                   $0.32           $(0.14)           $0.85            $0.18
Diluted earnings (loss) per share - pro forma                  0.32            (0.14)            0.84             0.18

The effects of applying this Statement for pro forma disclosures are not likely to be representative of the effects on reported net income for future years, because options vest over several years and additional awards are made each year. No options were granted during the Transition Period. In determining the pro forma compensation cost, the weighted-average fair value of options granted during fiscal 2001, 2000 and 1999 was estimated to be $5, $5 and $4, respectively, using the Black-Scholes options pricing model. The following weighted-average assumptions were used for grants made during 2001, 2000 and 1999: dividend yield of 0.0%, expected volatility of 51.7%, 51.1% and 48.7%, respectively, risk-free interest rate of 4.8%, 5.2% and 6.5%, respectively and expected lives of 7.0 years.

The Company has an Employee Stock Purchase Plan (the "Stock Purchase Plan") whereby all employees who complete six months employment with the Company and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan are permitted to use their payroll deductions to acquire shares at 85% of the fair market value of the Company's stock determined at either the beginning or end of each option period. In 2001, the Transition Period, 2000 and 1999, the participants acquired 127,220 shares, 53,856 shares, 198,051 shares and 172,494 shares of the Company's common stock at weighted average per-share prices of $7.84, $8.71, $4.83 and $5.92 per share, respectively.

On May 7, 2001, the shareholders approved an amendment to the Stock Purchase Plan, increasing the number of shares eligible for issuance under the Plan by 1,000,000 and extending the Plan until December 31, 2005.

7.   Leased Facilities and Commitments

The Company leases all of its retail and support facilities. Annual store rent is generally comprised of a fixed minimum amount plus a contingent amount based on a percentage of sales exceeding a stipulated amount. Most leases also require additional payments covering real estate taxes, common area costs and insurance.

Rent expense is as follows:
                                       Transition
                             2001        Period        2000         1999
                          ----------   ----------   ----------   ----------
Minimum rental              $55,278       $4,335      $48,329      $44,423
Contingent rentals              889           52          689          715
                          ----------   ----------   ----------   ----------
                            $56,167       $4,387      $49,018      $45,138
                          ==========   ==========   ==========   ==========

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 2, 2002
            (Dollars in tables in thousands except per share amounts)

At February 2, 2002, for the majority of its retail and corporate facilities, the Company was committed under noncancellable leases with remaining terms of up to 20 years. Future minimum payments under noncancellable leases are:

2002                                    $ 57,006
2003                                      55,187
2004                                      52,175
2005                                      48,215
2006                                      42,990
Thereafter                               159,039
                                       ----------
                                        $414,612
                                       ==========

The Company subleases shoe department and fragrance department space in all of its stores. Sales from leased departments are excluded from sales of the Company. Sublease rental income of $12,610,000, $752,000, $12,710,000 and
$11,388,000 is included in other income, net for 2001, the Transition Period, 2000 and 1999, respectively. Total future minimum rental income under these noncancellable subleases is $7,830,000 at February 2, 2002.

8.   Employee Benefit Plans

The Company has a defined contribution retirement plan covering employees who are at least 21 years of age and have completed at least one year of service. Under the profit sharing portion of the plan, the Company makes discretionary contributions, which vest at a rate of 20 percent per year after two years of service. Under the 401(k) portion of the plan the Company contributes one percent of the employee's compensation and matches 50 percent of the employee's voluntary pre-tax contributions up to a maximum of four percent of the employee's compensation. The Company's base 401(k) contribution vests immediately while the matching portion vests in accordance with the plan's vesting schedule. Total Company contributions under the retirement plan were $1,571,000, $66,000, $1,750,000 and $1,500,000 for 2001, the Transition Period,
2000 and 1999, respectively.

During 1999, the Company implemented an executive split dollar life insurance plan wherein eligible executives are provided with pre-retirement life insurance protection based upon three to five times base salary. Upon retirement, the executive is provided with life insurance protection based upon one and one-half to two and one-half times final base salary. The expense for this plan was $293,000, $248,000 and $25,000 in 2001, 2000 and 1999, respectively. There was no expense recorded during the Transition Period.

Also during 1999, the Company implemented an executive deferral plan providing officers and key executives with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer up to 100% of their base compensation and bonuses earned. The Company will match the executives' contributions 100% up to the first 10% of income deferred. The total of participant deferrals, which is reflected in accrued liabilities, was $814,000 at February 2, 2002 and $402,000 at February 3, 2001. The expense for this plan was $495,000, $25,000, $486,000 and $57,000 in 2001, the Transition
Period, 2000 and 1999, respectively.

In connection with the above two plans, whole life insurance contracts were purchased on the related participants. At February 2, 2002 and February 3, 2001 the cash surrender value of these policies was $2,773,000 and $1,949,000, respectively, and is included in Other assets.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 2, 2002
            (Dollars in tables in thousands except per share amounts)

9.   Income Taxes

The income tax provision (benefit) is as follows:

                                            Transition
                                  2001        Period        2000         1999
                               ----------   ----------   ----------   ----------
Current:
   Federal                       $13,271      $(3,387)     $19,537      $11,022
   State                           1,138         (290)       1,675          945
                               ----------   ----------   ----------   ----------
   Total current                  14,409       (3,677)      21,212       11,967
                               ----------   ----------   ----------   ----------
Deferred:
   Federal                        (4,604)         217        2,680       (4,349)
   State                            (395)          19          230         (373)
                               ----------   ----------   ----------   ----------
   Total deferred                 (4,999)         236        2,910       (4,722)
                               ----------   ----------   ----------   ----------
Income tax provision (benefit)   $ 9,410      $(3,441)     $24,122      $ 7,245
                               ==========   ==========   ==========   ==========

Income tax expense (benefit) differed from the amounts computed by applying the federal statutory rate of 35 percent to income before taxes as follows:


                                                         Transition
                                               2001        Period        2000         1999
                                            ----------   ----------   ----------   ----------
Federal tax at the statutory rate             $ 8,667      $(3,169)     $22,218      $ 6,673
State income taxes, net of federal benefit        743         (272)       1,904          572
                                            ----------   ----------   ----------   ----------
                                              $ 9,410      $(3,441)     $24,122      $ 7,245
                                            ==========   ==========   ==========   ==========
Effective tax rate                               38.0%        38.0%        38.0%        38.0%
                                            ==========   ==========   ==========   ==========

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

                                 Feb. 2,      Feb. 3,
                                  2002         2001
                               ----------   ----------
Deferred tax assets:
   NOL carryforward              $ 5,417       $ -
   Store closing reserve           2,158        1,894
   Inventories                       650        1,782
   Accrued liabilities             2,012        1,325
   Other                           1,384        1,104
                               ----------    ---------
                                  11,621        6,105
                               ----------    ---------
Deferred tax liabilities:
   Depreciation                   12,019       11,853
   Other                           2,036        1,685
                               ----------    ---------
                                  14,055       13,538
                               ----------    ---------
Net deferred tax liability       $(2,434)     $(7,433)
                               ==========    =========

At February 2, 2002, the Company has approximately $14 million in federal and state net operating loss ("NOL") carryforwards, which it expects to fully utilize in 2002. The NOL carryforwards, which expire in 2022, were generated in the five-week tax period ended February 2, 2002. This five-week tax period is the result of the Company's change in fiscal year (see Note 1).

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 2, 2002
            (Dollars in tables in thousands except per share amounts)

On March 14, 2002, the Internal Revenue Service released new rules (Rev. Proc. 2002-19), which allow the Company an accelerated deduction of certain components of the Company's deferred tax asset relating to inventories. As a result, the Company's income tax payable and the corresponding deferred tax asset relating to inventories will be reduced by $3.8 million in the first quarter of fiscal 2002.

Deferred tax assets and liabilities are reflected on the Company's balance sheet as follows:

                                                           Feb. 2,      Feb. 3,
                                                            2002         2001
                                                         ----------   ----------
Current deferred tax assets (included in
   Prepaid expenses and other current assets)              $ 7,127      $ 2,067
Non-current deferred tax liabilities (included in
   Other liabilities)                                       (9,561)      (9,500)
                                                         ----------   ----------

Net deferred tax liabilities                               $(2,434)     $(7,433)
                                                         ==========    =========

The exercise of certain stock options which have been granted under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options, and in accordance with Accounting Principles Board Opinion No. 25, such compensation is not recognized as an expense for financial accounting purposes and the related tax benefits are recorded directly in Paid-in Capital.

10.   Store Closing and Asset Impairment Charges and Credits

During the fourth quarter of 2001, Management approved a plan to close four stores in 2002. As a result, the Company recorded a pre-tax charge of $2.9 million, including $2.2 million for the estimated cost of lease terminations and $0.7 million for the write-down of certain property and equipment. The charge is included in Selling, general and administrative expenses in the Statement of Income. The Company does not expect to incur significant additional exit costs upon the closing of these stores.

During 1999, the Company approved a plan to close ten under-performing stores and recorded a $20.5 million pre-tax charge for store closing and asset impairment costs. The charge included $4.6 million, included in cost of merchandise sold, for inventory write-downs resulting from additional markdowns in four stores that were closed in 1999 and markdowns associated with clearance merchandise. The charge also included $15.9 million for the estimated cost of lease terminations in the amount of $13.4 million and $2.5 million which represented primarily costs to write-down certain leasehold improvements included in property and equipment. During 2000, the Company recorded a net pre-tax credit of $3.4 million related to the 1999 store closing reserve. The credit resulted from adjustments to estimated lease obligations for changes in anticipated closing dates and for favorable lease settlements ($2.5 million), unsatisfactory lease negotiations to close two stores ($1.9 million), offset by a $1.0 million charge for the write-down of furniture, fixtures and equipment related to store closings. The 1999 store closing charge and the related 2000 credit are included in Selling, general and administrative expenses in the Statement of Income.

The store closing reserve at February 2, 2002 includes primarily the lease obligations for four stores that will close in 2002 and the remaining lease obligation for one store closed in December 1999. Payments during 2001 include lease termination and ongoing lease costs. Activity in the store closing reserve is as follows:

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 2, 2002
            (Dollars in tables in thousands except per share amounts)

Balance at February 3, 2001                      $4,984
   Additions for 2002 closings                    2,206
   Payments on 1999 closings                     (1,510)
                                              ----------
Balance at February 2, 2002                      $5,680
                                              ==========

The store closing reserve includes a current portion of $1.0 million and a long-term portion of $4.7 million which are included in Accrued liabilities and Other liabilities, respectively.

11.   Quarterly Results of Operations (Unaudited)

As discussed in Note 1, the Company changed its fiscal year in 2001. The 13 week periods of 2001 reflect this change.


                                                                      13 Weeks Ended
                                              -------------------------------------------------------------
                                                 May 5,          Aug. 4,         Nov. 3,         Feb. 2,
Year Ended February 2, 2002                       2001            2001            2001            2002
                                              -------------------------------------------------------------
Net Sales                                       $317,069        $291,473        $304,367        $407,281
Gross Profit                                      83,077          71,810          64,179          97,557
Net income (loss)                                  9,132           3,048          (5,828)          9,002
Earnings (loss) per share - Basic                  $0.22           $0.07          $(0.14)          $0.22
Earnings (loss) per share - Diluted                $0.22           $0.07          $(0.14)          $0.22



                                                                      13 Weeks Ended
                                              -------------------------------------------------------------
                                                 Apr. 1,         Jul. 1,         Sept. 30,       Dec. 30,
Year Ended December 30, 2000                      2000            2000             2000           2000
                                              -------------------------------------------------------------
Net sales                                       $245,451        $291,188         $267,561        $402,424
Gross profit                                      57,155          82,279           63,077         107,553
Net income                                           999          13,830            2,082          22,446
Earnings per share - Basic                         $0.02           $0.32            $0.05           $0.53
Earnings per share - Diluted                       $0.02           $0.32            $0.05           $0.52

12.   Transition Period Financial Information

Statement of Income for the five-week Transition Period ended February 3, 2001:

Net sales                                       $84,013
Cost of merchandise sold                         70,609
                                              ----------
   Gross profit                                  13,404
Selling, general and administrative expenses     23,106
Other income, net                                   833
                                              ----------
   Loss from operations                          (8,869)
Interest expense                                    186
                                              ----------
Loss before income tax benefit                   (9,055)
Income tax benefit                                3,441
                                              ----------
   Net loss                                     $(5,614)
                                              ==========
Loss per share - Basic and Diluted               $(0.14)
                                              ==========

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 2, 2002
            (Dollars in tables in thousands except per share amounts)

Statement of Cash Flows for the five-week Transition Period ended February 3, 2001:

Cash flows from operating activities:
   Net loss                                                         $(5,614)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                                1,299
         Tax benefit from exercise of stock options                      22
         Deferred income taxes                                          236
         Changes in assets and liabilities:
            Trade and other receivables                               1,309
            Inventories                                              (5,445)
            Prepaid expenses and other current assets                   529
            Other assets                                                 50
            Accounts payable                                        (41,083)
            Accrued liabilities                                      (8,556)
            Income taxes payable                                     (3,705)
            Other liabilities                                            55
                                                                   ----------
   Net cash used in operating activities                            (60,903)
Cash flows used in investing activities:
   Capital expenditures                                                (848)
Cash flows from financing activities:
   Net borrowings under notes payable to banks                       60,236
   Proceeds from exercise of stock options                               40
   Proceeds from employee stock purchase plan                           469
   Purchase of common stock                                            (454)
                                                                   ----------
   Net cash provided by financing activities                         60,291
                                                                   ----------
Net decrease in cash and cash equivalents                            (1,460)
Cash and cash equivalents at December 30, 2000                       12,526
                                                                   ----------
Cash and cash equivalents at February 3, 2001                       $11,066
                                                                   ==========

Interest and taxes paid during the five-week Transition Period ended February 3, 2001 were $1,072,000 and $17,000, respectively.

13.   Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations.

                                INDEX TO EXHIBITS

     *3.1    Articles of Incorporation of the registrant

      3.2    Bylaws of the registrant (amended November 6, 2000)

      4.1 Provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of shareholders of Common Stock of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000)

     *4.2    Form of stock certificate for Common Stock

   ~*10.1    Form of Director's and Officer's Indemnification Agreement

     10.2 Revolving Credit Agreement dated as of June 28, 2001 between Stein Mart, Inc. and SunTrust Bank, as Administrative Agent (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

   10.2.1 First Amendment to Revolving Credit Agreement dated as of November 9, 2001 among Stein Mart, Inc. and SunTrust Bank, as Administrative Agent (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter year ended September 29, 2001)

   ~*10.3    Employee Stock Plan

   ~*10.4    Form of Non-Qualified Stock Option Agreement

   ~*10.5    Form of Incentive Stock Option Agreement

    *10.6    Profit Sharing Plan

   ~*10.7    Executive Health Plan

   ~*10.8    Director Stock Option Plan

   ~^10.9    Executive Split Dollar Plan

  ~^10.10    Executive Deferral Plan

    10.11 2001 Omnibus Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on August 7, 2001)

       23    Consent of PricewaterhouseCoopers LLP (filed herein)

* Previously filed as Exhibit to Form S-1 Registration Statement 33-46322 and incorporated herein by reference.
^ Previously filed  as  Exhibit to the Company's Form 10-K  for  the fiscal year ended January 1, 2000 and incorporated herein by reference.
~ Management Contracts  or Compensatory Plan or  Arrangements  filed pursuant to
  S-K 601 (10) (iii)(A).