Form 10-Q
period 2002-05-04
STEIN MART INC
filed 2002-06-17
CIK 884940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002

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

At June 2, 2002, the latest practicable date, there were 41,646,301 shares outstanding of Common Stock, $.01 par value.

                                STEIN MART, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements:

            Balance Sheets at May 4, 2002, February 2, 2002                   3
                and May 5, 2001

            Statement of Income for the Thirteen Weeks Ended                  4
                May 4, 2002 and May 5, 2001

            Statement of Cash Flows for the Thirteen Weeks Ended              5
                May 4, 2002 and May 5, 2001

            Notes to Financial Statements                                     6

  Item 2.   Management's Discussion and Analysis of Financial                 8
                Condition and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk       10


PART II - OTHER INFORMATION                                                  11

  Item 4.   Submission of Matters to a Vote of Security Holders

  Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                                   12



                                Stein Mart, Inc.
                                  Balance Sheet
                                 (In thousands)

                                                             May 4,         February 2,         May 5,
                                                              2002             2002              2001
                                                          ------------     -------------     ------------
ASSETS                                                     (Unaudited)                        (Unaudited)
Current assets:
   Cash and cash equivalents                                 $ 18,653          $ 10,276         $ 16,004
   Trade and other receivables                                  3,390             5,201            3,469
   Inventories                                                345,532           296,158          341,560
   Prepaid expenses and other current assets                    5,940            11,324            6,196
                                                          ------------     -------------     ------------
      Total current assets                                    373,515           322,959          367,229

Property and equipment, net                                    91,321            88,601           84,697
Other assets                                                    5,761             6,112            5,247
                                                          ------------     -------------     ------------
      Total assets                                           $470,597          $417,672         $457,173
                                                          ============     =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $126,964          $ 93,675         $128,419
   Accrued liabilities                                         48,864            46,001           41,849
   Income taxes payable                                         1,741             4,071              324
                                                          ------------     -------------     ------------
      Total current liabilities                               177,569           143,747          170,592

Notes payable to banks                                         63,700            57,750           79,053
Other liabilities                                              15,074            14,280           12,934
                                                          ------------     -------------     ------------
      Total liabilities                                       256,343           215,777          262,579

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
   Preferred stock - $.01 par value; 1,000,000 shares
     authorized; no shares outstanding
   Common stock - $.01 par value; 100,000,000 shares
     authorized; 41,646,151; 41,495,876 and 41,231,604
     shares issued and outstanding, respectively                  416               415              412
   Retained earnings                                          213,838           201,480          194,182
                                                          ------------     -------------     ------------
      Total stockholders' equity                              214,254           201,895          194,594
                                                          ------------     -------------     ------------
      Total liabilities and stockholders' equity             $470,597          $417,672         $457,173
                                                          ============     =============     ============


   The accompanying notes are an integral part of these financial statements.

                                Stein Mart, Inc.
                               Statement of Income
                                   (Unaudited)
                     (In thousands except per share amounts)



                                                       Thirteen Weeks Ended
                                                   -----------------------------
                                                      May 4,           May 5,
                                                       2002             2001
                                                   ------------     ------------
Net sales                                             $355,979         $317,069
Cost of merchandise sold                               259,448          233,992
                                                   ------------     ------------
   Gross profit                                         96,531           83,077

Selling, general and administrative expenses            81,281           71,373
Other income, net                                        3,700            3,956
                                                   ------------     ------------

   Income from operations                               18,950           15,660

Interest expense                                           614              931
                                                   ------------     ------------

Income before income taxes                              18,336           14,729
Provision for income taxes                               6,968            5,597
                                                   ------------     ------------

   Net income                                         $ 11,368          $ 9,132
                                                   ============     ============


Earnings per share - Basic                               $0.27            $0.22
                                                   ============     ============
Earnings per share - Diluted                             $0.27            $0.22
                                                   ============     ============


Weighted-average shares outstanding - Basic             41,554           41,258
                                                   ============     ============
Weighted-average shares outstanding - Diluted           41,930           41,800
                                                   ============     ============















   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                             Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                        Thirteen Weeks Ended
                                                                    -----------------------------
                                                                       May 4,           May 5,
                                                                        2002             2001
                                                                    ------------     ------------
Cash flows from operating activities:
   Net income                                                           $11,368          $ 9,132
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                     4,536            3,975
        Deferred income taxes                                             7,100              800
        Tax benefit from exercise of stock options                          377               58
        Changes in assets and liabilities:
          Trade and other receivables                                     1,811              (20)
          Inventories                                                   (49,374)         (58,662)
          Prepaid expenses and other current assets                        (863)          (1,210)
          Other assets                                                      351              246
          Accounts payable                                               33,289           47,924
          Accrued liabilities                                             2,863           (1,351)
          Income taxes payable                                           (2,330)          (4,475)
          Other liabilities                                                 (59)             (92)
                                                                    ------------     ------------
   Net cash provided by (used in) operating activities                    9,069           (3,675)

Cash flows used in investing activities:
   Capital expenditures                                                  (7,256)          (7,117)

Cash flows from financing activities:
   Net borrowings under notes payable to banks                            5,950           18,817
   Proceeds from exercise of stock options                                  726              315
   Purchase of common stock                                                (112)          (3,402)
                                                                    ------------     ------------
   Net cash provided by financing activities                              6,564           15,730
                                                                    ------------     ------------
Net increase in cash and cash equivalents                                 8,377            4,938
Cash and cash equivalents at beginning of year                           10,276           11,066
                                                                    ------------     ------------
Cash and cash equivalents at end of period                              $18,653          $16,044
                                                                    ============     ============
Supplemental disclosures of cash flow information:

   Interest paid                                                        $   629          $   792
   Income taxes paid                                                      1,783            8,928



   The accompanying notes are an integral part of these financial statements.

                                Stein Mart, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.  Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended February 2, 2002.

In November 2001, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to January 31. The Company's Form 10-K for the year ended February 2, 2002 included unaudited, condensed quarterly results of operations for fiscal 2001 reflecting the change in year end. This Form 10-Q includes the complete unaudited results for the thirteen weeks ended May 4, 2002 and May 5, 2001.

2.  Earnings Per Share
Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding plus common stock equivalents related to stock options for each period.

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                                   Thirteen Weeks Ended
                                                --------------------------
                                                   May 4,        May 5,
                                                    2002          2001
                                                ------------  ------------
Weighted-average number of common shares            41,554        41,258
Stock options                                          376           542
                                                ------------  ------------
Weighted-average number of common shares
    plus common stock equivalents                   41,930        41,800
                                                ============  ============

3.  Notes payable to banks
The Company has a revolving credit agreement with a group of banks which extends through June 2004. The agreement, which was amended in April 2002, provides a $135 million senior revolving credit facility, including a $10 million letter of credit sub-facility. Borrowings are secured by trade and other receivables and inventories. Interest is payable at rates based on spreads over the London Interbank Offering Rate (LIBOR) or the Prime Rate. A quarterly commitment fee ranging from 0.375% to 0.50% per annum is paid on the unused portion of the commitment. The agreement requires the Company to maintain certain financial ratios and indebtedness tests. At May 4, 2002, the Company was in compliance with all requirements of the amended agreement.

4.  Stock Option and Purchase Plans
During the first quarter of 2002 and 2001, the Company repurchased 10,000 shares and 347,000 shares for $112,000 and $3,402,000, respectively.

                                Stein Mart, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

5.  Store Closing Reserve
The store closing reserve includes the remaining lease obligation for one store closed in December 1999 ($3.4 million) and the estimated cost of lease terminations for four stores closing in the second and fourth quarters of 2002 ($2.2 million). Payments during the first quarter of 2002 include ongoing lease costs for previously closed stores. Activity in the store closing reserve is as follows:

Balance at February 2, 2002             $5,680
Payments                                  (110)
                                    ------------
Balance at May 4, 2002                  $5,570
                                    ============

The store closing reserve includes a current portion of $.9 million and a long-term portion of $4.7 million which are included in Accrued liabilities and Other liabilities, respectively.

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

Any such forward-looking statements contained in this document are subject to risks and uncertainties that could cause the Company's actual results of operations to differ materially from historical results or current expectations. These risks include, without limitation, ongoing competition from other retailers many of whom are larger and have greater financial and marketing resources, the availability of suitable new store sites at acceptable lease terms, ability to successfully implement strategies to exit or improve under-performing stores, changing preferences in apparel, changes in the level of consumer spending due to current events and/or general economic conditions, adequate sources of designer and brand-name merchandise at acceptable prices, and the Company's ability to attract and retain qualified employees to support planned growth.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make clear that any projected results expressed or implied therein will not be realized.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by each line item presented:

                                                         Thirteen Weeks Ended
                                                      --------------------------
                                                         May 4,        May 5,
                                                          2002          2001
                                                      ------------  ------------
       Net sales                                         100.0%        100.0%
       Cost of merchandise sold                           72.9          73.8
                                                      ------------  ------------
          Gross profit                                    27.1          26.2
       Selling, general and administrative expenses       22.8          22.5
       Other income, net                                   1.0           1.2
                                                      ------------  ------------
          Income from operations                           5.3           4.9
       Interest expense                                     .2            .3
                                                      ------------  ------------
       Income before income taxes                          5.1           4.6
       Provision for income taxes                          1.9           1.7
                                                      ------------  ------------
          Net income                                       3.2%          2.9%
                                                      ============  ============

For the thirteen weeks ended May 4, 2002 compared with the thirteen weeks ended May 5, 2001:

Eight stores were opened during the first quarter this year, bringing to 261 the number of stores in operation this year compared to 231 stores in operation at the end of the first quarter of 2001.

Net sales for the quarter ended May 4, 2002 were $356.0 million, a 12.3 percent increase over net sales of $317.1 million for the first quarter of 2001. Comparable store net sales increased 0.9 percent from the first quarter of 2001.

                                Stein Mart, Inc.


Gross profit for the quarter ended May 4, 2002 was $96.5 million or 27.1 percent of net sales compared to $83.1 million or 26.2 percent of net sales for the first quarter of 2001. The 0.9 percent increase in the gross profit percentage resulted primarily from lower markdowns, somewhat offset by slightly higher occupancy costs as a percent of sales.

Selling, general and administrative expenses were $81.3 million or 22.8 percent of net sales for the quarter ended May 4, 2002, as compared to $71.4 million or
22.5 percent of net sales for the same 2001 quarter. The increase of 0.3 percent of net sales is primarily due to decreased leverage of selling expenses.

Other income, primarily from in-store leased shoe departments, was $3.7 million and $4.0 million for the first quarters of 2002 and 2001, respectively. This decrease is primarily due to a decrease in rent income received from the Company's leased shoe departments.

Interest expense was $0.6 million for the first quarter of 2002 and $0.9 million for the first quarter of 2001. The decrease resulted from lower average borrowings and lower interest rates during the first quarter this year compared to last year.

Net income for the first quarter of 2002 was $11.4 million or $0.27 diluted earnings per share compared to net income of $9.1 million or $0.22 diluted earnings per share for the first quarter of 2001.

Liquidity and Capital Resources

Net cash provided by operating activities was $9.1 million for the first quarter of 2002, compared to net cash used of $3.7 million for the comparable period in 2001. Net cash provided by operating activities during the first quarter of 2002 increased from the first quarter of 2001 due to increased net income, less cash required for the procurement of merchandise and related payment of accounts payable and lower income tax payments. During the first quarter of 2002, $1.8 million of income taxes were paid compared to $8.9 million in the first quarter of 2001 due to use of net operating loss carryforwards in 2002.

During the first quarter of 2002 and 2001, cash flows used in investing activities amounted to $7.3 million and $7.1 million, respectively, primarily for acquisition of fixtures, equipment, and leasehold improvements for new and existing stores.

Cash flows from financing activities were $6.6 million and $15.7 million for the first quarter of 2002 and 2001, respectively, which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. During the first quarter of 2002, cash was used to repurchase 10,000 shares of the Company's common stock for $112,000 compared with 347,000 shares repurchased for $3,402,000 in the first quarter of 2001. Borrowings were lower during the first quarter of 2002 due to increased cash provided by operating activities.

The Company has a revolving credit agreement with a group of banks which requires the Company to maintain certain financial ratios and meet required net worth and indebtedness tests. The Company was in compliance with all requirements of the agreement at May 4, 2002. The Company believes that cash flow generated from operating activities, bank borrowings and vendor credit will be sufficient to fund current and long-term capital expenditures and working capital requirements.

                                Stein Mart, Inc.


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

                                Stein Mart, Inc.
                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders:
         The Company held its 2002 annual meeting of stockholders on June 3, 2002. At the meeting all of the Company's directors were elected to serve for one-year terms. The vote for each nominee for director was as follows:

                                                                   Votes
                Name of Director                Votes For        Withheld
               ---------------------------   ---------------  --------------
                Alvin R. Carpenter              40,522,454         233,419
                Linda McFarland Farthing        40,523,654         232,219
                Mitchell W. Legler              39,867,662         888,211
                Michael D. Rose                 40,523,560         232,313
                Jay Stein                       38,847,378       1,908,495
                Martin E. Stein, Jr.            40,272,079         483,794
                J. Wayne Weaver                 40,522,504         233,369
                John H. Williams, Jr.           38,651,129       2,104,744
                James H. Winston                40,523,140         232,733

Item 6.  Exhibits and Reports on Form 8-K:
            (a) Exhibits
                10a. Second Amendment to Revolving Credit Agreement dated as of April 30, 2002 among Stein Mart, Inc. and SunTrust Bank, as Administrative Agent, is filed herewith.
            (b) No reports on  Form 8-K  were filed  during  the  quarter  ended
                      May 4, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Stein Mart, Inc.

Date:    June 17, 2002                           /s/ John H. Williams, Jr.
                                                 -------------------------------
                                                 John H. Williams, Jr.
                                                 Vice Chairman and Chief
                                                  Executive Officer



                                                 /s/ James G. Delfs
                                                 -------------------------------
                                                 James G. Delfs
                                                 Senior Vice President and Chief
                                                  Financial Officer