Form 10-Q
period 2002-08-03
STEIN MART INC
filed 2002-09-16
CIK 884940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

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

At August 31, 2002, the latest practicable date, there were 41,509,381 shares outstanding of Common Stock, $.01 par value.

                                STEIN MART, INC.
                                TABLE OF CONTENTS


                                                                            PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements:

            Balance Sheets at August 3, 2002, February 2, 2002                3
                and August 4, 2001

            Statement of Income for the 13 Weeks and 26 Weeks Ended           4
                August 3, 2002 and August 4, 2001

            Statement of Cash Flows for the 26 Weeks Ended                    5
                August 3, 2002 and August 4, 2001

            Notes to Financial Statements                                     6

  Item 2.   Management's Discussion and Analysis of Financial                 8
                Condition and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk       10


PART II - OTHER INFORMATION                                                  11

  Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                                   12

CERTIFICATIONS                                                               13



                                Stein Mart, Inc.
                                  Balance Sheet
                                 (In thousands)


                                                                  August 3,        February 2,        August 4,
                                                                    2002              2002              2001
                                                                -------------     -------------     -------------
ASSETS                                                           (Unaudited)                         (Unaudited)
Current assets:
   Cash and cash equivalents                                       $ 15,485          $ 10,276          $ 15,882
   Trade and other receivables                                        5,779             5,201             2,799
   Inventories                                                      325,765           296,158           316,135
   Prepaid expenses and other current assets                          6,081            11,324             7,908
                                                                -------------     -------------     -------------
      Total current assets                                          353,110           322,959           342,724

Property and equipment, net                                          89,904            88,601            84,602
Other assets                                                          7,075             6,112             5,070
                                                                -------------     -------------     -------------
      Total assets                                                 $450,089          $417,672          $432,396
                                                                =============     =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $ 71,856          $ 93,675          $ 79,899
   Accrued liabilities                                               49,979            46,001            40,889
   Income taxes payable                                               1,187             4,071             1,900
                                                                -------------     -------------     -------------
      Total current liabilities                                     123,022           143,747           122,688

Notes payable to banks                                               93,100            57,750           100,900
Other liabilities                                                    16,505            14,280            13,029
                                                                -------------     -------------     -------------
      Total liabilities                                             232,627           215,777           236,617

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
   Preferred stock - $.01 par value; 1,000,000 shares
     authorized; no shares outstanding
   Common stock - $.01 par value; 100,000,000 shares
     authorized; 41,709,381; 41,495,876 and 40,955,610
     shares issued and outstanding, respectively                        417               415               410
   Retained earnings                                                217,045           201,480           195,369
                                                                -------------     -------------     -------------
      Total stockholders' equity                                    217,462           201,895           195,779
                                                                -------------     -------------     -------------
      Total liabilities and stockholders' equity                   $450,089          $417,672          $432,396
                                                                =============     =============     =============


   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                               Statement of Income
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                          13 Weeks Ended                      26 Weeks Ended
                                                  -------------------------------     -------------------------------
                                                    August 3,         August 4,         August 3,         August 4,
                                                      2002              2001              2002              2001
                                                  -------------     -------------     -------------     -------------
Net sales                                            $311,427          $291,473          $667,406          $608,542
Cost of merchandise sold                              233,323           219,663           492,771           453,655
                                                  -------------     -------------     -------------     -------------
   Gross profit                                        78,104            71,810           174,635           154,887

Selling, general and administrative expenses           76,318            69,218           157,599           140,591
Other income, net                                       3,359             3,369             7,059             7,325
                                                  -------------     -------------     -------------     -------------

   Income from operations                               5,145             5,961            24,095            21,621

Interest expense                                          669             1,044             1,283             1,975
                                                  -------------     -------------     -------------     -------------

Income before income taxes                              4,476             4,917            22,812            19,646
Provision for income taxes                              1,701             1,869             8,669             7,466
                                                  -------------     -------------     -------------     -------------

   Net income                                        $  2,775          $  3,048          $ 14,143          $ 12,180
                                                  =============     =============     =============     =============


Earnings per share - Basic                              $0.07             $0.07             $0.34             $0.30
                                                  =============     =============     =============     =============
Earnings per share - Diluted                            $0.07             $0.07             $0.34             $0.29
                                                  =============     =============     =============     =============


Weighted-average shares outstanding - Basic            41,669            41,142            41,612            41,200
                                                  =============     =============     =============     =============
Weighted-average shares outstanding - Diluted          42,024            41,612            41,977            41,706
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



                                Stein Mart, Inc.
                             Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                        26 Weeks Ended
                                                                -------------------------------
                                                                  August 3,         August 4,
                                                                    2002              2001
                                                                -------------     -------------
Cash flows from operating activities:
   Net income                                                       $14,143           $12,180
   Adjustments to reconcile net income to net cash used in
      operating activities:
         Depreciation and amortization                                9,190             8,108
         Deferred income taxes                                        1,819               353
         Tax benefit from exercise of stock options                     385                80
         Changes in assets and liabilities:
           Trade and other receivables                                 (578)              650
           Inventories                                              (29,607)          (33,237)
           Prepaid expenses and other current assets                  4,401            (2,285)
           Other assets                                                (963)              423
           Accounts payable                                         (21,819)             (596)
           Accrued liabilities                                        3,978            (2,311)
           Income taxes payable                                      (2,884)           (2,899)
           Other liabilities                                          1,248              (187)
                                                                -------------     -------------
   Net cash used in operating activities                            (20,687)          (19,721)

Cash flows used in investing activities:
   Capital expenditures                                             (10,493)          (11,155)

Cash flows from financing activities:
   Net borrowings under notes payable to banks                       35,350            40,664
   Proceeds from exercise of stock options                              775               391
   Proceeds from employee stock purchase plan                           482               488
   Purchase of common stock                                            (218)           (5,851)
                                                                -------------     -------------
   Net cash provided by financing activities                         36,389            35,692
                                                                -------------     -------------
Net increase in cash and cash equivalents                             5,209             4,816
Cash and cash equivalents at beginning of year                       10,276            11,066
                                                                -------------     -------------
Cash and cash equivalents at end of period                          $15,485           $15,882
                                                                =============     =============
Supplemental disclosures of cash flow information:

   Interest paid                                                    $ 1,231           $ 2,012
   Income taxes paid                                                  2,242             9,572



   The accompanying notes are an integral part of these financial statements.

                                Stein Mart, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


1.  Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 26 week periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended February 2, 2002.

In November 2001, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to January 31. The Company's Form 10-K for the year ended February 2, 2002 included unaudited, condensed quarterly results of operations for fiscal 2001 reflecting the change in year end. This Form 10-Q includes the complete unaudited results for the 26 weeks ended August 3, 2002 and August 4, 2001.

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

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                                          13 Weeks Ended                      26 Weeks Ended
                                                  -------------------------------     -------------------------------
                                                    August 3,         August 4,         August 3,         August 4,
                                                      2002             2001               2002              2001
                                                  -------------     -------------     -------------     -------------
Weighted-average number of common shares               41,669            41,142            41,612            41,200
Stock options                                             355               470               365               506
                                                  -------------     -------------     -------------     -------------
Weighted-average number of common shares
 plus common stock equivalents                         42,024            41,612            41,977            41,706
                                                  =============     =============     =============     =============

3.  Notes Payable to Banks
The Company has a revolving credit agreement with a group of banks which extends through June 2004. The agreement, which was amended in April 2002, provides a $135 million senior revolving credit facility, including a $10 million letter of credit sub-facility. Borrowings are secured by trade and other receivables and inventories. Interest is payable at rates based on spreads over the London Interbank Offering Rate (LIBOR) or the Prime Rate. A quarterly commitment fee ranging from 0.375% to 0.50% per annum is paid on the unused portion of the commitment. The agreement requires the Company to maintain certain financial ratios and indebtedness tests. At August 3, 2002, the Company was in compliance with all requirements of the amended agreement.

4.  Stock Repurchases
During the first half of 2002 and 2001, the Company repurchased 20,000 shares and 637,500 shares for $0.2 million and $5.9 million, respectively. During the period August 4, 2002 through September 6, 2002, the Company repurchased 200,000 shares for $1.3 million.

                                Stein Mart, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


5.  Store Closing Reserve
The store closing reserve includes the remaining lease obligation for one store closed in December 1999 ($3.2 million), the estimated cost of lease terminations for three stores closed during the second quarter of 2002 ($2.0 million) and one store closing during the fourth quarter of 2002 ($0.2 million). Payments during 2002 include ongoing lease costs for previously closed stores. Activity in the store closing reserve is as follows:

Balance at February 2, 2002                            $5,680
Payments                                                 (231)
                                                  -------------
Balance at August 3, 2002                              $5,449
                                                  =============

The store closing reserve includes a current portion of $1.4 million and a long-term portion of $4.0 million which are included in Accrued liabilities and Other liabilities, respectively.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by each line item presented:

                                                          13 Weeks Ended                      26 Weeks Ended
                                                  -------------------------------     -------------------------------
                                                    August 3,         August 4,         August 3,         August 4,
                                                      2002              2001              2002              2001
                                                  -------------     -------------     -------------     -------------
Net sales                                            100.0%            100.0%            100.0%            100.0%
Cost of merchandise sold                              74.9              75.4              73.8              74.5
                                                  -------------     -------------     -------------     -------------
   Gross profit                                       25.1              24.6              26.2              25.5
Selling, general and administrative expenses          24.5              23.7              23.6              23.1
Other income, net                                      1.1               1.1               1.0               1.2
                                                  -------------     -------------     -------------     -------------
   Income from operations                              1.7               2.0               3.6               3.6
Interest expense                                       0.2               0.3               0.2               0.4
                                                  -------------     -------------     -------------     -------------
Income before income taxes                             1.5               1.7               3.4               3.2
Provision for income taxes                             0.6               0.7               1.3               1.2
                                                  -------------     -------------     -------------     -------------
   Net income                                          0.9%              1.0%              2.1%              2.0%
                                                  =============     =============     =============     =============

For the 13 weeks ended August 3, 2002 compared with the 13 weeks ended August 4, 2001:

Three stores were opened and three were closed during the second quarter this year, bringing to 261 the number of stores in operation this year compared to 235 stores in operation at the end of the second quarter of 2001.

Net sales for the 13 weeks ended August 3, 2002 were $311.4 million, a 6.8 percent increase over net sales of $291.5 million for the same period of 2001. Comparable store net sales decreased 2.3 percent from the second quarter of 2001.

                                Stein Mart, Inc.


Gross profit for the quarter ended August 3, 2002 was $78.1 million or 25.1 percent of net sales compared to $71.8 million or 24.6 percent of net sales for the second quarter of 2001. The 0.5 percent increase in the gross profit percentage resulted primarily from lower markdowns, somewhat offset by higher occupancy costs as a percent of sales.

Selling, general and administrative expenses were $76.3 million or 24.5 percent of net sales for the quarter ended August 3, 2002, as compared to $69.2 million or 23.7 percent of net sales for the same 2001 quarter. The increase of 0.8 percent of net sales is primarily due to decreased leverage of selling, general and administrative expenses.

Other income, primarily from in-store leased shoe departments, was $3.4 million for both the second quarter of 2002 and 2001.

Interest expense was $0.7 million for the second quarter of 2002 and $1.0 million for the second quarter of 2001. The decrease resulted from lower average borrowings and lower interest rates during the second quarter this year compared to last year.

Net income for the second quarter of 2002 was $2.8 million or $0.07 diluted earnings per share compared to net income of $3.0 million or $0.07 diluted earnings per share for the second quarter of 2001.

For the 26 weeks ended August 3, 2002 compared with the 26 weeks ended August 4, 2001:

Eleven stores were opened and three were closed during the first half of this year, bringing to 261 the number of stores in operation this year compared to 235 stores in operation at the end of the second quarter of 2001.

Net sales for the 26 weeks ended August 3, 2002 were $667.4 million, a 9.7 percent increase over net sales of $608.5 million for the same period of 2001. Comparable store net sales decreased 0.6 percent from the first half of 2001.

Gross profit for the 26 weeks ended August 3, 2002 was $174.6 million or 26.2 percent of net sales compared to $154.9 million or 25.5 percent of net sales for the first half of 2001. The 0.7 percent increase in the gross profit percentage resulted primarily from lower markdowns, somewhat offset by higher occupancy costs as a percent of sales.

Selling, general and administrative expenses were $157.6 million or 23.6 percent of net sales for the 26 weeks ended August 3, 2002, as compared to $140.6 million or 23.1 percent of net sales for the same 2001 period. The increase of
0.5 percent of net sales is primarily due to decreased leverage of selling, general and administrative expenses.

Other income, primarily from in-store leased shoe departments, was $7.1 million and $7.3 million for the first half of 2002 and 2001, respectively.

Interest expense was $1.3 million for the first half of 2002 and $2.0 million for the first half of 2001. The decrease resulted from lower average borrowings and lower interest rates during the first half of this year compared to last year.

Net income for the first half of 2002 was $14.1 million or $0.34 diluted earnings per share compared to net income of $12.2 million or $0.29 diluted earnings per share for the first half of 2001.

                                Stein Mart, Inc.


Liquidity and Capital Resources

Net cash used in operating activities was $20.7 million for the first half of 2002 and $19.7 million for the comparable period in 2001. Slightly more cash was used in operating activities during the first half of 2002 as a result of more cash required for the payment of merchandise accounts payable, offset by lower income tax payments and increased net income. During the first half of 2002, $2.2 million of income taxes were paid compared to $9.6 million in the first half of 2001 primarily due to use of net operating loss carryforwards in 2002.

During the first half of 2002 and 2001, cash flows used in investing activities amounted to $10.5 million and $11.2 million, respectively, primarily for acquisition of fixtures, equipment, and leasehold improvements for new and existing stores.

Cash flows from financing activities were $36.4 million and $35.7 million for the first half of 2002 and 2001, respectively, which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. During the first half of 2002, cash was used to repurchase 20,000 shares of the Company's common stock for $0.2 million compared with 637,500 shares repurchased for $5.9 million in the first half of 2001.

The Company has a revolving credit agreement with a group of banks which requires the Company to maintain certain financial ratios and meet required net worth and indebtedness tests. The Company was in compliance with all requirements of the agreement at August 3, 2002. The Company believes that cash flow generated from operating activities, bank borrowings and vendor credit will be sufficient to fund current and long-term capital expenditures and working capital requirements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest on the Company's borrowings under its revolving credit agreement is based on variable interest rates and is, therefore, affected by changes in market interest rates. The Company does not use derivative financial instruments to hedge the interest rate exposure and does not engage in financial transactions for trading or speculative purposes.

                                Stein Mart, Inc.
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
             99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
             99.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

         (b) Reports on Form 8-K:
             Statements  under  Oath   pursuant  to  Section  21 (a) (1) of  the
             Securities Exchange Act of 1934 were filed in a Form 8-K on August 6, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Stein Mart, Inc.

Date:    September 16, 2002                      /s/ John H. Williams, Jr.
                                                 -------------------------------
                                                 John H. Williams, Jr.
                                                 Vice Chairman and Chief
                                                  Executive Officer


                                                 /s/ James G. Delfs
                                                 -------------------------------
                                                 James G. Delfs
                                                 Senior Vice President and Chief
                                                  Financial Officer

                                 CERTIFICATIONS


    Certification of Chief Executive Officer Pursuant to Section 302 of the
                               Sarbanes-Oxley Act

I, John H. Williams, Jr., certify that:

1.     I have reviewed this  quarterly report on  Form 10-Q of Stein Mart, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Stein Mart, Inc. as of, and for, the periods presented in this quarterly report.



Date:  September 16, 2002              /s/ John H. Williams, Jr.
                                       -----------------------------------------
                                       John H. Williams, Jr.
                                       Vice Chairman and Chief Executive Officer

    Certification of Chief Financial Officer Pursuant to Section 302 of the
                               Sarbanes-Oxley Act

I, James G. Delfs, certify that:

1.     I have reviewed this  quarterly report on  Form 10-Q of Stein Mart, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Stein Mart, Inc. as of, and for, the periods presented in this quarterly report.



Date:  September 16, 2002              /s/ James G. Delfs
                                       -----------------------------------------
                                       James G. Delfs
                                       Chief Financial Officer