Form 10-Q
period 2002-11-02
STEIN MART INC
filed 2002-12-16
CIK 884940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

At November 30, 2002, the latest practicable date, there were 41,513,385 shares outstanding of Common Stock, $.01 par value.

                                STEIN MART, INC.
                                TABLE OF CONTENTS



                                                                            PAGE

PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements:

            Balance Sheets at November 2, 2002, February 2, 2002              3
                and November 3, 2001

            Statement of Income for the 13 Weeks and 39 Weeks Ended           4
                November 2, 2002 and November 3, 2001

            Statement of Cash Flows for the 39 Weeks Ended                    5
                November 2, 2002 and November 3, 2001

            Notes to Financial Statements                                     6

  Item 2.   Management's Discussion and Analysis of Financial                 8
                Condition and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk       10

  Item 4.   Controls and Procedures                                          10

PART II - OTHER INFORMATION                                                  11

  Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES                                                                   12

CERTIFICATIONS                                                               13



                                Stein Mart, Inc.
                                  Balance Sheet
                                 (In thousands)



                                                                    November 2,       February 2,       November 3,
                                                                       2002              2002              2001
                                                                   -------------     -------------     -------------
ASSETS                                                              (Unaudited)                         (Unaudited)
Current assets:
   Cash and cash equivalent                                           $ 15,525          $ 10,276          $ 15,476
   Trade and other receivables                                           5,563             5,201             3,927
   Inventories                                                         385,441           296,158           388,295
   Prepaid expenses and other current assets                             7,779            11,324            15,459
                                                                   -------------     -------------     -------------
      Total current assets                                             414,308           322,959           423,157

Property and equipment, net                                             90,360            88,601            89,264
Other assets                                                             8,021             6,112             6,176
                                                                   -------------     -------------     -------------
      Total assets                                                    $512,689          $417,672          $518,597
                                                                   =============     =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $141,326          $ 93,675          $149,852
   Accrued liabilities                                                  56,935            46,001            44,701
   Income taxes payable                                                   -                4,071              -
                                                                   -------------     -------------     -------------
      Total current liabilities                                        198,261           143,747           194,553


Notes payable to banks                                                  84,700            57,750           120,000
Other liabilities                                                       17,378            14,280            12,921
                                                                   -------------     -------------     -------------
      Total liabilities                                                300,339           215,777           327,474

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
   Preferred stock - $.01 par value; 1,000,000 shares
     authorized; no shares outstanding
   Common stock - $.01 par value; 100,000,000 shares
     authorized; 41,528,067; 41,495,876 and 41,202,136
     shares issued and outstanding, respectively                           415               415               412
   Retained earnings                                                   211,935           201,480           190,711
                                                                     -----------     -------------     -------------
      Total stockholders' equity                                       212,350           201,895           191,123
                                                                     -----------     -------------     -------------
      Total liabilities and stockholders' equity                      $512,689          $417,672          $518,597
                                                                     ===========     =============     =============

   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                               Statement of Income
                                   (Unaudited)
                     (In thousands except per share amounts)



                                                                         13 Weeks Ended                      39 Weeks Ended
                                                                 -------------------------------     -------------------------------
                                                                  November 2,       November 3,       November 2,       November 3,
                                                                     2002              2001              2002              2001
                                                                 -------------     -------------     -------------     -------------
Net sales                                                           $332,847          $304,367        $1,000,253          $912,909
Cost of merchandise sold                                             259,162           240,188           751,933           693,843
                                                                 -------------     -------------     -------------     -------------
   Gross profit                                                       73,685            64,179           248,320           219,066

Selling, general and administrative expenses                          82,331            75,456           239,930           216,047
Other income, net                                                      3,244             3,116            10,303            10,441
                                                                 -------------     -------------     -------------     -------------

   Income (loss) from operations                                      (5,402)           (8,161)           18,693            13,460

Interest expense                                                         797             1,240             2,080             3,215
                                                                 -------------     -------------     -------------     -------------

Income (loss) before income taxes                                     (6,199)           (9,401)           16,613            10,245
Income tax benefit (provision)                                         2,356             3,573            (6,313)           (3,893)
                                                                 -------------     -------------     -------------     -------------

   Net income (loss)                                                $ (3,843)         $ (5,828)       $   10,300          $  6,352
                                                                 =============     =============     =============     =============


Earnings (loss) per share - Basic                                     $(0.09)           $(0.14)            $0.25             $0.15
                                                                 =============     =============     =============     =============
Earnings (loss) per share - Diluted                                   $(0.09)           $(0.14)            $0.25             $0.15
                                                                 =============     =============     =============     =============


Weighted-average shares outstanding - Basic                           41,528            41,019            41,584            41,140
                                                                 =============     =============     =============     =============
Weighted-average shares outstanding - Diluted                         41,528            41,019            41,828            41,477
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



                                Stein Mart, Inc.
                             Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)



                                                                           39 Weeks Ended
                                                                   -------------------------------
                                                                    November 2,       November 3,
                                                                       2002              2001
                                                                   -------------     -------------
Cash flows from operating activities:
   Net income                                                          $10,300           $ 6,352
   Adjustments to reconcile net income to net cash used in
      operating activities:
         Depreciation and amortization                                  13,940            12,353
         Deferred income taxes                                           2,836               520
         Tax benefit from exercise of stock options                        385               570
         Changes in assets and liabilities:
           Trade and other receivables                                    (362)             (478)
           Inventories                                                 (89,283)         (105,397)
           Prepaid expenses and other current assets                     2,855           (10,047)
           Other assets                                                 (1,909)             (683)
           Accounts payable                                             47,651            69,357
           Accrued liabilities                                          10,934             1,501
           Income taxes payable                                         (4,071)           (4,799)
           Other liabilities                                               952              (251)
                                                                   -------------     -------------
   Net cash used in operating activities                                (5,772)          (31,002)

Cash flows used in investing activities:
   Capital expenditures                                                (15,699)          (20,062)

Cash flows from financing activities:
   Net borrowings under notes payable to banks                          26,950            59,764
   Proceeds from exercise of stock options                                 789             1,133
   Proceeds from employee stock purchase plan                              482               488
   Purchase of common stock                                             (1,501)           (5,911)
                                                                   -------------     -------------
   Net cash provided by financing activities                            26,720            55,474
                                                                   -------------     -------------
Net increase in cash and cash equivalents                                5,249             4,410
Cash and cash equivalents at beginning of year                          10,276            11,066
                                                                   -------------     -------------
Cash and cash equivalents at end of period                             $15,525           $15,476
                                                                   =============     =============
Supplemental disclosures of cash flow information:

   Interest paid                                                       $ 2,043           $ 3,292
   Income taxes paid                                                     2,316             4,608

   The accompanying notes are an integral part of these financial statements.

                                Stein Mart, Inc.
                          Notes to Financial Statements
                                   (Unaudited)



1.  Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 39 week periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended February 2, 2002.

In November 2001, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to January 31. The Company's Form 10-K for the year ended February 2, 2002 included unaudited, condensed quarterly results of operations for fiscal 2001 reflecting the change in year end. This Form 10-Q includes the complete unaudited results for the 39 weeks ended November 2, 2002 and November 3, 2001.

2.  Earnings (Loss) Per Share
Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding plus common stock equivalents related to stock options for each period. Common stock equivalents are not included in the diluted loss per share calculation for the 13 week periods because they are anti-dilutive.

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):



                                                         13 Weeks Ended                      39 Weeks Ended
                                                 -------------------------------     -------------------------------
                                                    Nov. 2,           Nov. 3,           Nov. 2,           Nov. 3,
                                                     2002              2001              2002              2001
                                                 -------------     -------------     -------------     -------------
Weighted-average number of common shares              41,528            41,019            41,584            41,140
Stock options                                           -                 -                  244               337
                                                 -------------     -------------     -------------     -------------
Weighted-average number of common shares
    plus common stock equivalents                     41,528            41,019            41,828            41,477
                                                 =============     =============     =============     =============

3.  Notes Payable to Banks
The Company has a revolving credit agreement with a group of banks which extends through June 2004. The agreement, which was amended in April 2002, provides a $135 million senior revolving credit facility, including a $10 million letter of credit sub-facility. Borrowings are secured by trade and other receivables and inventories. Interest is payable at rates based on spreads over the London Interbank Offering Rate (LIBOR) or the Prime Rate. A quarterly commitment fee ranging from 0.375% to 0.50% per annum is paid on the unused portion of the commitment. The agreement requires the Company to maintain certain financial ratios and indebtedness tests. At November 2, 2002, the Company was in compliance with all requirements of the amended agreement.

4.  Stock Repurchases
During the first 39 weeks of 2002 and 2001, the Company repurchased 220,000 shares and 645,000 shares for $1.5 million and $5.9 million, respectively.

                                Stein Mart, Inc.
                          Notes to Financial Statements
                                   (Unaudited)



5.  Store Closing Reserve
The store closing reserve includes the remaining lease obligation for one store closed in December 1999 ($3.2 million), the estimated cost of lease terminations for three stores closed during the second quarter of 2002 ($1.8 million) and one store closing during the fourth quarter of 2002 ($0.2 million). Payments during 2002 include ongoing lease costs for previously closed stores. Activity in the store closing reserve is as follows:

Balance at February 2, 2002                           $5,680
Payments                                                (478)
                                                 -------------
Balance at November 2, 2002                           $5,202
                                                 =============

The store closing reserve includes a current portion of $1.4 million and a long-term portion of $3.8 million which are included in Accrued liabilities and Other liabilities, respectively.

6.  New Accounting Pronouncements
Statement of Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate the adoption of this statement will have a material effect on the Company's financial position or results of operations.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by each line item presented:



                                                         13 Weeks Ended                      39 Weeks Ended
                                                 -------------------------------     -------------------------------
                                                    Nov. 2,           Nov. 3,           Nov. 2,           Nov. 3,
                                                     2002              2001              2002              2001
                                                 -------------     -------------     -------------     -------------
Net sales                                           100.0%            100.0%            100.0%            100.0%
Cost of merchandise sold                             77.9              78.9              75.2              76.0
                                                 -------------     -------------     -------------     -------------
   Gross profit                                      22.1              21.1              24.8              24.0
Selling, general and
   administrative expenses                           24.7              24.8              24.0              23.7
Other income, net                                     1.0               1.0               1.1               1.2
                                                 -------------     -------------     -------------     -------------
   Income (loss) from operations                     (1.6)             (2.7)              1.9               1.5
Interest expense                                      0.3               0.4               0.2               0.4
                                                 -------------     -------------     -------------     -------------
Income (loss) before income taxes                    (1.9)             (3.1)              1.7               1.1
Income tax benefit (provision)                        0.7               1.2              (0.7)             (0.4)
                                                 -------------     -------------     -------------     -------------
   Net income (loss)                                 (1.2)%            (1.9)%             1.0%              0.7%
                                                 =============     =============     =============     =============

For the 13 weeks ended November 2, 2002 compared with the 13 weeks ended November 3, 2001:

Five stores were opened during the third quarter this year, bringing to 266 the number of stores in operation this year compared to 247 stores in operation at the end of the third quarter of 2001. One store will close during the fourth quarter, bringing the year-end total to 265 stores.

                                Stein Mart, Inc.



Net sales for the 13 weeks ended November 2, 2002 were $332.8 million, a 9.4 percent increase over net sales of $304.4 million for the same period of 2001. Comparable store net sales increased 2.2 percent from the third quarter of 2001.

Gross profit for the 13 weeks ended November 2, 2002 was $73.7 million or 22.1 percent of net sales compared to $64.2 million or 21.1 percent of net sales for the third quarter of 2001. The 1.0 percent increase in the gross profit percentage resulted primarily from lower markdowns as a percent of sales compared to the same period of 2001.

Selling, general and administrative expenses were $82.3 million or 24.7 percent of net sales for the 13 weeks ended November 2, 2002, as compared to $75.5 million or 24.8 percent of net sales for the same 2001 quarter. The slight decrease in selling, general and administrative expenses as a percent of sales is due to lower pre-opening costs associated with opening fewer stores in the third quarter this year compared to last year.

Other income, primarily from in-store leased shoe departments, was $3.2 million and $3.1 million for the third quarters of 2002 and 2001, respectively.

Interest expense was $0.8 million for the third quarter of 2002 and $1.2 million for the third quarter of 2001. The decrease in interest expense resulted from lower average borrowings and lower interest rates during the third quarter this year compared to last year.

Net loss for the third quarter of 2002 was $3.8 million or $(0.09) diluted loss per share compared to a net loss of $5.8 million or $(0.14) diluted loss per share for the third quarter of 2001.

For the 39 weeks ended November 2, 2002 compared with the 39 weeks ended November 3, 2001:

Sixteen stores were opened and three were closed during the first 39 weeks of 2002, bringing to 266 the number of stores in operation this year compared to 247 stores in operation at the end of the third quarter. One store will be closed during the fourth quarter, bringing the year-end total to 265 stores.

Net sales for the 39 weeks ended November 2, 2002 were $1.0 billion, a 9.6 percent increase over net sales of $912.9 million for the same period of 2001. Comparable store net sales increased 0.3 percent over the same 39 weeks of 2001.

Gross profit for the 39 weeks ended November 2, 2002 was $248.3 million or 24.8 percent of net sales compared to $219.1 million or 24.0 percent of net sales for the same 2001 period. The 0.8 percent increase in the gross profit percent resulted primarily from lower markdowns, somewhat offset by higher occupancy costs as a percent of sales.

Selling, general and administrative expenses were $239.9 million or 24.0 percent of net sales for the 39 weeks ended November 2, 2002 and $216.0 million or 23.7 percent for the same period of 2001. The increase of 0.3 percent of net sales is primarily due to lower than planned comparable store sales.

Other income, primarily from in-store leased shoe departments, was $10.3 million for the 39 weeks ended November 2, 2002 compared to $10.4 million for the same 2001 period.

Interest expense was $2.1 million and $3.2 million for the first 39 weeks of 2002 and 2001, respectively. The decrease in interest expense resulted from lower average borrowings and lower interest rates during the first 39 weeks of 2002 compared to the same period of 2001.

Net income for the 39 weeks ended November 2, 2002 was $10.3 million or $0.25 diluted earnings per share compared to net income of $6.4 million or $0.15 diluted earnings per share for the same period of 2001.

                                Stein Mart, Inc.



Liquidity and Capital Resources

Net cash used in operating activities was $5.8 million for the 39 weeks ended November 2, 2002 and $31.0 million for the comparable period in 2001. The primary differences in cash used in operating activities between the first 39 weeks of 2002 and 2001 were due to changes in net income and working capital.

During the first 39 weeks of 2002 and 2001, cash flows used in investing activities amounted to $15.7 million and $20.1 million, respectively, primarily for acquisition of fixtures, equipment, and leasehold improvements for new and existing stores. Total capital expenditures for 2002 are anticipated to be approximately $18 million.

Cash flows from financing activities were $26.7 million and $55.5 million for the 39 weeks ended November 2, 2002 and November 3, 2001, respectively, which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. During the 39 weeks ended November 2, 2002, cash was used to repurchase 220,000 shares of the Company's common stock for $1.5 million compared with 645,000 shares repurchased for $5.9 million in same 2001 period.

The Company has a revolving credit agreement with a group of banks which requires the Company to maintain certain financial ratios and meet required net worth and indebtedness tests. The Company was in compliance with all requirements of the agreement at November 2, 2002. The Company believes that cash flow generated from operating activities, bank borrowings and vendor credit will be sufficient to fund current and long-term capital expenditures and working capital requirements.

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

Item 4.  Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, within 90 days prior to the filing date of this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company is made known to them by Company employees, particularly during the period in which this Quarterly Report was being prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

                                Stein Mart, Inc.
                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
             99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
             99.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

         (b) Reports on Form 8-K:
             None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Stein Mart, Inc.

Date:   December 16, 2002                        /s/ John H. Williams, Jr.
                                                 -------------------------------
                                                 John H. Williams, Jr.
                                                 Vice Chairman and Chief
                                                  Executive Officer


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Stein Mart, Inc. as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   December 16, 2002              /s/ John H. Williams, Jr.
                                       -----------------------------------------
                                       John H. Williams, Jr.
                                       Vice Chairman and Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Stein Mart, Inc. as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   December 16, 2002              /s/ James G. Delfs
                                       -----------------------------------------
                                       James G. Delfs
                                       Chief Financial Officer