Form 10-K
period 2003-02-01
STEIN MART INC
filed 2003-05-01
CIK 884940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended February 1, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Aggregate market value of voting stock held by non-affiliates of the registrant, Common Stock, based on the $5.15 closing sale price on April 1, 2003 was $130,663,611. For purposes of this response, executive officers and directors are deemed to be the affiliates of the registrant and the holdings by non-affiliates was computed as 25,371,575 shares. At April 1, 2003, the Registrant had issued and outstanding an aggregate of 41,568,678 shares of its common stock.

                      Documents Incorporated By Reference:
Portions of the Registrant's Proxy Statement for its 2003 Annual Meeting are incorporated in Part III.

                                STEIN MART, INC.
                                TABLE OF CONTENTS


                                                                           FORM
                                                                           10-K
                                                                          REPORT
ITEM NO.                                                                   PAGE
--------                                                                   ----
                                     PART I

 1.    Business                                                              3
 2.    Properties                                                            9
 3.    Legal Proceedings                                                    10
 4.    Submission of Matters to a Vote of Security Holders                  10

                                     PART II

 5.    Market for Registrant's Common Equity and Related Stockholder        11
       Matters
 6.    Selected Financial Data                                              12
 7.    Management's Discussion and Analysis of Financial Condition          13
       and Results of Operations
 7A.   Quantitative and Qualitative Disclosures about Market Risk           18
 8.    Financial Statements and Supplementary Data                          18
 9.    Changes In and Disagreements With Accountants on Accounting          18
       and Financial Disclosure

                                    PART III

10.    Directors and Executive Officers of the Registrant                   18
11.    Executive Compensation                                               18
12.    Security Ownership of Certain Beneficial Owners and Management       18
13.    Certain Relationships and Related Transactions                       18

                                     PART IV

14.    Disclosure Controls and Procedures                                   18
15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K      19

SIGNATURES                                                                  20
CERTIFICATIONS                                                              21

TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES
Report of Independent Certified Public Accountants                         F-1
Balance Sheets                                                             F-2
Statements of Income                                                       F-3
Statements of Stockholders' Equity                                         F-4
Statements of Cash Flows                                                   F-5
Notes to Financial Statements                                              F-6

SCHEDULES                                                                 NONE

INDEX TO EXHIBITS                                                          E-1

                                     PART I

ITEM 1.   BUSINESS

At February 1, 2003, Stein Mart, Inc. (together with its wholly owned subsidiary, the "Company" or "Stein Mart") operated a 265-store retail chain offering fashionable, current-season, primarily branded merchandise comparable in quality and presentation to that of better department and specialty stores at prices typically 25% to 60% below those regularly charged by such stores. The Company's focused assortment of merchandise features moderate to designer brand-name apparel for women, men and children, as well as accessories, gifts, linens, shoes and fragrances. Stein Mart operated a single store in Greenville, Mississippi from the early 1900's until 1977, when it began its expansion program. The Company has more than doubled the number of Stein Mart stores over the past six years to 265 in 29 states at February 1, 2003. The Company's stores, which average approximately 37,000 gross square feet, are located primarily in neighborhood shopping centers in metropolitan areas.

Change in Fiscal Year End

In November 2001, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to January 31. The five-week transition period of December 31, 2000 through February 3, 2001 (the "Transition Period") preceded the start of the 2001 fiscal year. Results for 2002, 2001 and 2000 are for the 52 weeks ended February 1, 2003, February 2, 2002 and December 30, 2000, respectively.

Business Strategy

The Company's business strategy is to (i) maintain the quality of merchandise, store appearance, merchandise presentation and customer service levels typical of better department and specialty stores and (ii) offer value pricing to its customers through its vendor relationships, tight control over corporate and store expenses and efficient management of inventory. The principal elements of the Company's business strategy are as follows:

    Timely, Consistent, Upscale Merchandise.
    The Company purchases upscale, branded merchandise primarily through preplanned buying programs similar to those used by department stores. These preplanned buying programs enable the Company to offer fashionable, current-season assortments on a consistent basis.

    Appealing Store Location, Appearance and Merchandise Presentation.
    The Company locates its stores in close proximity to the better residential neighborhoods of a given community. Stein Mart stores are usually found in strip centers with other retailers who cater to upscale customers with above average household income and education. Within the store, attractive displays and signage create an upscale ambiance. Merchandise is displayed in lifestyle groupings to encourage multiple purchases.

    Emphasis on Customer Service.
    Customer service is fundamental to Stein Mart's objective of building customer loyalty. Management believes that the Company offers customer service superior to off-price retailers and comparable to better department stores.

    Value Pricing through Vendor Relationships.
    Stein Mart has longstanding relationships with many key vendors. Management believes that the Company's purchase terms enable it to negotiate more favorable prices from vendors than are typical in the department store industry. Stein Mart passes these savings on to its customers through prices that are typically 25% to 60% below those regularly charged by better department stores.

    Efficient Inventory Handling.
    Stein Mart does not rely on a large distribution center or warehousing facility. Rather, it primarily utilizes drop shipments from its vendors directly to its stores. Most merchandise is received pre-ticketed and on hangers ("floor ready"). This system enables the Company to receive merchandise at each store on a timely basis and to save the time and expense of handling merchandise twice, which is typical of a traditional distribution center structure.

Productivity Initiatives

In 2002, Stein Mart began a series of productivity initiatives designed to increase the dollars generated in each square foot of the stores, with a goal of leveraging its expenses more efficiently and moving more profit dollars to the bottom line. These initiatives include:

    All stores were reformatted to allocate greater space and more inventory dollars to areas where the core customer shops most intensely, e.g. ladies apparel and Boutique, ladies' accessories and gifts. Square footage in the men's and children's areas was reduced and merchandise in those areas was more highly concentrated to key categories. In 2003, space re-allocation will continue in Ladies' Accessories, Children's and Gifts, where Home Decor will be added in all stores.

    A smaller store was tested with the opening of the first collections of Stein Mart in Rolling Hills, California in October 2002. This sub-15,000 square foot format is designed to allow the Company to enter resort and premium markets where a full-sized Stein Mart may not be feasible. Two more collections of Stein Mart stores will open in 2003 as the Company seeks to further validate this prototype format.

Store Expansion and Closing Strategies

The Company revised its approach to selecting locations for new stores effective with stores opening in 2002. Prior to that time, the Company's principal consideration was population demographics, including data relating to income, education levels, age and occupation. The availability of prime real estate locations, existing and potential competitors, and the number of Stein Mart stores that a market can support was also considered. The Company has since expanded its analysis to consider psychographics (such as fashion consciousness in the marketplace) as well as local area market research. The Company has also retained a third-party consulting firm to analyze each potential market.
Finally, a committee of senior officers considers the collected data and analysis, and approves any potential new store location. Using this new approach, the Company plans to open 14 new stores in 2003. While it is too early to provide assurances, the Company's initial results suggest that this new approach will significantly improve the Company's ability to successfully predict performance of new store locations.

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

The Company regularly reviews under-performing stores and implements strategies designed to improve their performance. In Spring 2003, following more than two years of retail economic weakness, it was determined that a group of these under-performing stores would be unlikely to achieve profitability despite the Company's concerted efforts to stimulate sales. In order to improve the quality of the Company's portfolio of stores, management decided in April to close 13 stores in addition to the three already planned for closure in 2003 (see Notes 10 and 14 to the Financial Statements). All of these store locations were selected using prior store expansion techniques. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the estimated pretax charges that will be recorded in 2003 are approximately $19 million to recognize the present value of store closing costs. In addition, approximately $10 million in markdowns will be required to liquidate inventory in those stores.

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

Management believes that Stein Mart differentiates itself from typical off-price retailers by offering: (i) primarily current-season merchandise carried by better department and specialty stores at moderate to better price levels, (ii) a stronger merchandising "statement," consistently offering more depth of color and size in individual stock-keeping units, and (iii) a merchandise presentation more comparable to other upscale retailers. Within each major merchandise category, the Company seeks to offer a focused assortment of the best-selling fashion merchandise. Stein Mart's merchandise selection is driven primarily by its own merchandising plans which are based on management's assessment of fashion trends, color, and market conditions. This strategy distinguishes Stein Mart from traditional off-price retailers who achieve cost savings by responding to unplanned buying opportunities. The Company's merchandise is typically priced at levels 25% to 60% below prices regularly charged by better department and specialty stores, therefore offering distinct value to the Stein Mart customer.

The  following   reflects  the  percentage  of  the  Company's  sales  by  major
merchandise   category   (including   sales  from  leased  shoe  and   fragrance
departments) for the periods indicated:

                                              For The 52 Weeks Ended
                                  ----------------------------------------------
                                   February 1,     February 2,     December 30,
                                      2003            2002             2000
                                  -------------   -------------   --------------

    Ladies' and Boutique apparel       38%             40%              38%

    Ladies' accessories                12              10               11

    Men's                              17              17               18

    Gifts and linens                   20              19               19

    Leased departments                  6               7                7

    Children's                          5               5                5

    Other                               2               2                2
                                     ------          ------           ------
                                      100%            100%             100%
                                     ======          ======           ======

Ladies' apparel, the Company's largest contributor of revenues, comprises dresses, sportswear, petites, and women's sizes at moderate to upper-moderate prices. Stein Mart's Boutique is a key element of the Company's merchandising strategy to attract the more fashion-conscious customers. The Boutique, a store-within-a-store department, carries better to designer ladies' apparel and offers the presentation and service levels of a specialty boutique. Each Stein Mart store has its own Boutique, staffed generally by women employed on a part-time basis who are civically and socially prominent in the community. The Boutique highlights the Company's strategy of offering upscale merchandise, presentation and service levels at value prices.

The Company's typical store layout emphasizes ladies' accessories as the fashion focus at the front of each store. The key merchandise in this department is fashion-oriented, brand-name, designer and private label jewelry, as well as handbags, scarves, hosiery, eyewear, bath products and fragrances.

The Men's area includes sportswear, sportcoats, slacks and dress furnishings. Even with the reduction in space in 2002, this business maintained its same percentage of total sales due to merchants putting sharper, more focused fashion in this area and increasing the amount of replenishable programs.

Stein Mart's gifts and linens departments consist primarily of a broad assortment of fashion-oriented gifts (rather than basic items) for the home and a wide range of table, bath and bed linens. The presentation in this signature department emphasizes fashion, lifestyle and seasonal themes. Both gifts and linens continued to perform well in 2002 as indicated by a slight increase in its percentage of total sales. Luxury linens and decorative gifts were the leaders in this area. The strength of this category has been the consistent presentation with a higher percentage mix of better goods and a coordination of trends between gifts and linens.

Stein Mart's children's department offers a range of apparel for infants and children and features an infants' gift boutique. In 2003, Stein Mart will further edit the children's department to concentrate on apparel for infants and pre-school age children only.

The Company's shoe department is a leased department operated in individual stores by one of two shoe retailers. The merchandise in this department is presented in a manner consistent with the Company's overall presentation in other departments, stressing fashionable, current-season footwear at value prices. This department offers a variety of men's and women's casual and dress shoes, which complement the range of apparel available in other departments. Shoe department leases provide for the Company to be paid base rent and/or a percentage of sales. In 2002, a new shoe lessee, whose offerings more closely mirror the Stein Mart apparel assortment, was chosen for approximately 60% of Stein Mart stores.

Historically, the Company has leased its fragrance department to a third-party operator. The operating agreement required the third-party operator to pay the Company the greater of an annual base amount or a percentage of sales. As of March 2003, the Company owns and operates the fragrance department.

Store Appearance

Stein Mart's stores are designed to reflect an upscale ambiance and appearance through attractive layout, displays and in-store signage. The typical store is approximately 37,000 gross square feet with convenient check-out and customer service areas and attractive, individual dressing rooms. The Company seeks to create excitement in its stores through the continual flow of brand-name merchandise, sales promotions, store layout, merchandise presentation, and the quality, value and depth of its merchandise assortment.

The Company displays merchandise in lifestyle groupings of apparel and accessories. Management believes that the lifestyle grouping concept strengthens the fashion image of its merchandise and enables the customer to locate desired merchandise in a manner that encourages multiple purchases.

Customer Service

Customer service is fundamental to Stein Mart's objective of building customer loyalty. The Company's stores offer most of the same services typically found in better department and specialty stores such as a liberal merchandise return policy. Each store is staffed to provide a number of sales associates to properly attend to customer needs.

The Company's training programs for sales associates and cashiers emphasize attentiveness and courtesy. The Company reinforces its training programs by employing independent shopping services to monitor associates' success in implementing the principles taught in training. Associates who are highly rated by the shopping service receive both formal recognition and cash awards. Management believes this program emphasizes the importance of customer service necessary to create customer loyalty. In 2003, the Company is introducing a new customer service initiative to its employees, which is designed to improve sales and reduce employee turnover.

Vendor Relationships and Buying

Stein Mart buys from approximately 1,800 vendors. Many of these are considered key vendors, with whom the Company enjoys longstanding working relationships that create a continuity of preplanned buying opportunities for upscale, current-season merchandise. Purchases are from vendors who manufacture merchandise in the United States and overseas to ensure the best value for its customers. Stein Mart is always looking for new products and vendors to keep the merchandise assortment fresh. The Company does not have long-term or exclusive contracts with any particular vendor. In 2002, approximately 8% of Stein Mart's purchases were from a single vendor and less than 2% of total purchases were from any other single vendor.

The Company's buying staff is headed by the Vice Chairman, Chief Merchandising Officer, who is supported by four Vice Presidents-General Merchandising Managers, nine Divisional Merchandising Managers, a Vice President-Planning, four Divisional Planning Managers, 36 buyers and 34 planners. In addition to base salary, the merchandising staff receives incentive compensation for achieving certain sales, margin and turnover goals within their areas of responsibility.

The Company employs several purchasing strategies to provide its customers with a consistent selection of quality, fashionable merchandise at value prices: (i) Stein Mart commits to its purchases from vendors well in advance of the selling season, in the same manner as department stores, unlike typical off-price retailers who rely heavily on buys of close-out merchandise or overruns; (ii) the Company purchases some in-season off-price and end-of-season close-out merchandise to supplement core merchandise assortments; (iii) the Company's information systems enable it to acquire merchandise and track sales information on a store-by-store basis, allowing its buying staff to respond quickly to customer buying trends; (iv) key predictable items are replenished bi-weekly or monthly; and (v) an in-house merchandise development department works with buyers and brand-name vendors to ensure that the merchandise assortments offered are unique, fashionable, color-forward and of high quality.

The correct distribution of merchandise goes hand in hand with choosing the right items. The planning organization has greatly improved the selectivity of merchandise by store, allowing for more targeted seasonal, lifestyle and volume characteristics in each location. As the Company continues to analyze sales, profitability and marketing information, the planners continue to refine the assortments. In 2002, the Company instituted a sophisticated basic stock replenishment program that is improving the Company's ability to be in-stock every day in every store, at a level that minimizes the inventory investment.

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

A computerized merchandise replenishment system addresses the unique requirements of store-level replenishment, allowing management to get the right items to the stores at the right time. This system responds to market demands quickly, efficiently and accurately, allowing merchandisers to focus on other profit oriented tasks.

Store Operations

The store organization is supervised by three Vice Presidents-Regional Directors of Stores who report to the Senior Vice President-Director of Stores. District Directors of Stores and two Vice President-Regional Directors of Stores
report to the three supervising Regional Directors. Each of these field supervisors is responsible for overseeing 9 to 13 stores. Each Vice President's and District Director's compensation includes an incentive component based on overall performance. Each Stein Mart store is managed by a general manager who reports directly to a Vice President or a District Director. Store general managers are responsible for individual store operations, including hiring, motivating and supervising sales associates; receiving and effectively presenting merchandise; and implementing price change determinations made by the Company's buying staff. Store general managers receive incentive compensation based upon operating results in several key areas, including increases in store sales. In addition to the store general manager and two assistant store managers, each Stein Mart store employs an average of 55 persons as area managers, sales associates, cashiers and in other positions.

Stein Mart stores are generally open 11 hours per day, 6 days a week, and on Sunday afternoons. The store hours are extended during the Christmas selling season.

Marketing

The Company's  advertising  strategy  stresses the offering of upscale,  branded merchandise at significant savings. The Company allocates the majority of its advertising budget to color inserts distributed by newspaper circulation and direct mail. Newspaper advertising, radio and direct mail are also utilized. Stein Mart's per-store advertising expense is reduced by spreading its advertising over multiple stores in a single market. Management believes the Company also enjoys substantial word-of-mouth advertising benefits from its customer base.

Stein Mart's Preferred Customer program, launched in May 2001 to recognize and reward the Company's most devoted shoppers, now has over 1.5 million active members. Preferred Customers receive regular mailings promoting key events, members-only shopping days and special discounts exclusive to these individuals. These mailings will become more specialized to recognize a customer's shopping preferences.

In 2002, the Company conducted a major consumer research project designed to validate an earlier project that identified ideal Stein Mart customers, their shopping preferences and the optimal marketing approaches to reach them. Additionally, the 2002 research sought to define the key demographic and psychographic attributes of the Company's best customers and determine how best to find new customers with those same attributes.

Competition

Management believes that the Company occupies a market niche closer to better department and specialty stores than typical off-price retail chains. The Company faces competition for customers and for access to quality merchandise from better department stores, fine specialty stores and, to a lesser degree, from off-price retail chains. Many of these competitors are units of large national or regional chains that have substantially greater resources than the Company. The retail apparel industry is highly fragmented and competitive, and the off-price retail business may become even more competitive in the future.

The principal competitive factors in the retail apparel industry are assortment, presentation, quality of merchandise, price, customer service, vendor relations and store location. Management believes that the Company is well-positioned to compete on the basis of each of these factors.

Employees

At February 1, 2003, the Company's work force consisted of approximately  15,000
employees  (8,600  40-hour  equivalent  employees).   The  number  of  employees
fluctuates based on the particular selling season.

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

ITEM 2.   PROPERTIES

At February 1, 2003, the Company operated stores in the following states:

                          State                       Number of Stores
                          -----                       ----------------
                          Alabama                             12
                          Arizona                              6
                          Arkansas                             5
                          California                          17
                          Colorado                             5
                          Florida                             35
                          Georgia                             19
                          Illinois                             5
                          Indiana                              9
                          Iowa                                 1
                          Kansas                               1
                          Kentucky                             3
                          Louisiana                           10
                          Michigan                             1
                          Mississippi                          4
                          Missouri                             3
                          Nevada                               4
                          New Mexico                           2
                          New York                             2
                          North Carolina                      17
                          Ohio                                11
                          Oklahoma                             5
                          Pennsylvania                         2
                          South Carolina                      12
                          Tennessee                           14
                          Texas                               44
                          Utah                                 3
                          Virginia                            10
                          Wisconsin                            3
                                                             ---
                                                             265
                                                             ===

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

The table below reflects (i) the number of the Company's leases (as of February 1, 2003) that will expire each year if the Company does not exercise any of its renewal options, and (ii) the number of the Company's leases that will expire each year if the Company exercises all of its renewal options (assuming the lease is not otherwise terminated by either party pursuant to any other provision).


                           Number of Leases        Number of Leases
                          Expiring Each Year      Expiring Each Year
                            if no Renewals          if all Renewals
                              Exercised               Exercised
                        ----------------------  ----------------------
            2003                  7                       -
            2004                 19                       2
            2005                 24                       -
            2006                 26                       1
            2007                 23                       1
            2008-2012           130                      22
            2013-2017            36                      23
            2018-2046             -                     216

The Company has made consistent capital commitments to maintain and improve existing store facilities. During 2002, approximately $6.2 million was spent for fixtures, equipment and leasehold improvements in stores opened prior to 2002.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low sales prices of the Common Stock for each fiscal quarter in fiscal 2002 and 2001:

                                    HIGH           LOW
Fiscal 2002:
May 4, 2002                        $12.12         $8.74
August 3, 2002                      12.32          6.89
November 2, 2002                     8.75          5.37
February 1, 2003                     7.85          5.20

Fiscal 2001:
May 5, 2001                        $12.31         $8.69
August 4, 2001                      12.47          7.85
November 3, 2001                     9.08          6.12
February 2, 2002                     9.20          7.96

Stein Mart's common stock trades on The Nasdaq Stock Market(R) under the trading symbol SMRT. On April 11, 2003, there were 1,135 stockholders of record.

The Company intends to reinvest future earnings in the business and accordingly does not anticipate paying dividends in the foreseeable future.



ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in Thousands Except Per Share Amounts and Operating Data)


                                                                                  For the Fiscal Year Ended
                                                        ----------------------------------------------------------------------------
                                                           Feb. 1,         Feb. 2,        Dec. 30,         Jan. 1,         Jan. 2,
                                                            2003          2002 (1)          2000            2000            1999
                                                        ------------    ------------    ------------    ------------    ------------
Statement of Income Data:
Net Sales                                                $1,408,648      $1,320,190      $1,206,624      $1,034,561        $897,821
Cost of Merchandise Sold                                  1,060,117       1,003,567         896,560         781,038         677,334
                                                        ------------    ------------    ------------    ------------    ------------
   Gross Profit                                             348,531         316,623         310,064         253,523         220,487
Selling, General and Administrative Expenses (2)            326,509         301,937         257,042         244,100         195,460
Other Income, Net                                            13,953          14,078          13,766          12,129          10,420
                                                        ------------    ------------    ------------    ------------    ------------
   Income From Operations                                    35,975          28,764          66,788          21,552          35,447
Interest Expense                                              2,604           4,000           3,309           2,485           2,368
                                                        ------------    ------------    ------------    ------------    ------------
Income Before Income Taxes                                   33,371          24,764          63,479          19,067          33,079
Provision For Income Taxes                                   12,681           9,410          24,122           7,245          12,570
                                                        ------------    ------------    ------------    ------------    ------------
   Net Income                                            $   20,690      $   15,354      $   39,357      $   11,822        $ 20,509
                                                        ============    ============    ============    ============    ============
Earnings Per Share - Basic (3)                                $0.50           $0.37           $0.92           $0.26           $0.45
Earnings Per Share - Diluted (3)                              $0.50           $0.37           $0.91           $0.26           $0.44

Selected Operating Data:
Stores Open at End of Period                                    265             253             226             205             182
Average Sales Per Store (000's) (4)                      $    5,741      $    5,922      $    6,068      $    5,663        $  5,958
Average Sales Per Square Foot of Selling Area (5)        $      184      $      189      $      192      $      176        $    185
Comparable Store Net Sales (Decrease) Increase (6)             (0.8%)          (0.7%)           9.7%            2.3%            1.2%

Balance Sheet Data:
Working Capital                                          $  145,787      $  179,212      $  120,602      $  117,284        $110,985
Total Assets                                                410,217         417,672         389,989         354,094         318,012
Long-term Debt (7)                                             -             57,750            -               -               -
Total Stockholders' Equity                                  223,307         201,895         194,028         179,912         177,979

(1) Beginning with fiscal 2001, the Company changed to a 52-53 week year ending on the Saturday closest to January 31; previously, the Company's fiscal year ended on the Saturday closest to December 31. See Note 12 to the Financial Statements for financial data for the five-week Transition Period ended February 3, 2001.
(2) Selling, General and Administrative Expenses include store closing/asset impairment charges of $2.7 million in 2002; $2.9 million in 2001; and $15.9 million in 1999. A $3.4 million credit related to store closings was recorded in 2000.
(3) Basic and Diluted Earnings Per Share are presented for all periods in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."
(4) Average sales per store (including sales from leased shoe and fragrance departments) for each period have been calculated by dividing (a) total sales during such period by (b) the number of stores open at the end of such period, in each case exclusive of stores open for less than 12 months. All periods are calculated on a 52-week basis.
(5) Includes sales and selling space of the leased shoe and fragrance departments. Selling area excludes administrative, receiving and storage areas. All periods are calculated on a 52-week basis.
(6) Comparable store information for a period reflects stores open throughout that period and for the same 52-week period in the prior year.
(7) Notes payable to banks of $41,350 at February 1, 2003 is classified as current (see Note 4 to the Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Wherever used, the words "plan", "expect", "anticipate", "believe", "estimate" and similar expressions identify forward-looking statements.

All such forward-looking statements contained in this document are subject to risks and uncertainties that could cause the Company's actual results of operations to differ materially from historical results or current expectations. These risks include, without limitation, ongoing competition from other retailers many of whom are larger and have greater financial and marketing resources, the availability of suitable new store sites at acceptable lease terms, ability to successfully implement strategy to exit or improve under-performing stores, changes in store closings, changing preferences in apparel, changes in the level of consumer spending due to current events and/or general economic conditions, adequate sources of designer and brand-name merchandise at acceptable prices, and the Company's ability to attract and retain qualified employees to support planned growth.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by each line item presented:

                                                       52 Weeks Ended
                                            ------------------------------------
                                              Feb. 1,      Feb. 2,     Dec. 30,
                                               2003         2002         2000
                                            ----------   ----------   ----------
Net sales                                     100.0%       100.0%       100.0%
Cost of merchandise sold                       75.3         76.0         74.3
                                            ----------   ----------   ----------
   Gross profit                                24.7         24.0         25.7
Selling, general and administrative expenses   23.1         22.9         21.3
Other income, net                               1.0          1.1          1.2
                                            ----------   ----------   ----------
   Income from operations                       2.6          2.2          5.6
Interest expense                                0.2          0.3          0.3
                                            ----------   ----------   ----------
Income before income taxes                      2.4%         1.9%         5.3%
                                            ==========   ==========   ==========

2003 Store Closings

The Company regularly reviews under-performing stores and implements strategies designed to improve their performance. In Spring 2003, following more than two years of retail economic weakness, it was determined that a group of these under-performing stores would be unlikely to achieve profitability despite the Company's concerted efforts to stimulate sales. In order to improve the quality of the Company's portfolio of stores, management decided in April to close 13 stores in addition to the three already planned for closure in 2003 (see Notes 10 and 14 to the Financial Statements). In accordance with SFAS No. 146,
"Accounting for Costs Associated with Exit or Disposal Activities," the estimated pretax charges that will be recorded in 2003 are approximately $19 million to recognize the present value of store closing costs. In addition, approximately $10 million in markdowns will be required to liquidate inventory in those stores.

Year Ended February 1, 2003 Compared to Year Ended February 2, 2002

In 2002 the Company opened 16 stores and closed four stores bringing to 265 the number of stores in operation at year-end. The Company revised its approach to selecting locations for new stores effective with stores opening in

2002. Prior to that time, the Company's principal consideration was population demographics, including data relating to income, education levels, age and occupation. The availability of prime real estate locations, existing and potential competitors, and the number of Stein Mart stores that a market can support was also considered. The Company has since expanded its analysis to consider psychographics (such as fashion consciousness in the marketplace) as well as local area market research. The Company has also retained a third-party consulting firm to analyze each potential market. Finally, a committee of senior officers considers the collected data and analysis, and approves any potential new store location. While it is too early to provide assurances, the Company's initial results suggest that this new approach will significantly improve the Company's ability to successfully predict performance of new store locations.

Net sales of $1.409 billion were achieved for the fiscal year 2002, an increase of $88.5 million, or 6.7 percent over net sales of $1.320 billion for the fiscal year 2001. The 16 new stores opened in 2002 contributed $56.5 million to net sales. Comparable store net sales decreased 0.8 percent from 2001.

Gross profit for 2002 was $348.5 million or 24.7 percent of net sales compared to $316.6 million or 24.0 percent of net sales for 2001. The 0.7 percent increase in the gross profit percent primarily resulted from inventory control initiatives which resulted in lower markdowns, somewhat offset by higher occupancy costs as a percent of sales.

Selling, general and administrative expenses were $326.5 million or 23.1 percent of net sales for 2002, as compared to $301.9 million or 22.9 percent of net sales in 2001. The 0.2 percent increase was primarily due to a lack of sales leverage slightly offset by lower pre-opening costs. Selling, general and administrative expenses include a pre-tax asset impairment charge of $2.7 million in 2002. As described in Note 10 to the Financial Statements, this charge reduces the carrying value of property and equipment of three stores that will close in 2003 and fifteen other under-performing stores to their respective estimated fair value. In 2001, selling, general and administrative expenses included a pre-tax charge of $2.9 million, including $2.2 million for lease termination costs and $0.7 million for asset impairments, for four stores that were closed in fiscal 2002.

Pre-opening expenses for the 16 stores opened in 2002 amounted to $3.1 million and for the 30 stores opened in 2001, amounted to $5.0 million.

Other income, primarily from in-store leased shoe departments, was $14.0 million in 2002, a slight decrease from the $14.1 million for 2001. In 2002, a new shoe lessee, whose offerings more closely mirror the Stein Mart apparel assortment, was chosen for approximately 60% of the stores. During the period preceding the turnover date, a decrease in shoe sales of the predecessor shoe lessee resulted in lower sublease income.

Interest expense for 2002 was $2.6 million, compared to $4.0 million in 2001. The decrease resulted from lower average borrowings as a result of decreased inventory levels on a per store basis, as well as lower interest rates this year compared to last year.

Net income for 2002 was $20.7 million or $0.50 per diluted share compared to net income of $15.4 million or $0.37 per diluted share for 2001.

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

Selling, general and administrative expenses were $301.9 million or 22.9 percent of net sales for 2001, as compared to $257.0 million or 21.3 percent of net sales in 2000. In 2001, selling, general and administrative expenses included a pre-tax charge of $2.9 million for four stores that were closed in fiscal 2002. Fiscal 2000 includes a $3.4 million store closing credit related to adjustments of store closing reserves recorded in fiscal 1999. The increase of 1.6 percent of net sales is primarily due to the effect of the store closing charge and credit, increased advertising and decreased leverage of selling and administrative expenses.

Pre-opening expenses for the 30 stores opened in 2001 amounted to $5.0 million and for the 22 stores opened in 2000, amounted to $3.4 million.

Other income, primarily from in-store leased shoe departments, was $14.1 million in 2001, a slight increase over the $13.8 million for 2000. The increase was primarily from the additional stores operated during 2001.

Interest expense for 2001 was $4.0 million, compared to $3.3 million in 2000. The increase resulted from higher average borrowings offset by lower interest rates during 2001 compared to 2000. The increased borrowings were used to fund operating activities and to repurchase common stock.

Net income for 2001 was $15.4 million or $0.37 per diluted share compared to net income of $39.4 million or $0.91 per diluted share for 2000.

Five-Week Transition Period Ended February 3, 2001

See Note 12 to the Financial Statements for audited financial data for the five-week transition period of December 31, 2000 through February 3, 2001. This period preceded the start of the 2001 fiscal year and no comparable period information is presented herein.

Liquidity and Capital Resources

The Company's primary capital requirements are to support inventory and capital investments for the opening of new stores, to maintain and improve existing stores, and to meet seasonal working capital needs. The Company's capital requirements and working capital needs are funded through a combination of internally generated funds, a bank line of credit and credit terms from vendors. As of February 1, 2003, the Company had $9.9 million in cash and cash equivalents. During the course of the Company's seasonal business cycle, working capital is needed to support inventory for existing stores, especially during peak selling seasons. Historically, the Company's working capital needs are lowest in the first quarter and peak in either the third or fourth quarter in anticipation of the fourth quarter selling season.

Net cash provided by operating activities for 2002 amounted to $34.7 million, compared to $29.7 million for 2001. Net cash provided by operating activities in 2002 increased from the prior year primarily due to increased net income and less cash required for the procurement of merchandise due to the Company's inventory control initiatives which resulted in a 4.2 percent decrease in inventories in an average store in 2002 compared to 2001. The net decrease in accounts payable in 2002 compared to 2001 is primarily due to a shift in the timing of merchandise receipts during the fourth quarter resulting in more payments being made prior to year-end.

For 2002 and 2001, cash flows used in investing activities amounted to $19.1 million and $25.0 million, respectively, primarily for the acquisition of store fixtures, equipment and leasehold improvements and for information system enhancements. The decrease was primarily due to fewer stores opened in 2002.

Cash used in financing activities was $16.1 million in 2002 and $5.5 million in 2001. During 2002, cash was used to repurchase 220,000 shares of the Company's common stock for $1.5 million and in 2001, 657,600 shares were repurchased for $6.0 million. As of February 1, 2003, there are 2,044,200 shares which can be repurchased pursuant to the Board of Directors current authorizations. The decision to repurchase stock is primarily dependent on market conditions.

To facilitate an understanding of the Company's contractual obligations, the following data is provided:



                                                    Payments Due By Period
                              ------------------------------------------------------------------
                                             Less than      1 - 2         3 - 5        After 5
Contractual obligations         Total         1 Year        Years         Years         Years
                              ----------    ----------    ----------    ----------    ----------
Notes payable to banks         $ 41,350      $ 41,350       $  -         $   -         $   -
Operating leases                415,403        61,302        58,584       146,185       149,332
                              ----------    ----------    ----------    ----------    ----------
Total                          $456,753      $102,652       $58,584      $146,185      $149,332
                              ==========    ==========    ==========    ==========    ==========

The Company has a revolving credit agreement with a group of banks, which extends through June 2004. The agreement, which was amended in April 2002, provides a $135 million senior revolving credit facility, including a $10 million letter of credit sub-facility. Borrowings are secured by trade and other receivables, inventories and certain other assets. Due to the seasonal nature of the Company's business, the Company's bank borrowings fluctuate during the year, typically reaching their highest levels during the third or fourth quarter, as the Company builds its inventory for the Christmas selling season. At February 1, 2003 and February 2, 2002, there was $41.3 million and $57.8 million outstanding under the agreement, respectively.

The agreement requires the Company to maintain certain financial ratios and meet required net worth and indebtedness tests. Notes payable to banks is classified as current at February 1, 2003 because management's projections indicate that the Company will not be in compliance with certain of the financial covenants as of the end of the first quarter 2003. The Company is in the process of negotiating a new credit agreement which is expected to close by June 2003.

The cost of opening a typical new store generally ranges from $450,000 to $650,000 for fixtures, equipment, leasehold improvements and pre-opening costs (primarily advertising, stocking and training). Pre-opening costs are expensed at the time of opening. Initial inventory investment for a new store is approximately $1.1 million (a portion of which is normally financed through vendor credit). The Company's total capital expenditures for 2003 (including amounts budgeted for new store expansion, improvements to existing stores and information system enhancements) are anticipated to be approximately $17 million.

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

Critical Accounting Policies

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While the Company believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the financial statements, the Company cannot guarantee that its estimates and assumptions will be accurate, which could require the Company to make adjustments to these estimates in future periods. Following is a summary of the more significant accounting policies:

Inventories
Merchandise inventories are valued at the lower of average cost or market, on a first-in first-out basis, using the retail inventory method (RIM). RIM is an averaging method that is widely used in the retail industry. The use of RIM results in inventories being valued at the lower of cost or market as markdowns are taken as a reduction of the retail values of inventories.

Based on a review of historical markdowns, current business trends and seasonal inventory categories, additional inventory reserves may be recorded to reflect estimated markdowns which may be required to liquidate certain inventories and reduce inventories to the lower of cost or market. Management believes its inventory valuation methods approximate the net realizable value of clearance inventory and result in valuing inventory at the lower of cost or market.

Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors used in the review include management's plans for future operations, recent operating results and projected cash flows. An impairment loss is recognized if the sum of the expected future undiscounted cash flows from the use of the asset is less than the net book value of the assets. An impairment loss is recognized if the carrying value of the asset exceeds its fair value.

Insurance Reserve Estimates
The Company uses a combination of insurance and self-insurance for various risks including workers' compensation, general liability and associate-related health care benefits, a portion of which is paid by the covered employees. The Company is responsible for paying the claims that are under the insured limits. The reserves recorded for these claims are estimated actuarially, based on claims filed and claims incurred but not reported. These reserve estimates are adjusted based upon actual claims filed and settled. The estimated accruals for these reserves could be significantly affected if future claims differ from historical trends and other actuarial assumptions.

For a complete listing of our significant accounting policies, please see Note 1 to the Company's Financial Statements.

New Accounting Pronouncements

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not incur any new liability related to a disposal cost or exit activity between the effective date of this statement and the end of the fiscal year on February 1, 2003. See Note 14 to the Financial Statements regarding management's plans to close certain under-performing stores in 2003.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued in December 2002 and amends SFAS No. 123, "Accounting for Stock-Based Compensation." This standard provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, the standard amends the disclosure requirements of SFAS No. 123 so that entities will have to make more prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation and present those disclosures in a more accessible format in the footnotes to the annual and interim financial statements. Amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The additional disclosures required under SFAS No. 148 are presented in Note 6 to the Financial Statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through borrowings under its revolving credit facility. At February 1, 2003, direct borrowings aggregated $41.3 million. The facility, as amended in April 2002, permits debt commitments up to $135.0 million, has a June 2004 maturity date and bears interest at spreads over LIBOR. The average outstanding borrowings during fiscal 2002, 2001 and 2000 were $66.0 million, $82.3 million and $48.8 million, respectively, at weighted-average interest rates of 3.9%, 4.9% and 6.7% respectively. Management believes that its exposure to market risk associated with its borrowings is not material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the caption "Election of Directors" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Executive Compensation" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears under the caption "Voting Securities" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Certain Transactions; Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders and is incorporated by reference.

                                     PART IV

ITEM 14.   DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including Michael D. Fisher, President and Chief Executive Officer (principal executive officer) and James G. Delfs, Senior Vice President and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company's "disclosure controls and procedures", as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Annual Report on Form 10K. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these control, since the date the controls were evaluated.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(a)(1) Financial Statements

The documents listed below are filed as part of this Form 10-K:



                                                                                                Page in
                                                                                               Form 10-K
                                                                                               ---------
Report of Independent Certified Public Accountants                                                F-1
Balance Sheets                                                                                    F-2
Statements of Income                                                                              F-3
Statements of Stockholders' Equity                                                                F-4
Statements of Cash Flows                                                                          F-5
Notes to Financial Statements                                                                     F-6
Statement of Income and Statement of Cash Flows for the five-week Transition Period ended
    February 3, 2001 (see Note 12 to Financial Statements)                                        F-15

15(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

15(a)(3) Exhibits

See Index to Exhibits which begins on Page E-1.

15(b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the quarter ended February 1, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          STEIN MART, INC.

Date:     May 1, 2003              By:    /s/ Michael D. Fisher
                                          --------------------------------------
                                          Michael D. Fisher, President and Chief
                                            Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of May, 2003.




/s/ Jay Stein                             /s/ Linda McFarland Farthing
-------------------------------------     --------------------------------------
Jay Stein                                 Linda McFarland Farthing
Chairman of the Board                     Director


/s/ John H. Williams, Jr.                 /s/ Mitchell W. Legler
-------------------------------------     --------------------------------------
John H. Williams, Jr.                     Mitchell W. Legler
Vice Chairman                             Director


/s/ Michael D. Fisher                     /s/ Michael D. Rose
-------------------------------------     --------------------------------------
Michael D. Fisher                         Michael D. Rose
President and Chief Executive Officer     Director


/s/ James G. Delfs                        /s/ Martin E. Stein, Jr.
-------------------------------------     --------------------------------------
James G. Delfs                            Martin E. Stein, Jr.
Senior Vice President and Chief           Director
  Financial Officer


/s/ Clayton E. Roberson, Jr.              /s/ J. Wayne Weaver
-------------------------------------     --------------------------------------
Clayton E. Roberson, Jr.                  J. Wayne Weaver
Vice President and Controller             Director


/s/ Alvin R. Carpenter                    /s/ James H. Winston
-------------------------------------     --------------------------------------
Alvin R. Carpenter                        James H. Winston
Director                                  Director

                                 CERTIFICATIONS

I, Michael D. Fisher, certify that:

1.     I have reviewed this annual report on Form 10-K of Stein Mart, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Stein Mart, Inc. as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b.     evaluated  the  effectiveness  of   the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c.     presented  in  this  annual  report  our  conclusions   about  the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 1, 2003                     /s/ Michael D. Fisher
                                       -----------------------------------------
                                       Michael D. Fisher
                                       President and Chief Executive Officer

I, James G. Delfs, certify that:

1.     I have reviewed this annual report on Form 10-K of Stein Mart, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Stein Mart, Inc. as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b.     evaluated  the  effectiveness  of   the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c.     presented  in  this  annual  report  our  conclusions   about  the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 1, 2003                     /s/ James G. Delfs
                                       -----------------------------------------
                                       James G. Delfs
                                       Chief Financial Officer

               Report of Independent Certified Public Accountants


To the Board of Directors
and Stockholders of Stein Mart, Inc.


In our opinion, the accompanying financial statements appearing on pages F-2 through F-16 of this annual report present fairly, in all material respects, the financial position of Stein Mart, Inc. at February 1, 2003 and February 2, 2002, and the results of its operations and its cash flows for the 52 weeks ended February 1, 2003 and February 2, 2002, for the five-week Transition Period ended February 3, 2001, and for the 52 weeks ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
------------------------------
Jacksonville, Florida
March 28, 2003, except for Note 14, as to which the date is April 16, 2003



                                Stein Mart, Inc.
                                 Balance Sheets
                                 (In thousands)

                                                                  February 1,       February 2,
                                                                     2003              2002
                                                                 -------------     -------------
ASSETS
Current assets:
    Cash and cash equivalents                                       $  9,859          $ 10,276
    Trade and other receivables                                        4,919             5,201
    Inventories                                                      297,230           296,158
    Prepaid expenses and other current assets                          4,361            11,324
                                                                 -------------     -------------
       Total current assets                                          316,369           322,959

Property and equipment, net                                           86,351            88,601
Other assets                                                           7,497             6,112
                                                                 -------------     -------------
       Total assets                                                 $410,217          $417,672
                                                                 =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $ 70,472          $ 93,675
    Accrued liabilities                                               53,407            46,001
    Income taxes payable                                               5,353             4,071
    Notes payable to banks                                            41,350              -
                                                                 -------------     -------------
       Total current liabilities                                     170,582           143,747
Notes payable to banks                                                  -               57,750
Other liabilities                                                     16,328            14,280
                                                                 -------------     -------------
       Total liabilities                                             186,910           215,777

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
    Preferred stock - $.01 par value; 1,000,000 shares
     authorized; no shares outstanding
    Common stock - $.01 par value;  100,000,000 shares
     authorized;  41,618,678 and 41,495,876 shares issued
     and outstanding, respectively                                       416               415
    Paid-in capital                                                      721              -
    Retained earnings                                                222,170           201,480
                                                                 -------------     -------------
       Total stockholders' equity                                    223,307           201,895
                                                                 -------------     -------------
       Total liabilities and stockholders' equity                   $410,217          $417,672
                                                                 =============     =============

   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                              Statements of Income
                     (In thousands except per share amounts)

                                                                               For The 52 Weeks Ended
                                                                 -------------------------------------------------
                                                                  February 1,       February 2,       December 30,
                                                                     2003              2002              2000
                                                                 -------------     -------------     -------------
Net sales                                                          $1,408,648        $1,320,190        $1,206,624

Cost of merchandise sold                                            1,060,117         1,003,567           896,560
                                                                 -------------     -------------     -------------
  Gross profit                                                        348,531           316,623           310,064

Selling, general and administrative expenses                          326,509           301,937           257,042

Other income, net                                                      13,953            14,078            13,766
                                                                 -------------     -------------     -------------
  Income from operations                                               35,975            28,764            66,788

Interest expense                                                        2,604             4,000             3,309
                                                                 -------------     -------------     -------------
Income before income taxes                                             33,371            24,764            63,479

Provision for income taxes                                             12,681             9,410            24,122
                                                                 -------------     -------------     -------------
  Net income                                                       $   20,690        $   15,354        $   39,357
                                                                 =============     =============     =============
Earnings per share - Basic                                              $0.50             $0.37             $0.92
                                                                 =============     =============     =============
Earnings per share - Diluted                                            $0.50             $0.37             $0.91
                                                                 =============     =============     =============
Weighted-average shares outstanding - Basic                            41,575            41,176            42,909
                                                                 =============     =============     =============
Weighted-average shares outstanding - Diluted                          41,764            41,493            43,409
                                                                 =============     =============     =============

   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                       Statements of Stockholders' Equity
                                 (In thousands)

                                                                                                            Total
                                                        Common         Paid-in         Retained         Stockholders'
                                                        Stock          Capital         Earnings             Equity
                                                      ----------     -----------     ------------     -----------------
Balance at January 1, 2000                                $439         $21,364         $158,109              $179,912

  Net income                                                                             39,357                39,357
  Common shares issued under stock
    option plan and related income
    tax benefits                                             3           2,192                                  2,195
  Common shares issued under employee
    stock purchase plan                                      2             955                                    957
  Reacquired shares                                        (29)        (24,511)          (3,853)              (28,393)
                                                      ----------     -----------     ------------     -----------------

Balance at December 30, 2000                               415            -             193,613               194,028

  Transition period December 31, 2000
    to February 3, 2001:
  Net loss                                                                               (5,614)               (5,614)
  Common shares issued under stock
    option plan and related income
    tax benefits                                                            62                                     62
  Common shares issued under employee
    stock purchase plan                                                    469                                    469
  Reacquired shares                                                       (454)                                  (454)
                                                      ----------     -----------     ------------     -----------------

Balance at February 3, 2001                                415              77          187,999               188,491

  Net income                                                                             15,354                15,354
  Common shares issued under stock
    option plan and related income
    tax benefits                                             5           3,067                                  3,072
  Common shares issued under employee
    stock purchase plan                                      2             995                                    997
  Reacquired shares                                         (7)         (4,139)          (1,873)               (6,019)
                                                      ----------     -----------     ------------     -----------------

Balance at February 2, 2002                                415            -             201,480               201,895

  Net income                                                                             20,690                20,690
  Common shares issued under stock
    option plan and related income
    tax benefits                                             2           1,193                                  1,195
  Common shares issued under employee
    stock purchase plan                                      1           1,027                                  1,028
  Reacquired shares                                         (2)         (1,499)                                (1,501)
                                                      ----------     -----------     ------------     -----------------

Balance at February 1, 2003                               $416         $   721         $222,170              $223,307
                                                      ==========     ===========     ============     =================

   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                            Statements of Cash Flows
                                 (In thousands)

                                                                               For The 52 Weeks Ended
                                                                 -------------------------------------------------
                                                                  February 1,       February 2,       December 30,
                                                                     2003              2002              2000
                                                                 -------------     -------------     -------------
Cash flows from operating activities:
  Net income                                                          $20,690           $15,354           $39,357
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                    18,770            16,822            14,373
      Impairment of property and other assets                           2,709             1,114             1,038
      Deferred income taxes                                             9,193            (4,999)            2,910
      Tax benefit from exercise of stock options                          385             1,024               810
      Changes in assets and liabilities:
         Trade and other receivables                                      282            (1,752)             (286)
         Inventories                                                   (1,072)          (13,260)          (32,267)
         Prepaid expenses and other current assets                         32              (641)                4
         Other assets                                                  (1,542)             (619)             (648)
         Accounts payable                                             (23,203)           13,180             4,465
         Accrued liabilities                                            7,406             2,801            18,143
         Income taxes payable                                           1,282              (728)            3,818
         Other liabilities                                               (214)            1,356            (9,281)
                                                                 -------------     -------------     -------------
  Net cash provided by operating activities                            34,718            29,652            42,436

Cash flows used in investing activities:
  Capital expenditures                                                (19,072)          (24,982)          (20,914)

Cash flows from financing activities:
  Net borrowings under notes payable to banks                         (16,400)           (2,486)             -
  Proceeds from exercise of stock options                                 810             2,048             1,385
  Proceeds from employee stock purchase plan                            1,028               997               957
  Purchase of common stock                                             (1,501)           (6,019)          (28,393)
                                                                 -------------     -------------     -------------
  Net cash used in financing activities                               (16,063)           (5,460)          (26,051)
                                                                 -------------     -------------     -------------
Net decrease in cash and cash equivalents                                (417)             (790)           (4,529)
Cash and cash equivalents at beginning of year                         10,276            11,066            17,055
                                                                 -------------     -------------     -------------
Cash and cash equivalents at end of year                              $ 9,859           $10,276           $12,526
                                                                 =============     =============     =============
Supplemental disclosures of cash flow information:
  Interest paid                                                       $ 2,567           $ 3,980           $ 3,141
  Income taxes paid                                                     2,392            14,221            16,887

   The accompanying notes are an integral part of these financial statements.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 1, 2003
            (Dollars in tables in thousands except per share amounts)

1.   Summary of Significant Accounting Policies

At February 1, 2003 the Company operated a chain of 265 off-price retail stores in 29 states. Each store offers women's, men's and children's apparel, as well as accessories, gifts, linens and shoes.

Change in Fiscal Year End
In November 2001, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to January 31. The five-week transition period of December 31, 2000 through February 3, 2001 (the "Transition Period") preceded the start of the 2001 fiscal year. Audited financial information for the Transition Period is presented in Note 12. Results for 2002, 2001 and 2000 are for the 52 weeks ended February 1, 2003, February 2, 2002 and December 30, 2000, respectively.

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

Impairment of Long Lived Assets
The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires impairment losses to be recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. An impairment loss is recognized if the sum of the expected future undiscounted cash flows from the use of the assets is less than the net book value of the assets. An impairment loss is recognized if the carrying value of the asset exceeds its fair value. Impairment reviews are performed for individual stores. Factors used in the review include management's plans for future operations, recent operating results and projected cash flows. See Note 10.

Insurance Reserves
The Company uses a combination of insurance and self-insurance for various risks including workers' compensation, general liability and associate-related health care benefits. Claim liabilities are estimated actuarially, based on claims filed and claims incurred but not reported.

Store Pre-Opening Costs
New store pre-opening costs are expensed as incurred.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

Advertising Expense
Advertising costs are expensed as incurred. Advertising expenses of $52,086,000, $47,007,000, $2,256,000 and $43,092,000 are reflected in Selling, general and administrative expenses in the Statements of Income for 2002, 2001, the Transition Period and 2000, respectively.

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

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                                             Transition
                                             2002     2001     Period     2000
                                           -------- -------- ---------- --------
Weighted-average number of common shares    41,575   41,176     41,476   42,909
Stock options                                  189      317       -         500
                                           -------- -------- ---------- --------
Weighted-average number of common
  shares plus common stock equivalents      41,764   41,493     41,476   43,409
                                           ======== ======== ========== ========

New Accounting Pronouncements
SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not incur any new liability related to a disposal cost or exit activity between the effective date of this statement and the end of the fiscal year on February 1, 2003. See Note 14 regarding management's plans to close certain under-performing stores in 2003.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued in December 2002 and amends SFAS No. 123, "Accounting for Stock-Based Compensation." This standard provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, the standard amends the disclosure requirements of SFAS No. 123 so that entities will have to make more prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation and present those disclosures in a more accessible format in the footnotes to the annual and interim financial statements. Amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The additional disclosures required under SFAS No. 148 are presented in Note 8 to the Financial Statements.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

2.   Property and Equipment, Net

Property and equipment and the related accumulated depreciation and amortization are as follows:

                                                       Feb. 1,         Feb. 2,
                                                        2003            2002
                                                     -----------     -----------
Furniture, fixtures and equipment                     $145,285        $133,072
Leasehold improvements                                  49,471          46,677
                                                     -----------     -----------
                                                       194,756         179,749
Less:  accumulated depreciation and amortization       108,405          91,148
                                                     -----------     -----------
                                                      $ 86,351        $ 88,601
                                                     ===========     ===========

3.   Accrued Liabilities

The major components of accrued liabilities are as follows:

                                                       Feb. 1,         Feb. 2,
                                                        2003            2002
                                                     -----------     -----------
Taxes, other than income taxes                         $15,095         $16,256
Salary, wages, bonuses and benefits                     14,846          10,246
Other                                                   23,466          19,499
                                                     -----------     -----------
                                                       $53,407         $46,001
                                                     ===========     ===========

4.   Notes Payable to Banks

In June 2001, the Company entered into a new revolving credit agreement with a group of banks, which extends through June 2004. The agreement, which was amended in April 2002, provides a $135 million senior revolving credit facility, including a $10 million letter of credit sub-facility. Borrowings are secured by trade and other receivables and inventories. Interest is payable at rates based on spreads over the London Interbank Offering Rate (LIBOR) or the Prime Rate. A quarterly commitment fee ranging from 0.375% to 0.50% per annum is paid on the unused portion of the commitment. The weighted average interest rates on borrowings during 2002, 2001, the Transition Period and 2000 were 3.9%, 4.9%, 6.4% and 6.7%, respectively. The agreement requires the Company to maintain certain financial ratios and indebtedness tests. At February 1, 2003, the Company was in compliance with all requirements of the amended agreement.

Notes payable to banks is classified as current at February 1, 2003 because management's projections indicate that the Company will not be in compliance with certain of the financial covenants as of the end of the first quarter 2003. The Company is in the process of negotiating a new credit agreement which is expected to close by June 2003.

5.   Leased Facilities and Commitments

The Company leases all of its retail and support facilities. Annual store rent is generally comprised of a fixed minimum amount plus a contingent amount based on a percentage of sales exceeding a stipulated amount. Most leases also require additional payments covering real estate taxes, common area costs and insurance.

Rent expense is as follows:

                                                          Transition
                                     2002        2001       Period       2000
                                  ----------  ----------  ----------  ----------
Minimum rental                      $60,805     $55,278      $4,335     $48,329
Contingent rentals                      678         889          52         689
                                  ----------  ----------  ----------  ----------
                                    $61,483     $56,167      $4,387     $49,018
                                  ==========  ==========  ==========  ==========

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS


At February 1, 2003, for the majority of its retail and corporate facilities, the Company was committed under noncancellable leases with remaining terms of up to 15 years. Future minimum payments under noncancellable leases are:

2003                               $ 61,302
2004                                 58,584
2005                                 53,990
2006                                 48,641
2007                                 43,554
Thereafter                          149,332
                                  ----------
                                   $415,403
                                  ==========

During all periods presented, the Company subleased the space for shoe and fragrance departments in all of its stores. As of March 2003, the Company owns and operates the fragrance department. Sales from leased departments are excluded from sales of the Company. Sublease rental income of $12,519,000, $12,610,000, $752,000 and $12,710,000 is included in Other income, net in the Statements of Income for 2002, 2001, the Transition Period and 2000, respectively.

6.  Income Taxes

The income tax provision (benefit) is as follows:

                                                          Transition
                                     2002        2001       Period       2000
                                  ----------  ----------  ----------  ----------
Current:
   Federal                           $3,212     $13,271     $(3,387)    $19,537
   State                                276       1,138        (290)      1,675
                                  ----------  ----------  ---------- -----------
   Total                              3,488      14,409      (3,677)     21,212
                                  ----------  ----------  ----------  ----------
Deferred:
   Federal                            8,467      (4,604)        217       2,680
   State                                726        (395)         19         230
                                  ----------  ----------  ----------  ----------
   Total                              9,193      (4,999)        236       2,910
                                  ----------  ----------  ----------  ----------
Income tax provision (benefit)      $12,681     $ 9,410     $(3,441)    $24,122
                                  ==========  ==========  ==========  ==========

Income tax expense (benefit) differed from the amounts computed by applying the federal statutory rate of 35 percent to income before taxes as follows:

                                                          Transition
                                     2002        2001       Period       2000
                                  ----------  ----------  ----------  ----------
Federal tax at the statutory rate   $11,680      $8,667     $(3,169)    $22,218
State income taxes,
   net of federal benefit             1,001         743        (272)      1,904
                                  ----------  ----------  ----------  ----------
                                    $12,681      $9,410     $(3,441)    $24,122
                                  ==========  ==========  ==========  ==========
Effective income tax rate              38.0%       38.0%       38.0%       38.0%
                                  ==========  ==========  ==========  ==========

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

                                                       Feb. 1,         Feb. 2,
                                                        2003            2002
                                                     -----------     -----------
Deferred tax assets:
   NOL carryforward                                    $   -            $ 5,417
   Store closing and asset impairment reserves            3,162           2,158
   Accrued liabilities                                    3,368           2,012
   Other                                                  1,082           2,034
                                                     -----------     -----------
                                                          7,612          11,621
                                                     -----------     -----------
Deferred tax liabilities:
   Depreciation                                          14,248          12,019
   Inventory                                              3,060            -
   Other                                                  1,931           2,036
                                                     -----------     -----------
                                                         19,239          14,055
                                                     -----------     -----------
Net deferred tax liability                             $(11,627)        $(2,434)
                                                     ===========     ===========

At February 2, 2002, the Company had approximately $14 million in federal and state net operating loss ("NOL") carryforwards, which were fully utilized in 2002. The NOL carryforwards were generated in the five-week tax period ended February 2, 2002 which resulted from the Company's change in fiscal year (see
Note 1).

On March 14, 2002, the Internal Revenue Service released new rules (Rev. Proc. 2002-19), which allowed the Company an accelerated deduction of certain components of the Company's deferred tax asset relating to inventories. As a result, the Company's income tax payable and the corresponding deferred tax asset as of February 2, 2002 relating to inventories were reduced by $3.8 million in the first quarter of fiscal 2002.

Deferred tax assets and liabilities are reflected on the Company's Balance Sheets as follows:

                                                       Feb. 1,         Feb. 2,
                                                        2003            2002
                                                     -----------     -----------
Current deferred tax assets (included in
   Prepaid expenses and other current assets)          $    196         $ 7,127
Non-current deferred tax liabilities (included
   in Other liabilities)                                (11,823)         (9,561)
                                                     -----------     -----------

Net deferred tax liabilities                           $(11,627)        $(2,434)
                                                     ===========     ===========

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

7.   Stockholders' Equity

During 2002, 2001, the Transition Period and 2000, the Company repurchased 220,000, 657,600, 40,800 and 2,910,600 shares of its common stock in the open market at a total cost of $1,501,000, $6,019,000, $454,000 and $28,393,000, respectively. As of February 1, 2003, there are 2,044,200 shares which can be repurchased pursuant to the Board of Directors' current authorizations.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

8.   Stock Option and Purchase Plans

In 2001, the shareholders approved a new stock option plan (the "Omnibus Plan"), under which a maximum of 4,500,000 shares of the Company's common stock may be issued. Shares covered by unexercised options that terminate or shares that are forfeited may be subject to new awards. The Omnibus Plan replaced the Company's Employee Stock and Director Stock Option Plans (the "Previous Plans") under which there were 3,669,438 options to purchase shares outstanding as of February 1, 2003. Upon approval of the Omnibus Plan, no further options have been or will be issued under the Previous Plans. The term of the Omnibus Plan is indefinite, except that no incentive stock option award can be granted after the tenth anniversary of the plan.

The Omnibus Plan, consistent with the Previous Plans, provides that shares of common stock may be granted to certain key employees and outside directors through non-qualified stock options, incentive stock options, stock appreciation rights, performance awards, restricted stock, or any other award made under the terms of the plan. The Board of Directors, or its delegated authority, determines the exercise price and all other terms of all grants. In general, one-third of the options granted in the past have become exercisable on the third, fourth and fifth anniversary dates of grant and expire ten years after the date of grant. No stock appreciation rights or restricted stock awards have been granted under this or the prior plan.

Activity for these fixed-price option plans is as follows:

                                                       Number         Weighted-
                                                         of            Average
                                                       Shares          Exercise
                                                        (000)           Price
                                                     -----------     -----------
Outstanding at January 1, 2000                            4,625          $10.69
   Granted                                                  614            9.11
   Exercised                                               (260)           4.89
   Forfeited                                               (396)          12.65
                                                     -----------     -----------
Outstanding at December 30, 2000                          4,583           10.64
   Granted                                                 -                -
   Exercised                                                 (8)           5.28
   Forfeited                                                (33)          12.68
                                                     -----------     -----------
Outstanding at February 3, 2001                           4,542           10.63
   Granted                                                1,146            8.54
   Exercised                                               (549)           3.58
   Forfeited                                               (359)          13.90
                                                     -----------     -----------
Outstanding at February 2, 2002                           4,780           10.70
   Granted                                                  514           10.63
   Exercised                                               (166)           4.58
   Forfeited                                                (97)          10.49
                                                     -----------     -----------
Outstanding at February 1, 2003                           5,031          $10.90
                                                     ===========     ===========

Exercisable stock options were 2.625 million,  2.004 million,  1.860 million and
1.870 million at February 1, 2003, February 2, 2002, February 3, 2001 and December 30, 2000, respectively.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about fixed-price stock options outstanding at February 1, 2003:



                                    Options Outstanding                          Options Exercisable
                     -------------------------------------------------     -------------------------------
                                         Weighted-
                                          Average          Weighted-                           Weighted-
     Range of            Number          Remaining          Average           Number            Average
     Exercise         Outstanding       Contractual        Exercise         Exercisable        Exercise
      Prices             (000)          Life (Years)         Price             (000)             Price
----------------     -------------     -------------     -------------     -------------     -------------
 $ 2.50 -  5.75           453               5.5             $ 5.58              159             $ 5.62
 $ 6.53 -  9.63         1,656               7.2               8.09              348               7.91
 $10.00 - 13.81         2,387               5.3              12.86            1,738              13.47
 $14.25 - 16.59           535               5.2              15.31              380              15.15
                     -------------     -------------     -------------     -------------     -------------
                        5,031               5.9             $10.90            2,625             $12.50
                     =============     =============     =============     =============     =============

The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation," and intends to retain the intrinsic value method of accounting for stock-based compensation which it currently uses. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost of the Company's stock option plans been determined consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:



                                                                                  Transition
                                                             2002        2001       Period       2000
                                                          ----------  ----------  ----------  ----------
Net income (loss) - as reported                             $20,690     $15,354     $(5,614)    $39,357
Stock option compensation - net of tax                        1,741       2,087         179       2,891
                                                          ----------  ----------  ----------  ----------
Net income (loss) - pro forma                               $18,949     $13,267     $(5,793)    $36,466
                                                          ==========  ==========  ==========  ==========

Basic earnings (loss) per share - as reported                 $0.50       $0.37      $(0.14)      $0.92
Diluted earnings (loss) per share - as reported                0.50        0.37       (0.14)       0.91

Basic earnings (loss) per share - pro forma                   $0.46       $0.32      $(0.14)      $0.85
Diluted earnings (loss) per share - pro forma                  0.45        0.32       (0.14)       0.84

The effects of applying this Statement for pro forma disclosures are not likely to be representative of the effects on reported net income for future years, because options vest over several years and additional awards are made each year. No options were granted during the Transition Period. In determining the pro forma compensation cost, the weighted-average fair value of options granted during fiscal 2002, 2001 and 2000 was estimated to be $5 using the Black-Scholes options pricing model. The following weighted-average assumptions were used for grants made during 2002, 2001 and 2000: dividend yield of 0.0%, expected volatility of 51.9%, 51.7% and 51.1%, respectively, risk-free interest rate of 3.8%, 4.8% and 5.2%, respectively and expected lives of 5.0, 7.0 and 7.0 years, respectively.

The Company has an Employee Stock Purchase Plan (the "Stock Purchase Plan") whereby all employees who complete six months employment with the Company and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan are permitted to use their payroll deductions to acquire shares at 85% of the fair market value of the Company's stock determined at either the beginning or end of each option period. In 2002, 2001, the Transition Period and 2000, the participants acquired 173,048 shares, 127,220 shares, 53,856 shares and 198,051 shares of the Company's common stock at weighted average per-share prices of $5.94, $7.84, $8.71 and $4.83 per share, respectively.

On May 7, 2001, the shareholders approved an amendment to the Stock Purchase Plan, increasing the number of shares eligible for issuance under the Plan by 1,000,000 and extending the Plan until December 31, 2005.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

9.   Employee Benefit Plans

The Company has a defined contribution retirement plan covering employees who are at least 21 years of age, have completed at least one year of service and who work at least 1,000 hours annually. Under the profit sharing portion of the plan, the Company makes discretionary contributions, which vest at a rate of 20 percent per year after two years of service. Under the 401(k) portion of the plan the Company matches 50 percent of the employee's voluntary pre-tax contributions up to a maximum of four percent of the employee's compensation. The Company's matching portion vests in accordance with the plan's vesting schedule. Total Company contributions under the retirement plan were $1,627,000, $1,571,000, $66,000 and $1,750,000 for 2002, 2001, the Transition Period and
2000, respectively.

The Company has an executive split dollar life insurance plan wherein eligible executives are provided with pre-retirement life insurance protection based upon three to five times base salary. Upon retirement, the executive is provided with life insurance protection based upon one and one-half to two and one-half times final base salary. The expense for this plan was $331,000, $293,000 and $248,000 in 2002, 2001 and 2000, respectively. There was no expense recorded during the Transition Period.

The Company also has an executive deferral plan providing officers and key executives with the opportunity to participate in an unfunded, deferred compensation program. Effective November 1, 2002, the plan was amended to include director-level employees. Under the program, participants may defer up to 100% of their base compensation and bonuses earned. The Company will match the officers and key executives' contributions 100%, and the directors' contributions 50%, up to the first 10% of income deferred. A participant's Company matching contributions and related investment earnings are 20% vested after four years of participation in the plan and increase 20% per year through the eighth year, at which time a participant is fully vested. The total of participant deferrals, which is reflected in Accrued liabilities, was $1,223,000 at February 1, 2003, $814,000 at February 2, 2002 and $402,000 at February 3, 2001. The expense for this plan was $611,000, $495,000, $25,000 and $486,000 in
2002, 2001, the Transition Period and 2000, respectively.

In connection with the above two plans, whole life insurance contracts were purchased on the related participants. At February 1, 2003 and February 2, 2002 the cash surrender value of these policies was $3,132,000 and $2,773,000, respectively, and is included in Other assets.

10. Store Closing Charges and Impairment of Long-Lived Assets

In April 2003 the Company decided to close 13 additional under-performing stores in 2003. See Note 14.

During the fourth quarter of 2002, management approved a plan to close three stores in 2003. The Company does not expect to incur significant lease exit costs upon closing these stores. However, a pretax non-cash asset impairment charge of $2.7 million was recorded during the fourth quarter of 2002 to reduce the carrying value of property and equipment of these three closing stores and fifteen other under-performing stores to their respective estimated fair value. The estimated future undiscounted cash flows from the under-performing stores are not expected to exceed the current net book value of their property and equipment. This charge is included in Selling, general and administrative expenses in the Statement of Income for 2002.

During the fourth quarter of 2001, the Company recorded a pre-tax charge of $2.9 million, including $2.2 million for the estimated cost of lease terminations and $0.7 million for the impairment of certain property and equipment for four stores that were closed in 2002. The charge is included in Selling, general and administrative expenses in the Statement of Income for 2001.

During 2000, the Company recorded a net pre-tax credit of $3.4 million related to certain store closing reserves recorded in 1999. The credit resulted from adjustments to estimated lease obligations for changes in anticipated closing

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

dates and for favorable lease settlements ($2.5 million), unsatisfactory lease negotiations to close two stores ($1.9 million), offset by a $1.0 million charge for the write-down of furniture, fixtures and equipment related to store closings. The store closing credit is included in Selling, general and administrative expenses in the Statement of Income for 2000.

Activity in the store closing reserve is as follows:

                                                          Transition
                                     2002        2001       Period       2000
                                  ----------  ----------  ----------  ----------
Balance at beginning of period       $5,680      $4,984      $6,037     $12,589
    Additions                           113       2,206        -           -
    Payments                           (811)     (1,510)     (1,053)     (2,067)
    Adjustments                        -           -           -         (4,485)
                                  ----------  ----------  ----------  ----------
Balance at end of period             $4,982      $5,680      $4,984     $ 6,037
                                  ==========  ==========  ==========  ==========

The store closing reserve at February 1, 2003 includes primarily the remaining lease obligations for the four stores that closed in 2002 and the remaining lease obligation for one store closed in December 1999. Payments during 2002 include lease termination and ongoing lease costs. The store closing reserve includes a current portion of $1.5 million and a long-term portion of $3.5 million which are included in Accrued liabilities and Other liabilities, respectively.

11. Quarterly Results of Operations (Unaudited)

As discussed in Note 1, the Company changed its fiscal year in 2001. The 13 week periods of 2002 and 2001 reflect this change.



                                                                13 Weeks Ended
                                        -------------------------------------------------------------
                                           May 4,          Aug. 3,         Nov. 2,         Feb. 1,
Year Ended February 1, 2003                 2002            2002            2002            2003
---------------------------             -------------------------------------------------------------
Net sales                                 $355,979        $311,427        $332,847        $408,395
Gross profit                                96,531          78,104          73,685         100,211
Net income (loss)                           11,368           2,775          (3,843)         10,390
Earnings (loss) per share - Basic            $0.27           $0.07          $(0.09)          $0.25
Earnings (loss) per share - Diluted          $0.27           $0.07          $(0.09)          $0.25



                                                                13 Weeks Ended
                                        -------------------------------------------------------------
                                           May 5,          Aug. 4,         Nov. 3,         Feb. 2,
Year Ended February 2, 2002                 2001            2001            2001            2002
---------------------------             -------------------------------------------------------------
Net sales                                 $317,069        $291,473        $304,367        $407,281
Gross profit                                83,077          71,810          64,179          97,557
Net income                                   9,132           3,048          (5,828)          9,002
Earnings (loss) per share - Basic            $0.22           $0.07          $(0.14)          $0.22
Earnings (loss) per share - Diluted          $0.22           $0.07          $(0.14)          $0.22

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

12.  Transition Period Financial Information

Statement of Income for the five-week Transition Period ended February 3, 2001:

Net sales                                                          $84,013
Cost of merchandise sold                                            70,609
                                                                -----------
   Gross profit                                                     13,404
Selling, general and administrative expenses                        23,106
Other income, net                                                      833
                                                                -----------
   Loss from operations                                             (8,869)
Interest expense                                                       186
                                                                -----------
Loss before income tax benefit                                      (9,055)
Income tax benefit                                                   3,441
                                                                -----------
   Net loss                                                        $(5,614)
                                                                ===========
Loss per share - Basic and Diluted                                  $(0.14)
                                                                ===========

Statement of Cash Flows for the five-week Transition Period ended February 3, 2001:

Cash flows from operating activities:
   Net loss                                                        $(5,614)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                              1,299
          Tax benefit from exercise of stock options                    22
          Deferred income taxes                                        236
          Changes in assets and liabilities:
              Trade and other receivables                            1,309
              Inventories                                           (5,445)
              Prepaid expenses and other current assets                529
              Other assets                                              50
              Accounts payable                                     (41,083)
              Accrued liabilities                                   (8,556)
              Income taxes payable                                  (3,705)
              Other liabilities                                         55
                                                                -----------
   Net cash used in operating activities                           (60,903)
Cash flows used in investing activities:
   Capital expenditures                                               (848)
Cash flows from financing activities:
   Net borrowings under notes payable to banks                      60,236
   Proceeds from exercise of stock options                              40
   Proceeds from employee stock purchase plan                          469
   Purchase of common stock                                           (454)
                                                                -----------
   Net cash provided by financing activities                        60,291
                                                                -----------
Net decrease in cash and cash equivalents                           (1,460)
Cash and cash equivalents at December 30, 2000                      12,526
                                                                -----------
Cash and cash equivalents at February 3, 2001                      $11,066
                                                                ===========

Interest and taxes paid during the five-week Transition Period ended February 3, 2001 were $1,072,000 and $17,000, respectively.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

13.  Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations.

14.  Subsequent Event

The Company regularly reviews under-performing stores and implements strategies designed to improve their performance. In Spring 2003, following more than two years of retail economic weakness, it was determined that a group of these under-performing stores would be unlikely to achieve profitability despite the Company's concerted efforts to stimulate sales. In order to improve the quality of the Company's portfolio of stores, management decided in April to close 13 stores in addition to the three already planned for closure in 2003 (see Note
10). In accordance with SFAS No. 146, the estimated charges that will be recorded in 2003 are approximately $19 million to recognize the present value of store closing costs. In addition, approximately $10 million in markdowns will be required to liquidate inventory in those stores.

                                INDEX TO EXHIBITS

      *3.1    Articles of Incorporation of the registrant

       3.2    Bylaws of the registrant (amended May 7, 2001)

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

    ~*10.1    Form of Director's and Officer's Indemnification Agreement

      10.2 Revolving Credit Agreement dated as of June 28, 2001 between Stein Mart, Inc. and SunTrust Bank, as Administrative Agent (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

    10.2.1 First Amendment to Revolving Credit Agreement dated as of November 9, 2001 among Stein Mart, Inc. and SunTrust Bank, as Administrative Agent (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter year ended September 29, 2001)

    10.2.2 Second Amendment to Revolving Credit Agreement dated as of April 30, 2002 among Stein Mart, Inc. and SunTrust Bank, as Administrative Agent (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4, 2002)

    ~*10.3    Employee Stock Plan

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

    ~*10.8    Director Stock Option Plan

    ~^10.9    Executive Split Dollar Plan

   ~^10.10    Executive Deferral Plan

     10.11 2001 Omnibus Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on August 7, 2001)

      23.1    Consent of PricewaterhouseCoopers LLP (filed herein)

      99.1    Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350 (filed herein)

      99.2    Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350 (filed herein)

      99.3    Audit Committee Charter, amended March 24, 2003 (filed herein)

      99.4 Compensation Committee Charter, amended March 24, 2003 (filed herein)

      99.5    Corporate Governance Committee Charter (filed herein)

* Previously filed as Exhibit to Form S-1 Registration Statement 33-46322 and incorporated herein by reference.
^ Previously filed  as Exhibit  to  the Company's Form 10-K for the  fiscal year ended January 1, 2000 and incorporated herein by reference.
~ Management Contracts  or Compensatory Plan  or Arrangements  filed pursuant to
  S-K 601 (10) (iii)(A).