Form 10-Q
period 2003-05-03
STEIN MART INC
filed 2003-06-16
CIK 884940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

                                 Yes [X] No [ ]

At May 31, 2003, the latest practicable date, there were 41,640,704 shares outstanding of Common Stock, $.01 par value.

                                STEIN MART, INC.
                                TABLE OF CONTENTS



                                                                            PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements:

            Balance Sheets at May 3, 2003, February 1, 2003                   3
                and May 4, 2002

            Statements of Income for the 13 Weeks Ended                       4
                May 3, 2003 and May 4, 2002

            Statements of Cash Flows for the 13 Weeks Ended                   5
                May 3, 2003 and May 4, 2002

            Notes to Financial Statements                                     6

  Item 2.   Management's Discussion and Analysis of Financial                 8
                Condition and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk       10

  Item 4.   Controls and Procedures                                          10

PART II - OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders              11

  Item 6.   Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                   12

CERTIFICATIONS                                                               13



                                Stein Mart, Inc.
                                 Balance Sheets
                                 (In thousands)



                                                                      May 3,           February 1,          May 4,
                                                                       2003               2003               2002
                                                                  --------------     --------------     --------------
ASSETS                                                              (Unaudited)                           (Unaudited)
Current assets:
   Cash and cash equivalents                                          $ 17,052           $  9,859           $ 18,653
   Trade and other receivables                                           3,700              4,919              3,390
   Inventories                                                         329,838            297,230            345,532
   Prepaid expenses and other current assets                             5,783              4,361              5,940
                                                                  --------------     --------------     --------------
       Total current assets                                            356,373            316,369            373,515

Property and equipment, net                                             86,133             86,351             91,321
Other assets                                                             7,755              7,497              5,761
                                                                  --------------     --------------     --------------
       Total assets                                                   $450,261           $410,217           $470,597
                                                                  ==============     ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $ 96,802           $ 70,472           $126,964
   Accrued liabilities                                                  52,945             53,407             48,864
   Income taxes payable                                                    907              5,353              1,741
   Notes payable to banks                                               56,300             41,350               -
                                                                  --------------     --------------     --------------
       Total current liabilities                                       206,954            170,582            177,569

Notes payable to banks                                                    -                  -                63,700
Other liabilities                                                       18,699             16,328             15,074
                                                                  --------------     --------------     --------------
       Total liabilities                                               225,653            186,910            256,343

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
   Preferred stock - $.01 par value; 1,000,000 shares
    authorized; no shares outstanding
   Common stock - $.01 par value; 100,000,000 shares
    authorized; 41,568,678; 41,618,678 and 41,646,151
    shares issued and outstanding, respectively                            416                416                416
   Paid-in capital                                                         509                721               -
   Retained earnings                                                   223,683            222,170            213,838
                                                                  --------------     --------------     --------------
       Total stockholders' equity                                      224,608            223,307            214,254
                                                                  --------------     --------------     --------------
       Total liabilities and stockholders' equity                     $450,261           $410,217           $470,597
                                                                  ==============     ==============     ==============

   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                              Statements of Income
                                   (Unaudited)
                     (In thousands except per share amounts)



                                                                        For The 13 Weeks Ended
                                                                  ---------------------------------
                                                                      May 3,             May 4,
                                                                       2003               2002
                                                                  --------------     --------------
Net sales                                                             $330,557           $355,979

Cost of merchandise sold                                               246,861            259,448
                                                                  --------------     --------------
     Gross profit                                                       83,696             96,531

Selling, general and administrative expenses                            84,503             81,281

Other income, net                                                        3,653              3,700
                                                                  --------------     --------------
     Income from operations                                              2,846             18,950

Interest expense                                                           405                614
                                                                  --------------     --------------
Income before income taxes                                               2,441             18,336

Income tax provision                                                       928              6,968
                                                                  --------------     --------------
     Net income                                                       $  1,513           $ 11,368
                                                                  ==============     ==============
Earnings per share - Basic                                               $0.04              $0.27
                                                                  ==============     ==============
Earnings per share - Diluted                                             $0.04              $0.27
                                                                  ==============     ==============
Weighted-average shares outstanding - Basic                             41,587             41,554
                                                                  ==============     ==============
Weighted-average shares outstanding -Diluted                            41,587             41,930
                                                                  ==============     ==============

   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)



                                                                        For The 13 Weeks Ended
                                                                  ---------------------------------
                                                                      May 3,             May 4,
                                                                       2003               2002
                                                                  --------------     --------------
Cash flows from operating activities:
  Net income                                                           $ 1,513            $11,368
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                      4,824              4,536
      Impairment of property and other assets                              765               -
      Deferred income taxes                                                (46)             7,100
      Tax benefit from exercise of stock options                          -                   377
      Changes in assets and liabilities:
        Trade and other receivables                                      1,219              1,811
        Inventories                                                    (32,608)           (49,374)
        Prepaid expenses and other current assets                         (891)              (863)
        Other assets                                                      (354)               351
        Accounts payable                                                26,330             33,289
        Accrued liabilities                                               (462)             2,863
        Income taxes payable                                            (4,446)            (2,330)
        Other liabilities                                                1,886                (59)
                                                                  --------------     --------------
  Net cash (used in) provided by operating activities                   (2,270)             9,069

Cash flows used in investing activities:
  Capital expenditures                                                  (5,275)            (7,256)

Cash flows from financing activities:
  Net borrowings under notes payable to banks                           14,950              5,950
  Proceeds from exercise of stock options                                 -                   726
  Purchase of common stock                                                (212)              (112)
                                                                  --------------     --------------
  Net cash provided by financing activities                             14,738              6,564
                                                                  --------------     --------------
Net increase in cash and cash equivalents                                7,193              8,377
Cash and cash equivalents at beginning of year                           9,859             10,276
                                                                  --------------     --------------
Cash and cash equivalents at end of period                             $17,052            $18,653
                                                                  ==============     ==============
Supplemental disclosures of cash flow information:
  Interest paid                                                        $   407            $   629
  Income taxes paid                                                      5,412              1,783

The accompanying notes are an integral part of these financial statements.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   May 3, 2003
                                   (Unaudited)

1.  Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended February 1, 2003.

2.  Store Closings
The Company regularly reviews under-performing stores and implements strategies designed to improve their performance. In Spring 2003, following more than two years of retail economic weakness, it was determined that a group of these under-performing stores would be unlikely to achieve profitability despite the Company's concerted efforts to stimulate sales. In order to improve the quality of the Company's portfolio of stores, management decided in April to close 13 stores in addition to the three already planned for closure in 2003. Three of these stores have been closed, incurring minimal lease exit costs. Nine began their going out of business process in May and the remaining four will close by the end of the year. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the estimated charges that will be recorded at the store closing dates during the last three quarters of 2003 are approximately $19 million to recognize the present value of store closing costs. In addition, approximately $10 million in markdowns will be required to liquidate inventory in those stores.

During the fourth quarter of 2002, the Company recorded a pre-tax non-cash asset impairment charge of $2.7 million to reduce the carrying value of property and equipment of certain closing and/or under-performing stores to their respective estimated fair value. During the first quarter of 2003, the Company recorded an additional asset impairment charge of $0.8 million to further reduce the carrying value of property and equipment of four of the stores closing in 2003. The charge is included in Selling, general and administrative expenses in the Statement of Income for the 13 weeks ended May 3, 2003.

The store closing reserve at May 3, 2003 includes the remaining lease obligation for one store closed in December 1999 ($3.0 million) and the estimated cost of lease terminations for four stores closed during 2002 ($1.6 million). Payments include ongoing lease costs for previously closed stores. Activity in the store closing reserve is as follows (000's):

                                                13 Weeks Ended
                                         ---------------------------
                                            May 3,         May 4,
                                             2003           2002
                                         ------------   ------------
Balance at beginning of period              $4,982         $5,680
Payments                                      (418)          (110)
                                         ------------   ------------
Balance at end of period                    $4,564         $5,570
                                         ============   ============

The store closing reserve at May 3, 2003 and May 4, 2002 has a current portion (included in Accrued liabilities) of $1.2 million and $0.9 million, respectively, and a long-term portion (included in Other liabilities) of $3.4 million and $4.7 million, respectively.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   May 3, 2003
                                   (Unaudited)

3.  Notes Payable to Banks
The Company has a revolving credit agreement with a group of banks which extends through June 2004. The agreement, which was amended in April 2002, provides a $135 million senior revolving credit facility, including a $10 million letter of credit sub-facility. Borrowings are secured by trade and other receivables and inventories. Interest is payable at rates based on spreads over the London Interbank Offering Rate (LIBOR) or the Prime Rate. A quarterly commitment fee ranging from 0.375% to 0.50% per annum is paid on the unused portion of the commitment. The agreement requires the Company to maintain certain financial ratios and indebtedness tests. Notes payable to banks is classified as current at May 3, 2003 because the Company was not in compliance with certain of the financial covenants at the end of the quarter. The Company is in the process of negotiating a new credit agreement which is expected to close in June 2003.

4.  Accounting For Stock-Based Compensation
The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation," and intends to retain the intrinsic value method of accounting for stock-based compensation which it currently uses. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost of the Company's stock option plans been determined consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                    13 Weeks Ended
                                             ---------------------------
                                                May 3,         May 4,
                                                 2003           2002
                                             ------------   ------------
Net income - as reported                         $1,513        $11,368
Stock option compensation - net of tax              377            456
                                             ------------    -----------
Net income - pro forma                           $1,136        $10,912
                                             ============    ===========

Basic earnings per share - as reported            $0.04          $0.27
Diluted earnings per share - as reported           0.04           0.27

Basic earnings per share - pro forma              $0.03          $0.26
Diluted earnings per share - pro forma             0.03           0.26

5.  Earnings Per Share and Stockholders' Equity
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding plus common stock equivalents related to stock options for each period.

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                                   13 Weeks Ended
                                             ---------------------------
                                                May 3,         May 4,
                                                 2003           2002
                                             ------------   ------------
Weighted-average number of common shares         41,587         41,554
Stock options                                      -               376
                                             ------------   ------------
Weighted-average number of common shares
  plus common stock equivalents                  41,587         41,930
                                             ============   ============

During the first quarter of 2003 and 2002, the Company repurchased 50,000 shares and 10,000 shares for $212,000 and $112,000, respectively.

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

Any such forward-looking statements contained in this document are subject to risks and uncertainties that could cause the Company's actual results of operations to differ materially from historical results or current expectations. These risks include, without limitation, ongoing competition from other retailers many of whom are larger and have greater financial and marketing resources, the availability of suitable new store sites at acceptable lease terms, ability to successfully implement strategies to exit or improve under-performing stores, changes in store closings, changing preferences in apparel, changes in the level of consumer spending due to current events and/or general economic conditions, continued decreases in comparable stores sales, adequate sources of designer and brand-name merchandise at acceptable prices, and the Company's ability to attract and retain qualified employees to support planned growth.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make clear that any projected results expressed or implied therein will not be realized.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by each line item presented:

                                                    13 Weeks Ended
                                             ---------------------------
                                                May 3,         May 4,
                                                 2003           2002
                                             ------------   ------------
Net sales                                         100.0%         100.0%
Cost of merchandise sold                           74.7           72.9
                                             ------------   ------------
      Gross profit                                 25.3           27.1
Selling, general and administrative expenses       25.6           22.8
Other income, net                                   1.1            1.0
                                             ------------   ------------
      Income from operations                        0.8            5.3
Interest expense                                    0.1            0.2
                                             ------------   ------------
Income before income taxes                          0.7%           5.1%
                                             ============   ============

Store Closings
In April 2003, management decided to close 13 stores in addition to three already planned for closure in 2003 (see Note 2 to the Financial Statements). In accordance with SFAS No. 146 the estimated pretax charges that will be recorded at the store closing dates during the last three quarters of 2003 are approximately $19 million to recognize the present value of store closing costs. In addition, approximately $10 million in markdowns will be required to liquidate inventory in those stores.

For the 13 weeks ended May 3, 2003 compared to the 13 weeks ended May 4, 2002 Seven stores were opened and two were closed during the first quarter this year, bringing to 270 the number of stores in operation this year compared to 261 stores in operation at the end of the first quarter of 2002.

Net sales for the 13 weeks ended May 3, 2003 were $330.6 million, a 7.1 percent decrease from net sales of $356.0 million for the same period of 2002. Comparable store net sales decreased 9.3 percent from the first quarter of 2002.

                                Stein Mart, Inc.

Gross profit for the 13 weeks ended May 3, 2003 was $83.7 million or 25.3 percent of net sales compared to $96.5 million or 27.1 percent of net sales for the first quarter of 2002. The 1.8 percent decrease in the gross profit percentage resulted primarily from higher markdowns and a lack of occupancy leverage, somewhat offset by higher mark-up and reduced shrinkage in the first quarter this year compared to last year.

Selling, general and administrative expenses were $84.5 million or 25.6 percent of net sales for the 13 weeks ended May 3, 2003, as compared to $81.3 million or
22.8 percent of net sales for the same 2002 quarter. The 2.8% increase in selling, general and administrative expenses as a percent of sales is primarily due to a lack of sales leverage resulting from the 9.3 percent decrease in comparable store sales. Included in Selling, general and administrative expenses for the first quarter of 2003 is a pre-tax asset impairment charge of $0.8 million related to 2003 store closings (see Note 2 to the Financial Statements).

Other income, primarily from in-store leased shoe departments grew slightly as a percent of net sales due to the completed transition to a new shoe lessee in half of the leased shoe departments.

Interest expense was $0.4 million for the first quarter of 2003 and $0.6 million for the first quarter of 2002. The decrease resulted from lower average borrowings as a result of decreased inventory levels on a per store basis, as well as lower interest rates during the first quarter this year compared to last year.

Net income for the first quarter of 2003 was $1.5 million or $0.04 diluted earnings per share compared to net income of $11.4 million or $0.27 diluted earnings per share for the first quarter of 2002.

Liquidity and Capital Resources
Net cash used in operating activities was $2.3 million for the 13 weeks ended May 3, 2003 compared to net cash provided by operating activities of $9.1 million for the comparable period in 2002. The primary differences in cash flows from operating activities between the first quarter of 2003 and 2002 were decreased net income and decreased cash required for the procurement of merchandise due to the Company's continued inventory control management.

During the first 13 weeks of 2003 and 2002, cash flows used in investing activities amounted to $5.3 million and $7.3 million, respectively, primarily for acquisition of fixtures, equipment, and leasehold improvements for new and existing stores. Total capital expenditures for 2003 are anticipated to be approximately $17 million.

Cash flows from financing activities were $14.7 million and $6.6 million for the 13 weeks ended May 3, 2003 and May 4, 2002, respectively, which reflected in both periods net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements. During the 13 weeks ended May 3, 2003, cash was used to repurchase 50,000 shares of the Company's common stock for $212,000 compared with 10,000 shares repurchased for $112,000 in same 2002 period.

The Company has a revolving credit agreement with a group of banks which requires the Company to maintain certain financial ratios and meet required net worth and indebtedness tests. The Company was not in compliance with certain of the financial covenants at May 3, 2003. The Company is in the process of negotiating a new credit agreement which is expected to close in June 2003. The Company believes that cash flow generated from operating activities, bank borrowings and vendor credit will be sufficient to fund current and long-term capital expenditures and working capital requirements.

Seasonality
The Company's business is seasonal in nature with a higher percentage of the Company's merchandise sales and earnings generated in the fall and holiday selling seasons. Accordingly, selling, general and administrative expenses are typically higher as a percent of net sales during the first three quarters of each year.

                                Stein Mart, Inc.

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

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES
The Company's management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, within 90 days prior to the filing date of this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company is made known to them by Company employees, particularly during the period in which this Quarterly Report was being prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

                                Stein Mart, Inc.
                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         The Annual Meeting of Stockholders of Stein Mart, Inc. was held on June 9, 2003. At the meeting all of the Company's directors were elected to serve for one-year terms. The vote for each nominee for director was as follows:

                                                                  Votes
               Name of Director                Votes For         Withheld
              ----------------------------   --------------   --------------
               Alvin R. Carpenter              40,386,598        159,258
               Linda McFarland Farthing        40,007,640        538,216
               Michael D. Fisher               40,381,086        164,770
               Mitchell W. Legler              39,678,116        867,740
               Gwen K. Manto                   40,378,879        166,977
               Michael D. Rose                 40,006,440        539,416
               Richard L. Sisisky              40,385,199        160,657
               Jay Stein                       40,387,088        158,768
               Martin E. Stein, Jr.            40,038,525        507,331
               J. Wayne Weaver                 40,384,648        161,208
               John H. Williams, Jr.           40,385,284        160,572
               James H. Winston                40,006,540        539,316

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits:
             99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
             99.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

         (b) Reports on Form 8-K:
             A press release dated May 8, 2003 was filed in a Form 8-K on May 14, 2003.
             A press release dated May 22, 2003 was filed in a Form 8-K on May 29, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Stein Mart, Inc.

Date:   June 16, 2003                      /s/ Michael D. Fisher
                                           -------------------------------------
                                           Michael D. Fisher
                                           President and Chief Executive Officer


                                           /s/ James G. Delfs
                                           -------------------------------------
                                           James G. Delfs
                                           Senior Vice President and Chief
                                            Financial Officer

                                 CERTIFICATIONS

I, Michael D. Fisher, certify that:

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



Date:   June 16, 2003                      /s/ Michael D. Fisher
                                           -------------------------------------
                                           Michael D. Fisher
                                           President and Chief Executive Officer

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



Date:   June 16, 2003                      /s/ James G. Delfs
                                           -------------------------------------
                                           James G. Delfs
                                           Chief Financial Officer