Form 10-Q
period 2003-08-02
STEIN MART INC
filed 2003-09-15
CIK 884940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

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

                                 Yes [X] No [ ]

At August 30, 2003, the latest practicable date, there were 41,729,713 shares outstanding of Common Stock, $.01 par value.

                                STEIN MART, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements:

            Balance Sheets at August 2, 2003, February 1, 2003                3
                and August 3, 2002

            Statements of Operations for the 13 Weeks and 26 Weeks            4
                Ended August 2, 2003 and August 3, 2002

            Statements of Cash Flows for the 26 Weeks                         5
                Ended August 2, 2003 and August 3, 2002

            Notes to Financial Statements                                     6

  Item 2.   Management's Discussion and Analysis of Financial                 9
                Condition and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk       12

  Item 4.   Controls and Procedures                                          12

PART II - OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                   14



                                Stein Mart, Inc.
                                 Balance Sheets
                                 (In thousands)


                                                                August 2,         February 1,         August 3,
                                                                  2003               2003               2002
                                                             --------------     --------------     --------------
ASSETS                                                         (Unaudited)                           (Unaudited)
Current assets:
  Cash and cash equivalents                                      $ 14,516           $  9,859           $ 15,485
  Trade and other receivables                                       3,441              4,919              5,779
  Inventories                                                     299,759            297,230            325,765
  Prepaid taxes                                                     2,728               -                  -
  Prepaid expenses and other current assets                         8,775              4,361              6,081
                                                             --------------     --------------     --------------
       Total current assets                                       329,219            316,369            353,110

Property and equipment, net                                        84,601             86,351             89,904
Other assets                                                        8,651              7,497              7,075
                                                             --------------     --------------     --------------
       Total assets                                              $422,471           $410,217           $450,089
                                                             ==============     ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $ 71,779           $ 70,472           $ 71,856
  Accrued liabilities                                              51,633             53,407             49,979
  Income taxes payable                                               -                 5,353              1,187
  Notes payable to banks                                             -                41,350               -
                                                             --------------     --------------     --------------
       Total current liabilities                                  123,412            170,582            123,022

Notes payable to banks                                             57,449               -                93,100
Other liabilities                                                  19,314             16,328             16,505
                                                             --------------     --------------     --------------
       Total liabilities                                          200,175            186,910            232,627

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
  Preferred stock - $.01 par value; 1,000,000 shares
    authorized; no shares outstanding
  Common stock - $.01 par value; 100,000,000 shares
    authorized; 41,729,713; 41,618,678 and 41,709,381
    shares issued and outstanding, respectively                       417                416                417
  Paid-in capital                                                   1,353                721               -
  Unearned compensation                                              (384)              -                  -
  Retained earnings                                               220,910            222,170            217,045
                                                             --------------     --------------     --------------
       Total stockholders' equity                                 222,296            223,307            217,462
                                                             --------------     --------------     --------------
       Total liabilities and stockholders' equity                $422,471           $410,217           $450,089
                                                             ==============     ==============     ==============

   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                            Statements of Operations
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                                       13 Weeks Ended                        26 Weeks Ended
                                                             ---------------------------------     ---------------------------------
                                                                August 2,          August 3,          August 2,          August 3,
                                                                  2003               2002               2003               2002
                                                             --------------     --------------     --------------     --------------
Net sales                                                        $303,548           $311,427           $634,105           $667,406

Cost of merchandise sold                                          232,258            233,323            479,119            492,771
                                                             --------------     --------------     --------------     --------------
     Gross profit                                                  71,290             78,104            154,986            174,635

Selling, general and administrative expenses                       78,355             76,318            162,858            157,599

Other income, net                                                   3,079              3,359              6,732              7,059
                                                             --------------     --------------     --------------     --------------
     Income (loss) from operations                                 (3,986)             5,145             (1,140)            24,095

Interest expense                                                      487                669                892              1,283
                                                             --------------     --------------     --------------     --------------
Income (loss) before income taxes                                  (4,473)             4,476             (2,032)            22,812

Income tax benefit (provision)                                      1,700             (1,701)               772             (8,669)
                                                             --------------     --------------     --------------     --------------
     Net income (loss)                                           $ (2,773)          $  2,775           $ (1,260)          $ 14,143
                                                             ==============     ==============     ==============     ==============


Earnings (loss) per share - Basic                                  $(0.07)             $0.07             $(0.03)             $0.34
                                                             ==============     ==============     ==============     ==============
Earnings (loss) per share - Diluted                                $(0.07)             $0.07             $(0.03)             $0.34
                                                             ==============     ==============     ==============     ==============


Weighted-average shares outstanding - Basic                        41,601             41,669             41,594             41,612
                                                             ==============     ==============     ==============     ==============
Weighted-average shares outstanding - Diluted                      41,601             42,024             41,594             41,977
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



                                Stein Mart, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                       26 Weeks Ended
                                                             ---------------------------------
                                                                August 2,          August 3,
                                                                  2003               2002
                                                             --------------     --------------
Cash flows from operating activities:
  Net income (loss)                                               $(1,260)           $14,143
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Depreciation and amortization                                 9,660              9,190
      Impairment of property and other assets                         765               -
      Increase in store closing reserve                             1,529               -
      Deferred income taxes                                           700              1,819
      Issuance of restricted stock                                     13               -
      Tax benefit from exercise of stock options                     -                   385
      Changes in assets and liabilities:
        Trade and other receivables                                 1,478               (578)
        Inventories                                                (2,529)           (29,607)
        Prepaid taxes                                              (2,728)              -
        Prepaid expenses and other current assets                  (4,610)             4,401
        Other assets                                               (1,250)              (963)
        Accounts payable                                            1,307            (21,819)
        Accrued liabilities                                        (2,697)             3,978
        Income taxes payable                                       (5,353)            (2,884)
        Other liabilities                                           1,876              1,248
                                                             --------------     --------------
  Net cash used in operating activities                            (3,099)           (20,687)
Cash flows used in investing activities:
  Capital expenditures                                             (8,579)           (10,493)
Cash flows from financing activities:
  Net borrowings under notes payable to banks                      16,099             35,350
  Proceeds from exercise of stock options                            -                   775
  Proceeds from employee stock purchase plan                          448                482
  Purchase of common stock                                           (212)              (218)
                                                             --------------     --------------
  Net cash provided by financing activities                        16,335             36,389
                                                             --------------     --------------
Net increase in cash and cash equivalents                           4,657              5,209
Cash and cash equivalents at beginning of year                      9,859             10,276
                                                             --------------     --------------
Cash and cash equivalents at end of period                        $14,516            $15,485
                                                             ==============     ==============
Supplemental disclosures of cash flow information:

  Interest paid                                                   $   920            $ 1,231
  Income taxes paid                                                 6,596              2,242


   The accompanying notes are an integral part of these financial statements.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 August 2, 2003
                                   (Unaudited)

1.  Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 26-week periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended February 1, 2003.

2.  Store Closings
In order to improve the quality of the Company's portfolio of stores, management decided to close 16 under-performing stores in 2003. Two stores were closed in the first quarter, incurring minimal lease exit costs, and two stores were closed during the second quarter, incurring a $1.0 million pretax charge for the present value of lease termination costs. Eight stores are planned to close in the third quarter and the remaining four will close in the fourth quarter. Severance costs of $0.5 million were also recorded during the second quarter. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the charges to recognize the present value of store closing costs for the remaining 12 stores to close during the second half of 2003 are estimated to be approximately $7.0 million, net of estimated sublease income that could reasonably be obtained for the properties, and will be recorded at the store closing dates. Total store closing charges for 2003 are estimated to be approximately $10.0 million.

The following tables show the activity in the store closing reserve:

                                 Feb. 1,                                Aug. 2,
                                  2003        Charges     Payments       2003
                               ----------   ----------   ----------   ----------
Lease termination costs           $4,982       $1,000        $(714)      $5,268
Severance                           -             529         -             529
                               ----------   ----------   ----------   ----------
                                  $4,982       $1,529        $(714)      $5,797
                               ==========   ==========   ==========   ==========

                                 Feb. 2,                                Aug. 3,
                                  2002        Charges     Payments       2002
                               ----------   ----------   ----------   ----------
Lease termination costs           $5,680         -           $(231)      $5,449
Severance                           -            -            -            -
                               ----------   ----------   ----------   ----------
                                  $5,680         -           $(231)      $5,449
                               ==========   ==========   ==========   ==========

The store closing reserve at August 2, 2003, February 1, 2003 and August 3, 2002 includes a current portion (in Accrued liabilities) of $1.9 million, $1.5 million and $1.4 million, respectively, and a long-term portion (in Other liabilities) of $3.9 million, $3.5 million and $4.0 million, respectively.

During the fourth quarter of 2002, the Company recorded a pretax non-cash asset impairment charge of $2.7 million to reduce the carrying value of property and equipment of certain closing and/or under-performing stores to their respective estimated fair value. During the first quarter of 2003, the Company recorded an additional asset impairment charge of $0.8 million to further reduce the carrying value of property and equipment of four of the stores closing in 2003. The charge is included in selling, general and administrative expenses in the Statement of Operations for the 26 weeks ended August 2, 2003.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 August 2, 2003
                                   (Unaudited)

3.  Notes Payable to Banks
In July 2003, the Company completed a three-year $150 million senior revolving credit agreement (the "Agreement") with a group of lenders to replace its existing loan facility. Under the terms of the Agreement, the Company has the option to increase the facility by an additional $25 million and to extend the terms for an additional year.

Borrowings under the Agreement are based on and secured by eligible inventory. The Company routinely issues standby and commercial letters of credit for purposes of securing foreign sourced merchandise and certain insurance programs. Outstanding letters of credit reduce availability under the credit agreement. The Company had $3.4 million in outstanding letters of credit as of August 2, 2003.

The interest rates on borrowings under the Agreement range from Prime to Prime plus .25% per annum for Prime Rate Loans and LIBOR plus 1.50% to LIBOR plus 2.25% per annum for Eurodollar Rate Loans and are established quarterly, based on excess availability as defined in the Agreement. As of August 2, 2003, the interest rates for Prime Rate and Eurodollar Rate Loans were 4.13% and 2.85%, respectively. An unused line fee of .25% to .375% per annum (.375% as of August 2, 2003) is charged on the unused portion of the revolving credit facility, based on excess availability. The Company was in full compliance with the terms of the Agreement as of August 2, 2003.

Notes payable to banks was classified as current at February 1, 2003 because management's projections indicated that the Company would not be in compliance with certain of the financial covenants under the previous credit agreement as of the end of the first quarter 2003.

4.  Earnings Per Share and Stockholders' Equity
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding plus common stock equivalents for each period.

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                                     13 Weeks Ended            26 Weeks Ended
                                                 -----------------------   -----------------------
                                                  August 2,    August 3,    August 2,    August 3,
                                                    2003         2002         2003         2002
                                                 ----------   ----------   ----------   ----------
Weighted-average number of common shares            41,601       41,669       41,594       41,612
Stock options                                         -             355         -             365
                                                 ----------   ----------   ----------   ----------
Weighted-average number of common shares
  plus common stock equivalents                     41,601       42,024       41,594       41,977
                                                 ==========   ==========   ==========   ==========

The Company repurchased 50,000 shares and 20,000 shares during the first half of 2003 and 2002, respectively, at a cost of $0.2 million in each period.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 August 2, 2003
                                   (Unaudited)

5.  Accounting For Stock-Based Compensation
In late 2002, the Compensation Committee of the Board of Directors determined that it was appropriate to undertake an overall review of the Company's compensation strategies. As part of this overall review, it was decided that starting in fiscal 2003 restricted stock awards, as provided for in the Stein Mart, Inc. 2001 Omnibus Plan, in addition to stock options would be granted as part of the Long-Term Compensation portion of the compensation program. A total of 72,026 restricted shares were issued to key employees in May 2003 at $5.53 per share, the market value at date of grant. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. Vesting occurs seven years following the date of grant or at the end of the second fiscal year following date of grant, if certain defined Company performance goals are achieved.

The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation," and intends to retain the intrinsic value method of accounting for stock-based compensation which it currently uses. Accordingly, no compensation cost has been recognized for the stock option plans. Restricted stock awards issued by the Company are accounted for in accordance with APB 25. The employee compensation cost is included in net income, as reported, throughout the vesting period. Had compensation cost of the Company's stock-based plans been determined consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been changed to the following pro forma amounts:

                                                      13 Weeks Ended            26 Weeks Ended
                                                 -----------------------   -----------------------
                                                  August 2,    August 3,    August 2,    August 3,
                                                    2003         2002         2003         2002
                                                 ----------   ----------   ----------   ----------
Net income (loss) - as reported                    $(2,773)      $2,775      $(1,260)     $14,143

Add:  Restricted stock-based employee
compensation expense included in reported
net income (loss), net of related tax effects            9         -               9         -

Deduct:  Total stock-based employee
compensation expense determined under the
fair value based method for all awards, net of
related tax effects                                   (373)        (440)        (742)        (896)
                                                 ----------   ----------   ----------   ----------

Net income (loss) - pro forma                      $(3,137)      $2,335      $(1,993)     $13,247
                                                 ==========   ==========   ==========   ==========

Basic earnings (loss) per share - as reported       $(0.07)       $0.07       $(0.03)       $0.34
Diluted earnings (loss) per share - as reported     $(0.07)       $0.07       $(0.03)       $0.34

Basic earnings (loss) per share - pro forma         $(0.08)       $0.06       $(0.05)       $0.32
Diluted earnings (loss) per share - pro forma       $(0.08)       $0.06       $(0.05)       $0.32


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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by each line item presented:

                                                      13 Weeks Ended            26 Weeks Ended
                                                 -----------------------   -----------------------
                                                  August 2,    August 3,    August 2,    August 3,
                                                    2003         2002         2003         2002
                                                 ----------   ----------   ----------   ----------
Net sales                                          100.0%       100.0%       100.0%       100.0%
Cost of merchandise sold                            76.5         74.9         75.6         73.8
                                                 ----------   ----------   ----------   ----------
     Gross profit                                   23.5         25.1         24.4         26.2
Selling, general and
     administrative expenses                        25.8         24.5         25.7         23.6
Other income, net                                    1.0          1.1          1.1          1.0
                                                 ----------   ----------   ----------   ----------
     Income (loss) from operations                  (1.3)         1.7         (0.2)         3.6
Interest expense                                     0.2          0.2          0.1          0.2
                                                 ----------   ----------   ----------   ----------
Income (loss) before income taxes                   (1.5)         1.5         (0.3)         3.4
Income tax benefit (provision)                       0.6          0.6          0.1          1.3
                                                 ----------   ----------   ----------   ----------
     Net income (loss)                              (0.9)%        0.9%        (0.2)%        2.1%
                                                 ==========   ==========   ==========   ==========

Store Closings
In Spring 2003, management decided to close 16 stores in 2003 (see Note 2 to the Financial Statements). Four of these stores were closed in the first half of 2003. In accordance with SFAS No. 146 the charges to recognize the present value of store closing costs for the 16 stores closed or closing during 2003 are estimated to be approximately $10.0 million, net of estimated sublease income that could reasonably be obtained for the properties.

                                Stein Mart, Inc.

For the 13 weeks ended August 2, 2003 compared with the 13 weeks ended August 3, 2002:
Two stores were opened and two were closed during the second quarter this year, bringing to 270 the number of stores in operation this year compared to 261 stores in operation at the end of the second quarter of 2002.

Net sales for the 13 weeks ended August 2, 2003 were $303.5 million, a 2.5 percent decrease from net sales of $311.4 million for the same period of 2002. Comparable store net sales decreased 5.8 percent from the second quarter of 2002.

Gross profit for the quarter ended August 2, 2003 was $71.3 million or 23.5 percent of net sales, a 1.6 percentage point decrease from gross profit of $78.1 million or 25.1 percent of net sales for the second quarter of 2002. Mark-up improved over last year, but was offset by higher markdowns, including a 1.6 percentage point increase in markdowns from going-out-of-business stores and a lack of occupancy leverage.

Selling, general and administrative expenses were $78.4 million or 25.8 percent of net sales for the quarter ended August 2, 2003, as compared to $76.3 million or 24.5 percent of net sales for the same 2002 quarter. More than half of the
1.3 percent increase in selling, general and administrative expenses as a percent of sales is due to store closing expenses of $2.1 million, including a $1.0 million charge for the present value of store closing costs for two stores that closed in the second quarter, $0.5 million for severance costs (see Note 2 to the Financial Statements) and $0.6 million of other related store closing expenses. The balance of the increase was due to a lack of leverage resulting from the 5.8% decrease in comparable store net sales.

Other income, primarily from in-store leased shoe departments, was $3.1 million and $3.4 million for the second quarter of 2003 and 2002, respectively. The slight decrease as a percent of sales is due to the change in the fragrance department from a leased operation to an owned department.

Interest expense was $0.5 million for the second quarter of 2003 and $0.7 million for the second quarter of 2002. The decrease resulted from lower average borrowings and lower interest rates during the second quarter this year compared to last year.

Net loss for the second quarter of 2003 was $2.8 million or $(0.07) diluted loss per share compared to net income of $2.8 million or $0.07 diluted earnings per share for the second quarter of 2002. The pretax loss from operations incurred by the 16 stores that have closed or are being closed totaled $6.8 million or $(0.10) after tax diluted loss per share in the second quarter of 2003. Excluding the losses from these stores, the second quarter would have been profitable.

For the 26 weeks ended August 2, 2003 compared with the 26 weeks ended August 3, 2002:
Nine stores were opened and four were closed during the first half of this year, bringing to 270 the number of stores in operation this year compared to 261 stores in operation at the end of the second quarter of 2002.

Net sales for the 26 weeks ended August 2, 2003 were $634.1 million, a 5.0 percent decrease from net sales of $667.4 million for the same period of 2002. Comparable store net sales decreased 7.6 percent from the first half of 2002.

Gross profit for the 26 weeks ended August 2, 2003 was $155.0 million or 24.4 percent of net sales, a 1.8 percentage point decrease from gross profit of $174.6 million or 26.2 percent of net sales in the first half of 2002. Mark-up improved over last year's first half, but was more than offset by higher markdowns and a lack of occupancy leverage. Additional markdowns in the stores that were in a going-out-of-business process accounted for more than half of the decrease in gross profit as a percent of sales.

                                Stein Mart, Inc.

Selling, general and administrative expenses were $162.9 million or 25.7 percent of net sales for the 26 weeks ended August 2, 2003, as compared to $157.6 million or 23.6 percent of net sales for the same 2002 period. The 2.1 percent increase in selling, general and administrative expenses as a percent of sales is due to store closing expenses of $2.9 million and a lack of leverage resulting from the 7.6% decrease in comparable store net sales for the first half of 2003. Store closing expenses include a pretax asset impairment charge of $0.8 million related to 2003 store closings, a $1.0 million charge for the present value of store closing costs for two stores that closed in the second quarter, $0.5 million for severance costs (see Note 2 to the Financial Statements) and $0.6 million of other related store closing expenses.

Other income, primarily from in-store leased shoe departments, was $6.7 million and $7.1 million for the first half of 2003 and 2002, respectively.

Interest expense was $0.9 million for the first half of 2003 and $1.3 million for the first half of 2002. The decrease resulted from lower average borrowings and lower interest rates during the first half of this year compared to last year. Borrowings were $36 million lower than at the end of the second quarter last year due to ongoing inventory and expense control disciplines.

Net loss for the first half of 2003 was $1.3 million or $(0.03) diluted loss per share compared to net income of $14.1 million or $0.34 diluted earnings per share for the first half of 2002. The pretax loss from operations incurred by the 16 stores that have closed or are being closed totaled $10.7 million or $(0.16) after tax diluted loss per share in the first half of 2003. Excluding the losses from these stores, the first half would have been profitable.

Liquidity and Capital Resources
Net cash used in operating activities was $3.1 million for the first half of 2003 and $20.7 million for the first half of 2002. The primary reasons for the change in cash used in operating activities between 2003 and 2002 were decreased inventory levels and decreased cash required for the procurement of merchandise due to the Company's continued inventory control management.

During the first half of 2003 and 2002, cash flows used in investing activities amounted to $8.6 million and $10.5 million, respectively, primarily for acquisition of fixtures, equipment, and leasehold improvements for new and existing stores.

Cash flows from financing activities were $16.3 million and $36.4 million for the first half of 2003 and 2002, respectively, reflecting in both periods primarily net borrowing under the Company's revolving credit agreement to meet seasonal working capital requirements.

As discussed in Note 3 to the Financial Statements, in July 2003 the Company completed a three-year $150 million senior revolving credit agreement to replace its existing loan facility. The Company believes that cash flow generated from operating activities, bank borrowings and vendor credit will be sufficient to fund current and long-term capital expenditures and working capital requirements.

New Marketing Initiative
The Company has used percentage-off coupons in both its newspaper inserts and direct mail offerings for the past three years. What began as a strategy to attract new customers in a difficult retail environment has now run its course and is no longer supportive of the Company's unique selling proposition. As a result, the Company has refrained from across-the-board coupons in its advertising and sales promotions since the last weekend in July 2003. Minimizing coupons may have a negative impact on sales in the short term.

At the same time, the Company is preparing a new advertising campaign to showcase its unique blend of fashion merchandise, outstanding value and convenient locations. The new campaign will be both image and event-focused, and will use newspaper inserts, direct mail, radio and, starting with six test markets in August, television advertising. After the television test results are validated, the Company will roll out its first nationwide TV campaign in time for the 2003 holiday season.

                                Stein Mart, Inc.

Fall 2003 Expectations
Given the current economic environment and the disengagement from coupons, management expects a challenging third quarter, traditionally the Company's most difficult period. This year, the third quarter will be disadvantaged as customers adjust to the change in marketing strategy and, as a result, management believes comparable store sales could decrease approximately 10-12 percent in the third quarter as compared to the 2.2 percent increase in the third quarter of 2002 which produced a loss of $0.09 per share. In addition, the closure of eight under-performing stores will substantially increase store closing expenses as compared to the second quarter of 2003.

In the fourth quarter, assuming an improving economy, the successful launch of the Company's new advertising campaign and the closure of the final four of the 16 stores in the store-closing program, the Company's performance should improve. Management expects to be profitable for fiscal 2003, excluding the impact of the 16 closed stores.

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

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES
As of August 2, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them to material information relating to the Company required to be included in the Company's Exchange Act filings in a timely manner.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                Stein Mart, Inc.
                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
             10.1 Loan and Security  Agreement dated July 18, 2003, among  Stein
                  Mart, Inc., Wachovia Bank, National Association and Fleet Retail Finance, Inc. as Co-Arrangers, Congress Financial Corporation (Florida) as Administrative and Collateral Agent, General Electric Capital Corporation as Documentation Agent and the Lenders (as such terms are defined in the Credit Agreement).

             31.1 Certification  of Chief Executive Officer  Pursuant to Section
                  302 of the  Sarbanes-Oxley Act of 2002

             31.2 Certification  of Chief Financial Officer  Pursuant to Section
                  302 of the  Sarbanes-Oxley Act of 2002

             32.1 Certification of the  Chief Executive  Officer Pursuant  to 18
                  U.S.C. Section 1350

             32.2 Certification of the  Chief Financial  Officer Pursuant  to 18
                  U.S.C. Section 1350

         (b) Reports on Form 8-K:
             A press  release  dated  July 23, 2003 was filed  in a Form 8-K  on
             July 24, 2003  regarding   the  completion  of  a  three-year  $150
             million senior revolving credit agreement.

             A press release dated August 21, 2003 was filed in a Form 8-K on August 26, 2003 which included earnings guidance for the third quarter and the year ending January 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Stein Mart, Inc.

Date:   September 15, 2003                 /s/ Michael D. Fisher
                                           -------------------------------------
                                           Michael D. Fisher
                                           President and Chief Executive Officer


                                           /s/ James G. Delfs
                                           -------------------------------------
                                           James G. Delfs
                                           Senior Vice President and Chief
                                            Financial Officer