Form 10-Q
period 2003-11-01
STEIN MART INC
filed 2003-12-15
CIK 884940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

                            Yes [X]      No [ ]

At November 29, 2003, the latest practicable date, there were 41,728,621 shares outstanding of Common Stock, $.01 par value.

                                STEIN MART, INC.
                                TABLE OF CONTENTS


                                                                            PAGE
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements:

               Balance Sheets at November 1, 2003, February 1, 2003           3
                   and November 2, 2002

               Statements of Operations for the 13 Weeks and 39 Weeks         4
                   Ended November 1, 2003 and November 2, 2002

               Statements of Cash Flows for the 39 Weeks Ended                5
                   November 1, 2003 and November 2, 2002

               Notes to Financial Statements                                  6

      Item 2.  Management's Discussion and Analysis of Financial             10
                   Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk    13

      Item 4.  Controls and Procedures                                       13

PART II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                                   15



                                Stein Mart, Inc.
                                 Balance Sheets
                                 (In thousands)


                                                               November 1,        February 1,        November 2,
                                                                  2003               2003               2002
                                                             --------------     --------------     --------------
ASSETS                                                         (Unaudited)                           (Unaudited)
Current assets:
    Cash and cash equivalents                                    $ 13,555           $  9,859           $ 15,525
    Trade and other receivables                                     9,359              4,919              5,563
    Inventories                                                   365,494            297,230            385,441
    Prepaid expenses and other current assets                      10,115              4,361              7,779
                                                             --------------     --------------     --------------
            Total current assets                                  398,523            316,369            414,308
Property and equipment, net                                        81,541             86,351             90,360
Other assets                                                       10,091              7,497              8,021
                                                             --------------     --------------     --------------
            Total assets                                         $490,155           $410,217           $512,689
                                                             ==============     ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $123,206           $ 70,472           $141,326
    Accrued liabilities                                            58,898             53,407             56,935
    Income taxes payable                                             -                 5,353               -
    Notes payable to banks                                           -                41,350               -
                                                             --------------     --------------     --------------
            Total current liabilities                             182,104            170,582            198,261
Notes payable to banks                                             74,968               -                84,700
Other liabilities                                                  21,151             16,328             17,378
                                                             --------------     --------------     --------------
            Total liabilities                                     278,223            186,910            300,339

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
    Preferred stock - $.01 par value; 1,000,000 shares
        authorized; no shares outstanding
    Common stock - $.01 par value; 100,000,000 shares
        authorized; 41,729,713; 41,618,678 and 41,528,067
        shares issued and outstanding, respectively                   417                416                415
    Paid-in capital                                                 1,374                721               -
    Unearned compensation                                            (370)              -                  -
    Retained earnings                                             210,511            222,170            211,935
                                                             --------------     --------------     --------------
            Total stockholders' equity                            211,932            223,307            212,350
                                                             --------------     --------------     --------------
            Total liabilities and stockholders' equity           $490,155           $410,217           $512,689
                                                             ==============     ==============     ==============

   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                            Statements of Operations
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                                       13 Weeks Ended                        39 Weeks Ended
                                                             ---------------------------------     ---------------------------------
                                                               November 1,        November 2,        November 1,        November 2,
                                                                  2003               2002               2003               2002
                                                             --------------     --------------     --------------     --------------
Net sales                                                        $315,942           $332,847           $950,047         $1,000,253

Cost of merchandise sold                                          242,385            259,162            721,504            751,933
                                                             --------------     --------------     --------------     --------------
     Gross profit                                                  73,557             73,685            228,543            248,320

Selling, general and administrative expenses                       93,193             82,331            256,051            239,930

Other income, net                                                   3,284              3,244             10,016             10,303
                                                             --------------     --------------     --------------     --------------
     Income (loss) from operations                                (16,352)            (5,402)           (17,492)            18,693

Interest expense                                                      421                797              1,313              2,080
                                                             --------------     --------------     --------------     --------------
Income (loss) before income taxes                                 (16,773)            (6,199)           (18,805)            16,613

Income tax benefit (provision)                                      6,374              2,356              7,146             (6,313)
                                                             --------------     --------------     --------------     --------------
     Net income (loss)                                           $(10,399)          $ (3,843)          $(11,659)        $   10,300
                                                             ==============     ==============     ==============     ==============


Earnings (loss) per share - Basic                                  $(0.25)            $(0.09)            $(0.28)             $0.25
                                                             ==============     ==============     ==============     ==============
Earnings (loss) per share - Diluted                                $(0.25)            $(0.09)            $(0.28)             $0.25
                                                             ==============     ==============     ==============     ==============


Weighted-average shares outstanding - Basic                        41,658             41,528             41,615             41,584
                                                             ==============     ==============     ==============     ==============
Weighted-average shares outstanding -Diluted                       41,658             41,528             41,615             41,828
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



                                Stein Mart, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                       39 Weeks Ended
                                                             ---------------------------------
                                                               November 1,        November 2,
                                                                  2003               2002
                                                             --------------     --------------
Cash flows from operating activities:
  Net income (loss)                                              $(11,659)           $10,300
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
       Depreciation and amortization                               14,399             13,940
       Impairment of property and other assets                      2,290               -
       Store closing charges                                        6,325               -
       Deferred income taxes                                       (1,412)             2,836
       Restricted stock compensation                                   28               -
       Tax benefit from exercise of stock options                    -                   385
       Changes in assets and liabilities:
         Trade and other receivables                               (4,440)              (362)
         Inventories                                              (68,264)           (89,283)
         Prepaid expenses and other current assets                 (5,454)             2,855
         Other assets                                              (2,690)            (1,909)
         Accounts payable                                          52,734             47,651
         Accrued liabilities                                        3,036             10,934
         Income taxes payable                                      (5,353)            (4,071)
         Other liabilities                                          2,065                952
                                                             --------------     --------------
  Net cash used in operating activities                           (18,395)            (5,772)
Cash flows used in investing activities:
  Capital expenditures                                            (11,783)           (15,699)
Cash flows from financing activities:
  Net borrowings under notes payable to banks                      33,618             26,950
  Proceeds from exercise of stock options                            -                   789
  Proceeds from employee stock purchase plan                          468                482
  Purchase of common stock                                           (212)            (1,501)
                                                             --------------     --------------
  Net cash provided by financing activities                        33,874             26,720
                                                             --------------     --------------
Net increase in cash and cash equivalents                           3,696              5,249
Cash and cash equivalents at beginning of year                      9,859             10,276
                                                             --------------     --------------
Cash and cash equivalents at end of period                       $ 13,555            $15,525
                                                             ==============     ==============
Supplemental disclosures of cash flow information:
  Interest paid                                                  $  1,240            $ 2,043
  Income taxes paid                                                 7,811              2,316

   The accompanying notes are an integral part of these financial statements.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 1, 2003
                                   (Unaudited)

1.  Summary of Significant Accounting Policies
The following accounting policies supplement those included in the notes to the financial statements included in the Stein Mart, Inc. annual report on Form 10-K for the year ended February 1, 2003.

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 39-week periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended February 1, 2003.

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

Revenue Recognition
Revenue from sales of the Company's merchandise is recognized at the time of sale, net of any returns and allowances, discounts and percentage-off coupons. Future merchandise returns are estimated based on historical experience. Leased department sales are excluded from net sales; commissions, net of related selling expenses, and rental income from leased departments are included in other income, net.

Statements of Operations Classifications
Cost of merchandise sold includes merchandise costs, net of vendor discounts and allowances, freight and inventory shrinkage; store occupancy costs (including rent, common area maintenance, real estate taxes, utilities and maintenance); payroll, benefits and travel costs directly associated with buying inventory; and costs of operating the distribution warehouse.

Selling, general and administrative expenses include store operating expenses, such as payroll and benefit costs, advertising, store supplies, depreciation and other direct selling costs, and costs associated with the Company's corporate functions.

2.  Impairment of Long-lived Assets
The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which requires impairment losses to be recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. An impairment loss is recognized if the sum of the expected future undiscounted cash flows from the use of the assets is less than the net book value of the assets. During the third quarter of 2003, the

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 1, 2003
                                   (Unaudited)

Company recorded a pre-tax non-cash asset impairment charge of $1.5 million to reduce the carrying value of property and equipment of certain under-performing stores to their respective estimated fair value. This charge is included in selling, general and administrative expenses in the Statement of Operations for the 13 and 39 weeks ended November 1, 2003.

During the first quarter of 2003, the Company recorded an asset impairment charge of $0.8 million to reduce the carrying value of property and equipment of four of the stores closing in 2003. This charge is included in selling, general and administrative expenses in the Statements of Operations for the 39 weeks ended November 1, 2003.

3.  Store Closings
During 2003, management decided to close 16 under-performing stores. Two stores were closed during the first quarter, two during the second quarter and eight during the third quarter, incurring pre-tax charges of $6.6 million for the present value of lease termination costs. The remaining four stores will close during the fourth quarter with an estimated $0.3 million charge for lease termination costs. Severance costs of $0.7 million were also recorded during 2003. Lease termination costs are net of estimated sublease income that could reasonably be obtained for the properties. In the event the Company is not successful in subleasing closed store locations when management expects, additional reserves for store closing costs may be recorded. Total store closing charges for 2003 are estimated to be approximately $10.0 million, including other related store closing expenses.

The following tables show the activity in the store closing reserve (in thousands):

                                           Feb. 1,                                Nov. 1,
                                            2003        Charges     Payments       2003
                                         ----------   ----------   ----------   ----------
        Lease termination costs            $4,982       $6,587      $(1,816)      $9,753
        Severance                            -             687         (455)         232
                                         ----------   ----------   ----------   ----------
                                           $4,982       $7,274      $(2,271)      $9,985
                                         ==========   ==========   ==========   ==========

                                           Feb. 2,                                Nov 2,
                                            2002        Charges     Payments       2002
                                         ----------   ----------   ----------   ----------
        Lease termination costs            $5,680         -           $(478)      $5,202
        Severance                            -            -            -            -
                                         ----------   ----------   ----------   ----------
                                           $5,680         -           $(478)      $5,202
                                         ==========   ==========   ==========   ==========

The store closing reserve at November 1, 2003, February 1, 2003 and November 2, 2002 includes a current portion (in Accrued liabilities) of $3.6 million, $1.5 million and $1.4 million, respectively, and a long-term portion (in Other liabilities) of $6.4 million, $3.5 million and $3.8 million, respectively.

Sales and operating losses of the 12 stores closed and the four stores closing during 2003 are shown below (in thousands):

                                                          Net      Loss From
                                                         Sales     Operations
                                                      ----------   ----------
        For the 13 weeks ended November 1, 2003        $ 6,411     $ (9,725)
                                                      ==========   ==========
        For the 39 weeks ended November 1, 2003        $30,886     $(20,467)
                                                      ==========   ==========

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 1, 2003
                                   (Unaudited)

4.  Accrued Liabilities
Accrued liabilities consist of the following:

                                                        Nov. 1,      Nov. 2,
                                                         2003         2002
                                                      ----------   ----------
        Taxes, other than income taxes                  $17,370      $17,790
        Compensation and employee benefits               12,709       12,794
        Unredeemed gift and returns cards                10,201        8,045
        Other                                            18,618       18,306
                                                      ----------   ----------
                                                        $58,898      $56,935
                                                      ==========   ==========

5.  Notes Payable to Banks
In July 2003, the Company completed a three-year $150 million senior revolving credit agreement (the "Agreement") with a group of lenders to replace its existing loan facility. Under the terms of the Agreement, the Company has the option to increase the facility by an additional $25 million and to extend the terms for an additional year.

Borrowings under the Agreement are based on and secured by eligible inventory. The Company routinely issues standby and commercial letters of credit for purposes of securing foreign sourced merchandise and certain insurance programs. Outstanding letters of credit reduce availability under the credit agreement. The Company had $5.6 million in outstanding letters of credit as of November 1, 2003.

The interest rates on borrowings under the Agreement range from Prime to Prime plus .25% per annum for Prime Rate Loans and LIBOR plus 1.50% to LIBOR plus 2.25% per annum for Eurodollar Rate Loans and are established quarterly, based on excess availability as defined in the Agreement. As of November 1, 2003, the interest rates for Prime Rate and Eurodollar Rate Loans were 4.13% and 2.87%, respectively. An unused line fee of .25% to .375% per annum (.375% as of November 1, 2003) is charged on the unused portion of the revolving credit facility, based on excess availability. The Company was in full compliance with the terms of the Agreement as of November 1, 2003.

All borrowings bear interest at variable rates that approximate current market rates and therefore the carrying value of these borrowings approximates fair value.

Notes payable to banks was classified as current at February 1, 2003 because management's projections indicated that the Company would not be in compliance with certain of the financial covenants under the previous credit agreement as of the end of the first quarter 2003.

6.  Accounting For Stock-Based Compensation
In 2002, the Compensation Committee of the Board of Directors determined that it was appropriate to undertake an overall review of the Company's compensation strategies. As part of this overall review, it was decided that starting in fiscal 2003 restricted stock awards, as provided for in the Stein Mart, Inc. 2001 Omnibus Plan, in addition to stock options would be granted as part of the Long-term Compensation portion of the compensation program. A total of 72,026 restricted shares were issued to key employees in May 2003 at $5.53 per share, the market value at date of grant. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. Vesting occurs seven years following the date of grant or at the end of the second fiscal year following date of grant, if certain defined Company performance goals are achieved.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 1, 2003
                                   (Unaudited)

The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation," and intends to retain the intrinsic value method of accounting for stock-based compensation which it currently uses. Accordingly, no compensation cost has been recognized for the stock option plans. Restricted stock awards issued by the Company are accounted for in accordance with APB 25. The employee compensation cost is included in net income, as reported, throughout the vesting period. Had compensation cost of the Company's stock-based plans been determined consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been changed to the following pro forma amounts (in thousands except per share amounts):

                                                           13 Weeks Ended            39 Weeks Ended
                                                      -----------------------   -----------------------
                                                        Nov. 1,      Nov. 2,      Nov. 1,      Nov. 2,
                                                         2003         2002         2003         2002
                                                      ----------   ----------   ----------   ----------
Net income (loss) - as reported                        $(10,399)     $(3,843)    $(11,659)     $10,300

Add:  Restricted stock-based employee
compensation expense included in reported
net income (loss), net of related tax effects                 9         -              18         -

Deduct:  Total stock-based employee
compensation expense determined under the
fair value based method for all awards, net of
related tax effects                                        (363)        (408)      (1,105)      (1,304)
                                                      ----------   ----------   ----------   ----------

Net income (loss) - pro forma                          $(10,753)     $(4,251)    $(12,746)     $ 8,996
                                                      ==========   ==========   ==========   ==========

Basic earnings (loss) per share - as reported            $(0.25)      $(0.09)      $(0.28)       $0.25
Diluted earnings (loss) per share - as reported          $(0.25)      $(0.09)      $(0.28)       $0.25

Basic earnings (loss) per share - pro forma              $(0.26)      $(0.10)      $(0.31)       $0.22
Diluted earnings (loss) per share - pro forma            $(0.26)      $(0.10)      $(0.31)       $0.22

7.  Earnings (Loss) Per Share and Stockholders' Equity
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus common stock equivalents for each period. Common stock equivalents are not included in the diluted loss per share calculations for the 13-week periods ended November 1, 2003 and November 2, 2002 and the 39-week period ended November 1, 2003 because they are anti-dilutive.

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                                           13 Weeks Ended            39 Weeks Ended
                                                      -----------------------   -----------------------
                                                        Nov. 1,      Nov 2,       Nov. 1,      Nov. 2,
                                                         2003         2002         2003         2002
                                                      ----------   ----------   ----------   ----------
Weighted-average number of common shares                 41,658       41,528       41,615       41,584
Stock options                                              -            -            -             244
                                                      ----------   ----------   ----------   ----------
Weighted-average number of common shares
  plus common stock equivalents                          41,658       41,528       41,615       41,828
                                                      ==========   ==========   ==========   ==========

The Company repurchased 50,000 shares and 220,000 shares during the first 39 weeks of 2003 and 2002, at a cost of $0.2 million and $1.5 million, respectively.

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

Any such forward-looking statements contained in this document are subject to risks and uncertainties that could cause the Company's actual results of operations to differ materially from historical results or current expectations. These risks include, without limitation, ongoing competition from other retailers many of whom are larger and have greater financial and marketing resources, the availability of suitable new store sites at acceptable lease terms, ability to successfully implement strategies to exit or improve under-performing stores, changes in store closings, changing preferences in apparel, changes in the level of consumer spending due to current events and/or general economic conditions, the effectiveness of planned advertising, marketing, and promotional strategies, adequate sources of designer and brand-name merchandise at acceptable prices, and the Company's ability to attract and retain qualified employees to support planned growth.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make clear that any projected results expressed or implied therein will not be realized.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by each line item presented:

                                                           13 Weeks Ended            39 Weeks Ended
                                                      -----------------------   -----------------------
                                                        Nov. 1,      Nov. 2,      Nov. 1,      Nov. 2,
                                                         2003         2002         2003         2002
                                                      ----------   ----------   ----------   ----------
Net sales                                               100.0%       100.0%       100.0%       100.0%
Cost of merchandise sold                                 76.7         77.9         75.9         75.2
                                                      ----------   ----------   ----------   ----------
     Gross profit                                        23.3         22.1         24.1         24.8
Selling, general and
     administrative expenses                             29.5         24.7         27.0         24.0
Other income, net                                         1.0          1.0          1.1          1.1
                                                      ----------   ----------   ----------   ----------
     Income (loss) from operations                       (5.2)        (1.6)        (1.8)         1.9
Interest expense                                          0.1          0.3          0.2          0.2
                                                      ----------   ----------   ----------   ----------
Income (loss) before income taxes                        (5.3)        (1.9)        (2.0)         1.7
Income tax benefit (provision)                            2.0          0.7          0.8         (0.7)
                                                      ----------   ----------   ----------   ----------
     Net income (loss)                                   (3.3)%       (1.2)%       (1.2)%        1.0%
                                                      ==========   ==========   ==========   ==========

Stores
The stores open as of November 1, 2003 and November 2, 2002 were 264 and 266 respectively.

                                                           13 Weeks Ended            39 Weeks Ended
                                                      -----------------------   -----------------------
                                                        Nov. 1,      Nov. 2,      Nov. 1,      Nov. 2,
                                                         2003         2002         2003         2002
                                                      ----------   ----------   ----------   ----------
Stores at beginning of period                              270          261          265          253
Stores opened in the period                                  2            5           11           16
Stores closed in the period                                 (8)          -           (12)          (3)
                                                      ----------   ----------   ----------   ----------
Stores at the end of period                                264          266          264          266
                                                      ==========   ==========   ==========   ==========

                                Stein Mart, Inc.

Store Closings
During 2003, management decided to close 16 under-performing stores (see Note 3 to the Financial Statements). Two stores were closed during the first quarter, two during the second quarter and eight during the third quarter. The remaining four will close in the fourth quarter. Total store closing charges for 2003 are estimated to be approximately $10.0 million, including other related store closing expenses.

Sales and operating losses of the 12 stores closed and the four stores closing during 2003 are shown below (in thousands):

                                                       Net      Loss From
                                                      Sales     Operations
                                                   ----------   ----------
        For the 13 weeks ended November 1, 2003      $ 6,411     $ (9,725)
                                                   ==========   ==========
        For the 39 weeks ended November 1, 2003      $30,886     $(20,467)
                                                   ==========   ==========

For the 13 weeks ended November 1, 2003 compared with the 13 weeks ended November 2, 2002:
The 5.1% total sales decrease for the 13 weeks ended November 1, 2003 from the prior year reflects a 5.8% decrease in sales from "comparable" stores (defined as stores that have been open throughout this period and for the entire prior year), the opening of 2 new stores, the closing of 8 stores and the 13-week impact of the non-comparable stores opened in 2002 and 2003.

Gross profit for the quarter ended November 1, 2003 was $73.6 million or 23.3 percent of net sales, a 1.2 percentage point increase from gross profit of $73.7 million or 22.1 percent of net sales for the third quarter of 2002. Mark-up improved over last year, but was offset by higher markdowns and a lack of occupancy leverage. Additional markdowns in the going out of business stores represented a 0.8 percentage point decrease in gross profit.

Selling, general and administrative expenses were $93.2 million or 29.5 percent of net sales for the quarter ended November 1, 2003, as compared to $82.3 million or 24.7 percent of net sales for the same 2002 quarter. Approximately half of the 4.8 percentage point increase in selling, general and administrative expenses as a percent of sales is due to a pre-tax asset impairment charge of $1.5 million for under-performing stores and store closing expenses of $6.2 million, including a $5.6 million charge for the present value of lease termination costs for eight stores closed in the third quarter, $0.2 million for severance costs (see Note 3 to the Financial Statements) and $0.4 million of other related store closing expenses. The balance of the increase was due to a lack of leverage resulting from the 5.8% decrease in comparable store net sales, as well as additional expenses related to a new advertising campaign.

Other income, primarily from in-store leased shoe departments, was $3.3 million and $3.2 million for the third quarter of 2003 and 2002, respectively.

Interest expense was $0.4 million for the third quarter of 2003 and $0.8 million for the third quarter of 2002. The decrease resulted from lower average borrowings at lower interest rates during the third quarter this year compared to last year.

Net loss for the third quarter of 2003 was $(10.4) million or $(0.25) loss per share compared to net loss of $(3.8) million or $(0.09) loss per share for the same quarter last year. The pre-tax loss from operations incurred by the 16 stores closed or closing during 2003 totaled $(9.7) million or $(0.14) after tax loss per share in the third quarter of 2003. Excluding the losses from these stores, the loss per share would have been $(0.11).

For the 39 weeks ended November 1, 2003 compared with the 39 weeks ended November 2, 2002:
The 5.0% total sales decrease for the 39 weeks ended November 1, 2003 from the prior year reflects a 7.0% decrease in sales from comparable stores, the opening of 11 new stores, the closing of 12 stores and the 39-week impact of the non-comparable stores opened in 2002.

                                Stein Mart, Inc.

Gross profit for the 39 weeks ended November 1, 2003 was $228.5 million or 24.1 percent of net sales, a 0.7 percentage point decrease from gross profit of $248.3 million or 24.8 percent of net sales in the first 39 weeks of 2002. Mark-up improved over last year, but was more than offset by higher markdowns and a lack of occupancy leverage. Additional markdowns in the stores that were in a going-out-of-business process accounted for almost half of the markdown impact.

Selling, general and administrative expenses were $256.1 million or 27.0 percent of net sales for the 39 weeks ended November 1, 2003, as compared to $239.9 million or 24.0 percent of net sales for the same 2002 period. More than one-third of the 3.0 percentage point increase in selling, general and administrative expenses as a percent of sales is due to store closing expenses of $9.1 million and a pre-tax asset impairment charge of $1.5 million for under-performing stores. The remaining increase is due to a lack of leverage resulting from the 7.0% decrease in comparable store sales for the first 39 weeks of 2003 and, to a lesser extent, expenses related to a new advertising campaign. Store closing expenses include a $6.6 million charge for the present value of lease termination costs for 12 closed stores, a pre-tax asset impairment charge of $0.8 million related to 2003 store closings, $0.7 million for severance costs (see Note 3 to the Financial Statements) and $1.0 million of other related store closing expenses.

Other income, primarily from in-store leased shoe departments, was $10.0 million and $10.3 million for the first 39 weeks of 2003 and 2002, respectively.

Interest expense was $1.3 million and $2.1 million for the first 39 weeks of 2003 and 2002, respectively. The decrease resulted from lower average borrowings at lower interest rates this year compared to last year.

Net loss for the first 39 weeks of 2003 was $(11.7) million or $(0.28) loss per share compared to net income of $10.3 million or $0.25 earnings per share for the first 39 weeks of 2002. The pre-tax loss from operations incurred by the 16 stores closed or closing during 2003 totaled $(20.5) million or $(0.30) after tax loss per share in the first 39 weeks of 2003. Excluding the losses from these stores, the 39 weeks ended November 1, 2003 would have shown earnings of $0.02 per share.

Liquidity and Capital Resources
Net cash used in operating activities was $18.4 million for the 39 weeks ended November 1, 2003 and $5.8 million for the 39 weeks ended November 2, 2002. The primary use of cash in operations for the 39 weeks ended November 1, 2003 resulted from the net loss of $11.7 million reduced by non-cash expenses for depreciation and amortization, asset impairments and store closing charges. Additionally, cash was used to finance merchandise inventory.

During the first 39 weeks of 2003 and 2002, cash flows used in investing activities amounted to $11.8 million and $15.7 million, respectively, primarily for acquisition of fixtures, equipment, and leasehold improvements for new and existing stores. Total capital expenditures for 2003 are anticipated to be approximately $13 million.

Cash flows from financing activities were $33.9 million and $26.7 million for the first 39 weeks of 2003 and 2002, respectively, reflecting primarily net borrowing under the Company's revolving credit agreement to meet working capital requirements.

As discussed in Note 5 to the Financial Statements, in July 2003 the Company completed a three-year $150 million senior revolving credit agreement to replace its existing loan facility. The Company believes that cash flow generated from operating activities, bank borrowings and vendor credit will be sufficient to fund current and long-term capital expenditures and working capital requirements.

                                Stein Mart, Inc.

New Marketing Initiative
For the past three years, as a marketing vehicle to attract new customers, the Company has used various coupons that allowed customers to take a specified percentage discount off of full-priced merchandise. As this practice escalated, it became apparent that these coupons did not support the Company's unique selling proposition. As a result, the Company discontinued these `percentage off full price' coupons as of the last weekend in July 2003. While coupons may continue to be used on a limited basis in new markets and specific circumstances, the widespread distribution of full-price, percentage off coupons has ceased.

As anticipated, the discontinuation of these customer traffic incentives has hindered sales growth. However, discounts that had previously been devoted to these coupon incentives are now being used to clear seasonal goods more efficiently and create additional freshness in the inventory.

In the third quarter of 2003, the Company began a new advertising campaign to showcase its unique blend of fashion merchandise, outstanding value and convenient locations. The new campaign is both image and event-focused, and uses newspaper inserts, direct mail, radio and television advertising which was rolled out nationwide in October.

Fourth Quarter 2003 Expectations
Although response to the Company's fall merchandise assortment has been encouraging, fourth quarter sales will be disadvantaged by comparisons to almost daily coupons in November and December 2002. Consequently, management expects comparable store sales to decline in the mid-single digit range for those two months, with an opportunity for improvement in January. As a result of tighter inventory control and profitability initiatives, as well as some initial benefit from the new advertising campaign, the Company now expects to approach profitability for the year, in spite of negative comparable store sales and including the costs of closing 16 stores.

Seasonality
The Company's business is seasonal in nature with a higher percentage of the Company's merchandise sales and earnings generated in the fall and holiday selling seasons. Accordingly, selling, general and administrative expenses are typically higher as a percent of net sales during the first three quarters of each year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest on the Company's borrowings under its revolving credit agreement is based on variable interest rates and is, therefore, affected by changes in market interest rates. The Company does not use derivative financial instruments to hedge the interest rate exposure and does not engage in financial transactions for trading or speculative purposes. As of November 1, 2003, the Company had $75.0 million of long-term debt outstanding through Prime Rate and Eurodollar Rate Loans accruing interest at rates of 4.13% and 2.87%, respectively. The Company does not consider the potential losses in future earnings and cash flows from reasonably possible near term changes in interest rates to be material.

ITEM 4.  CONTROLS AND PROCEDURES
As of November 1, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them to material information relating to the Company required to be included in the Company's Exchange Act filings in a timely manner.

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



                                           Stein Mart, Inc.

Date:  December 15, 2003                   /s/ Michael D. Fisher
                                           -------------------------------------
                                           Michael D. Fisher
                                           President and Chief Executive Officer


                                           /s/ James G. Delfs
                                           -------------------------------------
                                           James G. Delfs
                                           Senior Vice President and Chief
                                              Financial Officer