Form 10-K
period 2004-01-31
STEIN MART INC
filed 2004-04-14
CIK 884940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X]  No [  ]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 1, 2004 was $359,524,487. For purposes of this response, executive officers and directors are deemed to be the affiliates of the registrant and the holdings by non-affiliates was computed as 25,865,071 shares. At April 1, 2004, the Registrant had issued and outstanding an aggregate of 42,086,769 shares of its common stock.

Documents Incorporated By Reference:
Portions of the Proxy Statement for Registrant's 2004 Annual Meeting of Stockholders are incorporated in Part III and Part IV.

                                STEIN MART, INC.
                                TABLE OF CONTENTS

                                                                           FORM
                                                                           10-K
                                                                          REPORT
ITEM NO.                                                                   PAGE
--------                                                                   ----
                                     PART I

 1.   Business                                                               3
 2.   Properties                                                             8
 3.   Legal Proceedings                                                      9
 4.   Submission of Matters to a Vote of Security Holders                    9

                                     PART II

 5.   Market for Registrant's Common Equity and Related Stockholder          9
      Matters
 6.   Selected Financial Data                                               10
 7.   Management's Discussion and Analysis of Financial Condition           11
      and Results of Operations
 7A.  Quantitative and Qualitative Disclosures about Market Risk            17
 8.   Financial Statements and Supplementary Data                           17
 9.   Changes in and Disagreements With Accountants on Accounting           17
      and Financial Disclosure
 9A.  Disclosure Controls and Procedures                                    17

                                    PART III

10.   Directors and Executive Officers of the Registrant                    17
11.   Executive Compensation                                                18
12.   Security Ownership of Certain Beneficial Owners and Management        18
13.   Certain Relationships and Related Transactions                        18

                                     PART IV

14.   Principal Accountant Fees and Services                                18
15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K      18

SIGNATURES                                                                  19

TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES
Report of Independent Certified Public Accountants                         F-1
Balance Sheets                                                             F-2
Statements of Operations                                                   F-3
Statements of Stockholders' Equity                                         F-4
Statements of Cash Flows                                                   F-5
Notes to Financial Statements                                              F-6

SCHEDULES                                                                 NONE

INDEX TO EXHIBITS                                                          E-1

                                     PART I

ITEM 1.     BUSINESS
At January 31, 2004, Stein Mart, Inc. operated a 261-store retail chain offering the fashion merchandise, service and presentation of traditional, better department and specialty stores at prices typically 25% to 60% less than department stores. The Company's focused assortment of merchandise features moderate to designer brand-name apparel, as well as accessories, gifts, linens, shoes and fragrances. Founded by the current chairman's grandfather, the Company operated one store until 1977, when expansion began. The Company's initial public offering took place in April 1992.

As used herein, the terms "Company" and "Stein Mart" refer to Stein Mart, Inc. and its wholly owned subsidiary. The Company's fiscal year ends on the Saturday closest to January 31.

Business Strategy
The Company's business strategy is to provide a retailing concept which combines the fashion assortment, store appearance, merchandise presentation and customer service levels of better department and specialty stores with the value pricing of an off-price retail format. The principal elements of the Company's business strategy are as follows:

    Timely, Consistent, Upscale Merchandise.
    The Company purchases upscale, branded merchandise primarily through preplanned buying programs similar to those used by department stores. These preplanned buying programs enable the Company to offer fashionable, current-season assortments on a consistent basis

    Appealing Store Location, Appearance and Merchandise Presentation.
    The Company locates its stores in neighborhood shopping centers in close proximity to the better residential neighborhoods of a given community. Optimal co-tenancy is with upscale supermarkets, drug stores, specialty retailers and restaurants which cater to customers with above average household income and education. Within the store, attractive displays and signage create an upscale ambiance. Merchandise is displayed in lifestyle groupings to encourage multiple purchases.

    Emphasis on Customer Service.
    Customer service is fundamental to Stein Mart's objective of building customer loyalty. Management believes that the Company offers customer service superior to off-price retailers and comparable to better department stores.

    Value Pricing through Vendor Relationships.
    Stein Mart has longstanding relationships with many key vendors. Management believes that the Company's purchase terms enable it to negotiate more favorable prices from vendors than are typical in the department store industry. Stein Mart passes these savings on to its customers through prices that are typically 25% to 60% below those regularly charged by traditional department stores.

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

Target Customer
Stein Mart's target customer is a 35-60 year old female, who typically occupies a household with above-average income and is well-educated. Whether or not she is employed, she is less likely to have children at home. The target customer is more attracted to a department store level of fashion, presentation and service, but she visits large-format shopping malls only occasionally. Conversely, she tends to be more discriminating than a typical off-price customer.

Merchandise Philosophy and Procurement
Stein Mart's merchandise selection is driven primarily by its merchandising plans that are based on management's assessment of fashion trends, color and market conditions. Within each major merchandise category, the Company seeks to offer a focused assortment of the best-selling fashion merchandise. Branded merchandise is complemented by a limited private label program that enhances the Company's assortment of current fashion trends and provides key upper-end classifications in complete size ranges. Private label merchandise comprises no more than 10% of the merchandise assortment.

Stein Mart buys from approximately 1,800 vendors. Many of these are considered key vendors with whom the Company enjoys longstanding working relationships that create a continuity of preplanned buying opportunities for upscale, current-season merchandise. To ensure the best value for its customers, the Company purchases from vendors who manufacture merchandise in the United States and overseas. Stein Mart is always looking for new products and vendors to keep the merchandise assortment fresh. The Company does not have long-term or exclusive contracts with any particular vendor. In 2003, approximately 7% of Stein Mart's purchases were from a single vendor and less than 2% of total purchases were from any other single vendor.

The Company employs several purchasing strategies to provide its customers with a consistent selection of quality, fashionable merchandise at value prices: (i) Stein Mart commits to its purchases from vendors well in advance of the selling season, in the same manner as department stores, unlike typical off-price retailers who rely heavily on buys of close-out merchandise or overruns; (ii) unlike department stores, the Company typically foregoes financial supports such as advertising allowances and return privileges in exchange for a lower purchase price from its vendors; (iii) the Company purchases some in-season off-price and end-of-season close-out merchandise to supplement core merchandise assortments;
(iv) the Company's information systems enable it to acquire merchandise and track sales information on a store-by-store basis, allowing its buying staff to respond quickly to customer buying trends; (v) key predictable items are replenished bi-weekly or monthly; and (vi) an in-house merchandise development department works with buyers and brand-name vendors to ensure that the merchandise assortments offered are unique, fashionable, color-forward and of high quality. The Company's merchandise is typically priced at levels 25% to 60% below prices regularly charged by better department and specialty stores, therefore offering distinct value to the Stein Mart customer.

The  following   reflects  the  percentage  of  the  Company's  sales  by  major merchandise category (including sales from leased departments) for the fiscal years indicated:

                                            2003         2002         2001
                                         ----------   ----------   ----------
        Ladies' and Boutique apparel         39%          38%          40%
        Ladies' accessories                  12           12           10
        Men's                                17           17           17
        Gifts and linens                     19           20           19
        Leased departments                    7            6            7
        Children's                            4            5            5
        Other                                 2            2            2
                                            ----         ----         ----
                                            100%         100%         100%
                                            ====         ====         ====

In 2002, Stein Mart began a series of productivity initiatives designed to increase the dollars generated in each square foot of the stores, with a goal of leveraging its expenses more efficiently and moving more profit dollars to the bottom line. These initiatives included: (i) reformatting all stores to allocate greater space and more inventory dollars to areas where the core customer shops most intensely, e.g. ladies' apparel and Boutique, ladies' accessories and gifts and (ii) reducing square footage in the men's and children's areas to focus on key categories. In 2003, space re-allocation continued in Children's and Gifts, where Home Decor was added in all stores.

Ladies' apparel, the Company's largest contributor of revenues, comprises sportswear, petites, dresses and women's sizes at moderate to upper-moderate prices. Stein Mart's Boutique is a key element of the Company's merchandising strategy to attract the more fashion-conscious customers. The Boutique, a store-within-a-store department, carries better to designer ladies' apparel and offers the presentation and service levels of a specialty boutique. Each Stein Mart store has its own Boutique, staffed generally by women employed on a part-time basis who are civically and socially prominent in the community. The Boutique highlights the Company's strategy of offering upscale merchandise, presentation and service levels at value prices.

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

Unlike many retailers, the Company does not utilize central distribution facilities to control merchandise flow. Instead, the Company uses a drop ship method of delivering merchandise directly from the vendor, although occasionally a third party distributor is employed as well. The primary delivery system is through UPS. Management feels this system, which has been developed over numerous years, yields benefits in both time and freight cost reduction to the Company. Management reviews the current system on a regular basis and at this time, does not anticipate departing from its drop ship delivery system.

Store Network and Appearance
The Company prefers to locate its stores in neighborhood shopping centers in close proximity to the better residential neighborhoods of a given community. Stein Mart's 261 stores are located in 28 states and the District of Columbia, primarily in the Southern half of the country, from California to the Eastern Seaboard, and, in recent years, has also entered into the Upper Midwest and Great Lakes states.

In order to attract its target customer, optimal co-tenancy is in neighborhood centers with upscale supermarkets, drug stores, specialty retailers and restaurants which cater to an upscale repeat clientele. A majority of Stein Mart stores are located in such centers, with the remainder in strip centers, power centers or traditional shopping malls. Three tenant representatives, working with Company specifications, scout potential locations for future expansion across the United States.

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

The Company employs an easily shoppable racetrack format and displays merchandise in lifestyle groupings of apparel and accessories. Management believes that the lifestyle grouping concept strengthens the fashion image of its merchandise and enables the customer to locate desired merchandise in a manner that encourages multiple purchases.

A smaller store concept is being tested with the opening of the first collections of Stein Mart in Rolling Hills, California in October 2002. Two more collections of Stein Mart stores were opened in 2003 and a fourth opened in early 2004. This sub-15,000 square foot format is designed to allow the Company to enter resort and premium markets where a full-sized Stein Mart may not be feasible. Management will continue to monitor the results of this concept and its role in the Company's future expansion.

Store Expansion and Closing Strategies
The Company's growth philosophy is to finance growth with internally generated funds and continue to fill in existing markets as well as pioneer new markets. As a result of processing approximately 3% of its merchandise through its distribution center, the Company is not constrained geographically or by the capacity limits of a central facility. The Company refurbishes existing retail locations or occupies newly constructed stores, which typically are anchor stores in new or existing shopping centers situated near upscale residential areas, ideally with co-tenants that cater to a similar customer base. The
Company's historical ability to negotiate favorable leases and to construct attractive stores with a relatively low investment has provided a significant cost advantage over traditional department and fine specialty stores.

The cost of opening a typical new store includes approximately $450,000 to $650,000 for fixtures, equipment, leasehold improvements and pre-opening expenses (primarily advertising, stocking and training). Pre-opening costs are expensed when incurred. Initial inventory investment for a new store is approximately $1.1 million (a portion of which is financed through vendor credit).

The Company revised its approach to selecting locations for new stores effective with stores opening in 2002. Prior to that time, the Company's principal consideration was population demographics, including data relating to income, education levels, age and occupation. The availability of prime real estate locations, existing and potential competitors, and the number of Stein Mart stores that a market can support was also considered. The Company has since expanded its analysis to consider psychographics (such as fashion consciousness in the marketplace) as well as local area market research. The Company has also retained a third-party consulting firm to analyze each potential market.
Finally, a committee of senior officers considers the collected data and analysis, and approves any potential new store location. Using this new approach, the Company plans to open 10-12 new stores in 2004, including the relocation of three existing stores.

The Company regularly reviews under-performing stores and implements strategies designed to improve their performance. After a period of analysis, if a store's profitability does not improve, the store is considered for closure.

Customer Service
Customer service is fundamental to Stein Mart's objective of building customer loyalty. The Company's stores offer most of the same services typically found in better department and specialty stores, including a liberal merchandise return policy. Each store is staffed to provide a number of sales associates to properly attend to customer needs.

The Company's training programs for sales associates and cashiers emphasize attentiveness and courtesy. The Company reinforces its training programs by employing independent shoppers to monitor associates' success in implementing the principles taught in training. Associates who are highly rated by the shopping service receive both formal recognition and cash awards. Management believes this program emphasizes the importance of customer service necessary to create customer loyalty.

Marketing Research and Advertising Strategy
In 2002, the Company conducted a major consumer research project designed to validate an earlier project that identified ideal Stein Mart customers, their shopping preferences and the optimal marketing approaches to reach them. Additionally, the 2002 research sought to define the key demographic and psychographic attributes of the Company's best customers and determine how best to find new customers with those same attributes. This research identified the target customer as female, 35 to 60 years old, in affluent households with above-average incomes, well-educated and less likely to have children at home.

The Company's advertising emphasizes upscale, fashion merchandise at significant savings. In recent years, the Company has allocated the majority of its advertising budget to the production of color pre-print inserts, which have been distributed through newspapers and by direct mail. These pre-prints have been supported by regular, run of press newspaper advertising, as well as limited radio advertising at certain times of the year. Stein Mart's per-store advertising expense is reduced by spreading its advertising over multiple stores in a single market. Management believes the Company also enjoys substantial word-of-mouth advertising benefits from its customer base.

After considering the results of the consumer research project, management considered new methods and messages to attract non-customers with similar attributes to Stein Mart's best customers. Its advertising agency developed a new, television-based branding campaign and a new tagline ("once you go, you get it"). This advertising campaign was tested in several markets in early fall 2003, and distributed nationally during the holiday season through cable TV shows and selected affiliate buys targeted to similar demographics. The new campaign which continues into 2004 is both image and event-focused, and uses newspaper inserts, direct mail and radio, in addition to the television advertising.

Stein Mart's Preferred Customer Program, launched in May 2001 to recognize and reward the Company's most devoted shoppers, now has approximately two million active members. Preferred Customers receive regular mailings regarding key events, promotions, special members-only shopping days and special discounts exclusive to these individuals.

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

Competition
Management believes that the Company occupies a market niche closer to better department and specialty stores than to typical off-price retail chains. Management believes that Stein Mart differentiates itself from typical off-price retailers by offering: (i) current-season merchandise carried by better department and specialty stores at value prices, (ii) a stronger merchandising "statement," with more depth of color and size, and (iii) merchandise presentation more comparable to other upscale retailers.

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

Employees
At January 31, 2004, the Company's work force consisted of approximately  14,000
employees  (8,400  40-hour  equivalent  employees).   The  number  of  employees
fluctuates based on the particular selling season.

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

ITEM 2.     PROPERTIES
At January 31, 2004, the Company operated stores in the following states:

                  State                        Number of Stores
                  -----                        ----------------
                  Alabama                             12
                  Arizona                              6
                  Arkansas                             3
                  California                          18
                  Colorado                             2
                  Florida                             40
                  Georgia                             18
                  Illinois                             5
                  Indiana                              8
                  Iowa                                 1
                  Kansas                               1
                  Kentucky                             3
                  Louisiana                           10
                  Michigan                             1
                  Mississippi                          4
                  Missouri                             3
                  Nevada                               4
                  New York                             2
                  North Carolina                      19
                  Ohio                                12
                  Oklahoma                             5
                  Pennsylvania                         1
                  South Carolina                      12
                  Tennessee                           14
                  Texas                               42
                  Utah                                 2
                  Virginia                            10
                  Washington DC                        1
                  Wisconsin                            2
                                                     ---
                                                     261
                                                     ===

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

The table below reflects (i) the number of the Company's leases (as of January 31, 2004) that will expire each year if the Company does not exercise any of its renewal options, and (ii) the number of the Company's leases that will expire each year if the Company exercises all of its renewal options (assuming the lease is not otherwise terminated by either party pursuant to any other provision). The table includes the leases for the 261 store locations operated at January 31, 2004 and 12 previously closed store locations for which the Company is actively seeking to sublease.

                                Number of Leases         Number of Leases
                               Expiring Each Year       Expiring Each Year
                                 if no Renewals           if all Renewals
                                    Exercised                Exercised
                              ----------------------   ----------------------
        2004                            18                        2
        2005                            24                       -
        2006                            25                        1
        2007                            21                        1
        2008                            35                        4
        2009-2013                      116                       23
        2014-2018                       34                       21
        2019-2046                       -                       221

The Company has made consistent capital commitments to maintain and improve existing store facilities. During 2003, approximately $7.0 million was spent for fixtures, equipment and leasehold improvements in stores opened prior to 2003.

The Company leases approximately 73,000 gross square feet of office space for its corporate headquarters in Jacksonville, Florida. The Company also leases a 92,000 square foot distribution center in Jacksonville for the purpose of processing a limited amount of merchandise purchases (approximately 3% of total purchases).

ITEM 3.     LEGAL PROCEEDINGS
The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
            MATTERS
The following table sets forth the high and low sales prices of the Common Stock for each fiscal quarter in fiscal 2003 and 2002:

                                            HIGH          LOW
                                         ----------   ----------
        Fiscal 2003:
        May 3, 2003                         $ 5.69        $4.22
        August 2, 2003                        6.27         5.35
        November 1, 2003                      7.58         5.00
        January 31, 2004                     10.94         7.07

        Fiscal 2002:
        May 4, 2002                         $12.12        $8.74
        August 3, 2002                       12.32         6.89
        November 2, 2002                      8.75         5.37
        February 1, 2003                      7.85         5.20

Stein Mart's common stock trades on The Nasdaq Stock Market(R)under the trading symbol SMRT. On April 9, 2004, there were 1,160 stockholders of record.

The Company intends to reinvest future earnings in the business and accordingly does not anticipate paying dividends in the foreseeable future.


ITEM 6.     SELECTED  FINANCIAL  DATA
(Dollars  in  Thousands  Except Per Share Amounts  and  Operating  Data)
The Company's financial statements have been restated to classify the results of operations for two stores closed during the fourth quarter of 2003 as discontinued operations for all periods.

                                                                                        Fiscal Year Ended
                                                            ------------------------------------------------------------------------
                                                                2003           2002           2001 (1)       2000           1999
                                                            ------------   ------------   ------------   ------------   ------------
Statement of Operations Data:
Net sales                                                    $1,355,457     $1,401,613     $1,313,144     $1,199,635     $1,028,251
Cost of merchandise sold                                      1,014,695      1,054,616        997,950        891,016        775,901
                                                            ------------   ------------   ------------   ------------   ------------
Gross profit                                                    340,762        346,997        315,194        308,619        252,350
Selling, general and administrative expenses (2)                345,868        324,431        299,933        255,110        242,305
Other income, net                                                13,040         13,870         13,984         13,671         12,018
                                                            ------------   ------------   ------------   ------------   ------------
Income from operations                                            7,934         36,436         29,245         67,180         22,063
Interest expense                                                  1,688          2,604          4,000          3,309          2,485
                                                            ------------   ------------   ------------   ------------   ------------
Income from continuing operations before income taxes             6,246         33,832         25,245         63,871         19,578
Provision for income taxes                                        2,373         12,856          9,593         24,122          7,439
                                                            ------------   ------------   ------------   ------------   ------------
Income from continuing operations                                 3,873         20,976         15,652         39,749         12,139
Loss from discontinued operations, net of tax benefit            (1,672)          (286)          (298)          (392)          (317)
                                                            ------------   ------------   ------------   ------------   ------------
Net income                                                   $    2,201     $   20,690     $   15,354     $   39,357     $   11,822
                                                            ============   ============   ============   ============   ============

Basic income (loss) per share:
Continuing operations                                             $0.09          $0.51          $0.38          $0.93          $0.27
Discontinued operations                                           (0.04)         (0.01)         (0.01)         (0.01)         (0.01)
                                                            ------------   ------------   ------------   ------------   ------------
Total                                                             $0.05          $0.50          $0.37          $0.92          $0.26
                                                            ============   ============   ============   ============   ============

Diluted income (loss) per share:
Continuing operations                                             $0.09          $0.51          $0.38          $0.92          $0.27
Discontinued operations                                           (0.04)         (0.01)         (0.01)         (0.01)         (0.01)
                                                            ------------   ------------   ------------   ------------   ------------
Total                                                             $0.05          $0.50          $0.37          $0.91          $0.26
                                                            ============   ============   ============   ============   ============

Operating Data:
Stores Open at End of Period                                        261            265            253            226            205
Average Sales Per Store (000's) (3)                          $    5,564     $    5,741     $    5,922     $    6,068     $    5,663
Average Sales Per Square Foot of Selling Area (4)            $      181     $      184     $      189     $      192     $      176
Comparable Store Net Sales (Decrease) Increase (5)                (4.7%)         (0.8%)         (0.7%)          9.7%           2.3%
Balance Sheet Data:
Working Capital                                              $  186,037     $  145,787     $  179,212     $  120,602     $  117,284
Total Assets                                                    393,029        410,217        417,672        389,989        354,094
Long-term Debt (6)                                               24,962           -            57,750           -              -
Total Stockholders' Equity                                      227,678        223,307        201,895        194,028        179,912

(1) Beginning with fiscal 2001, the Company changed to a 52-53 week year ending on the Saturday closest to January 31; previously, the Company's fiscal year ended on the Saturday closest to December 31. Financial data for the five-week Transition Period ended February 3, 2001 (restated for discontinued operations) is as follows: net sales $83,572, cost of merchandise sold $70,181, gross profit $13,391, selling, general and administrative expenses $22,937, other income net $826, interest expense $186, loss from continuing operations ($5,522), loss from discontinued operations ($92), net loss ($5,614), basic and diluted loss per share/continuing operations $(0.14).
(2) Selling, General and Administrative Expenses include store closing and asset impairment charges of $12.2 million in 2003, $2.5 million in 2002; $2.9 million in 2001; and $15.9 million in 1999. A $3.4 million credit related to store closings was recorded in 2000.
(3) Average sales per store (including sales from leased shoe and fragrance departments) for each period have been calculated by dividing (a) total sales during such period by (b) the number of stores open at the end of such period, in each case exclusive of stores open for less than 12 months. All periods are calculated on a 52-week basis.
(4) Includes sales and selling space of the leased shoe and fragrance departments. Selling area excludes administrative, receiving and storage areas. All periods are calculated on a 52-week basis.
(5) Comparable store information for a period reflects stores open throughout that period and for the same 52-week period in the prior year.
(6) Notes payable to banks of $41,350 at February 1, 2003 is classified as current (see Note 6 to the Financial Statements).

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

Overview
Stein Mart's 261 stores offer the fashion merchandise, service and presentation of a better department or specialty store, at prices competitive with off-price retail chains. Currently with locations from California to New York, Stein Mart's focused assortment of merchandise features moderate to designer brand-name apparel for women, men and children, as well as accessories, gifts, linens and shoes. Management believes that Stein Mart differentiates itself from typical off-price retailers by offering: (i) current-season merchandise carried by better department and specialty stores at value prices, (ii) a stronger merchandising "statement," with more depth of color and size, and (iii) merchandise presentation more comparable to other upscale retailers.

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

During 2003, the Company closed 16 under-performing stores whose aggregate loss from operations for 2003 was $22.7 million. The Company also eliminated discount coupons on full-price merchandise at the end of July 2003. Eliminating coupons hurt comparable store sales during the Fall selling season, but resulted in more markdown dollars being available to move seasonal goods at a faster rate, thus providing fresher, more current merchandise.

Accomplishments during 2003 include:
     o Opened 12 new stores during the year which produced $38.2 million in sales for 2003; closed 16 under-performing stores
     o Eliminated discount coupons on full-price merchandise; re-engineered sales promotion activities and calendar to reinforce the everyday value proposition and to make the seasonal clearance cycle more efficient
     o    Reduced average store inventories by 3.2%
     o Reduced shrinkage 35% for a benefit of $4.5 million as a result of a restructured loss prevention organization and systems put in place during the past several years
     o Introduced Peck & Peck label women's clothing in Boutique and Raymond Waites Studio in gifts and linens as unique lines for Stein Mart

     o    Launched national TV branding campaign featuring Stein Mart customers
     o Entered into a new, three-year, $150 million loan agreement with added flexibility and lower rates, as well as the opportunity to extend the terms and increase the size of the facility.

Outlook
Over the past two years, the Company has reduced inventory levels, re-formatted its stores, closed unprofitable locations, eliminated full-price coupons and created a new marketing campaign. As such, the Company's preliminary outlook for 2004 is as follows:
     o Negative pressure on comparable store sales should ease mid-year (coupon elimination anniversary);
     o Inventory discipline and revised clearance cycle should produce improved merchandise freshness;
     o Branding campaign/new marketing initiatives should encourage new customer trial; and
     o Improved general economy and fashion emphasis should benefit retail in general.

Stores
The number of stores open as of January 31, 2004, February 1, 2003 and February 2, 2002 were 261, 265 and 253, respectively.

                                                              2003         2002         2001
                                                           ----------   ----------   ----------
     Stores at beginning of year                                 265          253          226
     Stores opened during the year                                12           16           30
     Stores closed during the year                               (16)          (4)          (3)
                                                           ----------   ----------   ----------
     Stores at the end of year                                   261          265          253
                                                           ==========   ==========   ==========

Results of Operations
The following table sets forth each line item of the Statement of Operations expressed as a percentage of the Company's net sales:


                                                              2003         2002         2001
                                                           ----------   ----------   ----------
     Net sales                                                100.0%       100.0%       100.0%
     Cost of merchandise sold                                  74.9         75.2         76.0
                                                           ----------   ----------   ----------
     Gross profit                                              25.1         24.8         24.0
     Selling, general and administrative expenses              25.5         23.2         22.9
     Other income, net                                          1.0          1.0          1.1
                                                           ----------   ----------   ----------
     Income from operations                                     0.6          2.6          2.2
     Interest expense                                           0.1          0.2          0.3
                                                           ----------   ----------   ----------
     Income from continuing operations before income taxes      0.5          2.4          1.9
     Provision for income taxes                                 0.2          0.9          0.7
                                                           ----------   ----------   ----------
     Income from continuing operations                          0.3          1.5          1.2
     Loss from discontinued operations, net of tax benefit     (0.1)         -            -
                                                           ----------   ----------   ----------
     Net income                                                 0.2%         1.5%         1.2%
                                                           ==========   ==========   ==========

Store Closings
Sixteen under-performing stores were closed during 2003 (see Notes 2 and 3 to the Financial Statements) and the Company plans to close six more stores and relocate three stores during 2004. The closings in 2004 will be at natural lease term expirations, so there will be no significant lease termination costs in 2004.

Two of the stores closed during the fourth quarter of 2003 resulted in the exit from the New Mexico market and, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, are classified as discontinued operations, as cash flows of these stores have been eliminated from ongoing operations. Sales and operating losses for the 16 stores closed in 2003 and four stores closed in 2002 are shown below for the years ended January 31, 2004 and February 1, 2003. Included in the 2002 column are operating results of the 16 stores closed in 2003, in addition to the four stores closed in 2002.

                                                         2003           2002
                                                     ------------   ------------
     Sales from closed stores:
        Included in continuing operations               $ 27,358        $54,082
        Included in discontinued operations                6,175          7,035
                                                     ------------   ------------
                                                        $ 33,533        $61,117
                                                     ============   ============
     Operating losses from closed stores:
        Included in continuing operations               $(20,041)       $(9,403)
        Included in discontinued operations               (2,696)          (461)
                                                     ------------   ------------
                                                        $(22,737)       $(9,864)
                                                     ============   ============

Operating losses from closed stores include the following store closing and asset impairment expenses:

     Continuing operations:                              2003           2002
                                                     ------------   ------------
        Present value of lease termination costs        $  6,561        $   113
        Asset impairment charges                             793          1,610
        Severance                                            736           -
        Third-party liquidation services                   1,058           -
                                                     ------------   ------------
                                                           9,148          1,723
                                                     ------------   ------------
     Discontinued operations:
        Present value of lease termination costs             172           -
        Asset impairment charges                              42           -
        Severance                                            135           -
                                                     ------------   ------------
                                                             349           -
                                                     ------------   ------------
     Total                                              $  9,497        $ 1,723
                                                     ============   ============

Continuing Operations
Year Ended January 31, 2004 Compared to Year Ended February 1, 2003
The 3.3% total sales decrease for the year ended January 31, 2004 from the prior year reflects a 4.7% decrease in sales from comparable stores, the opening of 12 new stores, which contributed $38.2 million to net sales, and the closing of 16 stores. For the past three years, as a marketing vehicle to attract new customers, the Company used various coupons that allowed customers to take a specified percentage discount off of full-priced merchandise. As this practice escalated, it became apparent that these coupons did not support the Company's unique selling proposition. As a result, the Company discontinued these `percentage off full price' coupons in July 2003. While such coupons may continue to be used on a limited basis in new markets and specific circumstances, the widespread distribution of full-price, percentage off coupons has ceased. As anticipated, the discontinuation of these customer traffic incentives hindered 2003 sales growth. However, discounts that had previously been devoted to these coupon incentives were used to clear seasonal goods more efficiently and create additional freshness in the inventory.

Gross profit for the year ended January 31, 2004 was $340.8 million or 25.1 percent of net sales, a 0.3 percentage point increase over gross profit of $347.0 million or 24.8 percent of net sales for the year ended February 1, 2003. Mark-up improved 2.1 percentage points over last year, but was offset by a 1.6 percentage point increase in markdowns and a 0.5 percentage point due to lack of occupancy leverage. Markdowns in the stores that were going out of business accounted for almost half of the markdown impact. Gross profit also includes a $1.6 million inventory charge to reduce merchandise inventories to the lower of cost or market value in the six stores planned for closing in Spring 2004.
Lastly, gross profit was favorably impacted by a 0.3 percentage point improvement in shrinkage from last year as a result of a restructured loss prevention organization and enhanced systems.

Selling,  general and  administrative  expenses  ("SG&A") were $345.9 million or
25.5 percent of net sales for the year ended January 31, 2004, a $21.0 million increase over SG&A expenses of $324.4 million or 23.2 percent of net sales for 2002. Included in SG&A for fiscal 2003 and 2002 are store closing and asset impairment charges of $12.2 million and $2.5 million, respectively. The increase in these charges accounted for approximately one-third of the 2.3 percentage point increase in SG&A as a percent of sales. SG&A increased 0.5 percent of net sales due to an increase in expenses related to the new advertising campaign and the remaining increase is due to a lack of leverage resulting from the 4.7% decrease in comparable store sales for fiscal year 2003.

Pre-opening expenses for the 12 stores opened in 2003 amounted to $1.8 million and for the 16 stores opened in 2002, amounted to $3.1 million.

Other income, primarily from in-store leased shoe departments, was $13.0 million in 2003, a slight decrease from the $13.9 million in 2002, but remained at 1.0% of sales. An improvement in the shoe business was offset by the elimination of fragrance as a leased department in May 2003.

Interest expense for 2003 was $1.7 million, compared to $2.6 million in 2002. The decrease resulted from lower average borrowings at lower interest rates this year compared to last year.

Income from continuing operations before income taxes was $6.2 million or 0.5 percent of net sales for 2003 and $33.8 million or 2.4 percent of net sales for 2002. The decrease in income from continuing operations is due to the overall reduction in net sales, as well as operating losses of $20.0 million from the 14 stores closed in 2003 and other changes discussed above.

Year Ended February 1, 2003 Compared to Year Ended February 2, 2002
Net sales of $1.402 billion were achieved for fiscal year 2002, an increase of $88.5 million, or 6.7 percent over net sales of $1.313 billion for fiscal year 2001. The 16 new stores opened in 2002 contributed $56.5 million to net sales. Comparable store net sales decreased 0.8 percent from 2001.

Gross profit for 2002 was $347.0 million or 24.8 percent of net sales compared to $315.2 million or 24.0 percent of net sales for 2001. The 0.8 percent increase in the gross profit percent primarily resulted from inventory control initiatives which resulted in lower markdowns, somewhat offset by higher occupancy costs as a percent of sales.

Selling, general and administrative expenses were $324.4 million or 23.2 percent of net sales for 2002, as compared to $299.9 million or 22.9 percent of net sales in 2001. The 0.3 percent increase was primarily due to a lack of sales leverage slightly offset by lower pre-opening costs. Selling, general and administrative expenses include store closing expenses and asset impairment charges for under-performing stores of $2.5 million in 2002 and $2.9 million in 2001.

Pre-opening expenses for the 16 stores opened in 2002 amounted to $3.1 million and for the 30 stores opened in 2001, amounted to $5.0 million.

Other income, primarily from in-store leased shoe departments, was $13.9 million in 2002, a slight decrease from the $14.0 million for 2001. In 2002, a new shoe lessee, whose offerings more closely mirror the Stein Mart apparel assortment, was chosen for approximately 60% of the stores. During the period preceding the turnover date, a decrease in shoe sales of the predecessor shoe lessee resulted in lower sublease income.

Interest expense for 2002 was $2.6 million, compared to $4.0 million in 2001. The decrease resulted from lower average borrowings as a result of decreased inventory levels on a per store basis, as well as lower interest rates in 2002 compared to 2001.

Liquidity and Capital Resources
The Company's primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. As of January 31, 2004, the Company had $12.0 million in cash and cash equivalents. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company's working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season.

Net cash provided by operating activities was $29.9 million in 2003 and $34.7 million in 2002. The decrease in 2003 was primarily attributable to a decrease in net income including non-cash items and decreases in inventories and accounts payable. Inventories decreased 4.7%, or $13.9 million, to $283.4 million at January 31, 2004 from $297.2 million at February 1, 2003. On an average store basis, inventories were reduced 3.2% from the prior year. This decrease was the result of recent changes to the Company's marketing, sales promotion and clearance strategies which resulted in lower end of year inventory levels. The decrease in accounts payable is directly related to the decrease in inventory.

Capital expenditures, primarily for the acquisition of store fixtures, equipment and leasehold improvements and information system enhancements, were $13.3 million and $19.1 million for 2003 and 2002, respectively. The decrease was primarily due to four fewer stores opened in 2003 than in 2002.

Cash used in financing activities was $14.4 million in 2003 and $16.1 million in 2002 and was primarily used to paydown the revolving credit facility. During 2003 and 2002, cash was also used to repurchase 50,000 shares of the Company's common stock for $0.2 million and 220,000 shares for $1.5 million, respectively. As of January 31, 2004, there are 1,994,200 shares which can be repurchased pursuant to the Board of Directors current authorizations. The decision to repurchase stock is primarily dependent on market conditions.

The Company plans to open 10-12 new stores in 2004, including the relocation of three existing stores. Most of the 2004 store openings will occur in the second half of the year. The cost of opening a typical new store generally ranges from $450,000 to $650,000 for fixtures, equipment, leasehold improvements and pre-opening costs (primarily advertising, stocking and training). Pre-opening costs are expensed at the time of opening. Initial inventory investment for a new store is approximately $1.1 million (a portion of which is normally financed through vendor credit). The Company's total capital expenditures for 2004 (including amounts budgeted for new store expansion, improvements to existing stores and information system enhancements) are anticipated to be approximately $15 million.

The Company has a revolving credit agreement with a group of lenders, which extends through July 2006. The agreement, which was completed in July 2003, provides a $150 million senior revolving credit facility. Borrowings are based on and secured by eligible inventory. Due to the seasonal nature of the Company's business, the Company's bank borrowings fluctuate during the year, typically reaching their highest levels during the third or fourth quarter, as the Company builds its inventory for the Christmas selling season. At January 31, 2004 and February 1, 2003, outstanding borrowings were $25.0 million and $41.4 million, respectively.

The interest rates on borrowings under the Agreement range from Prime to Prime plus .25% per annum for Prime Rate Loans and LIBOR plus 1.50% to LIBOR plus 2.25% per annum for Eurodollar Rate Loans and are established quarterly, based on excess availability as defined in the Agreement. As of January 31, 2004, the interest rates for Prime Rate and Eurodollar Rate Loans were 4.13% and 2.85%, respectively. An unused line fee of .25% to .375% per annum (.375% as of January 31, 2004) is charged on the unused portion of the revolving credit facility, based on excess availability. The Company was in full compliance with the terms of the Agreement as of January 31, 2004.

The Company believes that expected net cash provided by operating activities and bank borrowings will be sufficient to fund anticipated current and long-term capital expenditures and working capital requirements. Should current operating conditions deteriorate, management can adjust operating plans, including new store rollout. In addition, there is unused borrowing capacity under the revolving credit agreement.

Contractual Obligations
To facilitate an understanding of the Company's contractual obligations, the following data is provided:



                                                      Payments Due By Period
                             ------------------------------------------------------------------------
                                              Less than        1 - 2          3 - 5         After 5
                                 Total         1 Year          Years          Years          Years
                             ------------   ------------   ------------   ------------   ------------
Notes payable to banks          $ 24,962        $  -           $  -          $ 24,962       $   -
Operating leases                 394,778         62,046         57,822        142,985        131,925
                             ------------   ------------   ------------   ------------   ------------
Total                           $419,740        $62,046        $57,822       $167,947       $131,925
                             ============   ============   ============   ============   ============

The Company also has outstanding standby letters of credit totaling $5.5 million securing certain insurance programs at January 31, 2004. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any payments; therefore, the letters of credit are excluded from the preceding table.

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

Store Closing Costs
The Company follows SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," to record store closing costs. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.

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

For a complete listing of our significant accounting policies, see Note 1 to the Financial Statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to interest rate risk primarily through borrowings under its revolving credit facility. At January 31, 2004, direct borrowings aggregated $25.0 million. The facility permits debt commitments up to $150.0 million, has a July 2006 maturity date and bears interest at spreads over the prime rate and LIBOR. The average outstanding borrowings during fiscal 2003, 2002 and 2001 were $50.0 million, $66.0 million and $82.3 million, respectively, at weighted-average interest rates of 3.4%, 3.9% and 4.9% respectively. Management believes that its exposure to market risk associated with its borrowings is not material.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements of the Company and the Report of Independent Certified Public Accountants thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    DISCLOSURE CONTROLS AND PROCEDURES
The Company's management, including Michael D. Fisher, President and Chief Executive Officer (principal executive officer) and James G. Delfs, Senior Vice President and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company's "disclosure controls and procedures", as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Annual Report on Form 10K. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The Company has adopted a code of ethics applicable to all of the Company's officers and employees, including the Company's principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics may be found on our web site at www.steinmart.com. The Company intends to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

Other information required by this item appears under the caption "Election of Directors" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item appears under the caption "Executive Compensation" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item appears under the caption "Voting Securities" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item appears under the caption "Certain Transactions; Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders and is incorporated by reference.

                                     PART IV

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item appears under the caption "Independent Certified Public Accountants" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K 15(a)(1) Financial Statements
The documents  listed below are filed as part of this Form 10-K:

                                                                      Page in
                                                                     Form 10-K
                                                                     ---------
Report of Independent Certified Public Accountants                      F-1
Balance Sheets                                                          F-2
Statements of Operations                                                F-3
Statements of Stockholders' Equity                                      F-4
Statements of Cash Flows                                                F-5
Notes to Financial Statements                                           F-6

15(a)(2) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

15(a)(3) Exhibits
See Index to Exhibits which begins on Page E-1.

15(b) Reports on Form 8-K
The Company did not file a report on Form 8-K during the quarter ended January 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          STEIN MART, INC.

Date:     April 14, 2004           By:    /s/ Michael D. Fisher
                                          --------------------------------------
                                          Michael D. Fisher, President and Chief
                                            Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 14thd day of April, 2004.




/s/ Jay Stein                             /s/ Linda McFarland Farthing
-------------------------------------     --------------------------------------
Jay Stein                                 Linda McFarland Farthing
Chairman of the Board                     Director


/s/ John H. Williams, Jr.                 /s/ Mitchell W. Legler
-------------------------------------     --------------------------------------
John H. Williams, Jr.                     Mitchell W. Legler
Vice Chairman                             Director


/s/ Michael D. Fisher                     /s/ Michael D. Rose
-------------------------------------     --------------------------------------
Michael D. Fisher                         Michael D. Rose
President and Chief Executive Officer     Director


/s/ James G. Delfs                        /s/ Richard L. Sisisky
-------------------------------------     --------------------------------------
James G. Delfs                            Richard L. Sisisky
Senior Vice President and Chief           Director
  Financial Officer


/s/ Clayton E. Roberson, Jr.              /s/ Martin E. Stein, Jr.
-------------------------------------     --------------------------------------
Clayton E. Roberson, Jr.                  Martin E. Stein, Jr.
Vice President and Controller             Director


/s/ Alvin R. Carpenter                    /s/ J. Wayne Weaver
-------------------------------------     --------------------------------------
Alvin R. Carpenter                        J. Wayne Weaver
Director                                  Director


                                          /s/ James H. Winston
                                          --------------------------------------
                                          James H. Winston
                                          Director

               Report of Independent Certified Public Accountants

To the Board of Directors
and Stockholders of Stein Mart, Inc.

In our opinion, the accompanying financial statements appearing on pages F-2 through F-16 of this annual report present fairly, in all material respects, the financial position of Stein Mart, Inc. at January 31, 2004 and February 1, 2003, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
------------------------------
Jacksonville, Florida
March 19, 2004



                                Stein Mart, Inc.
                                 Balance Sheets
                                 (In thousands)

                                                                 January 31,      February 1,
                                                                    2004             2003
                                                               --------------   --------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 11,965         $  9,859
Trade and other receivables                                           4,227            4,919
Inventories                                                         283,379          297,230
Prepaid expenses and other current assets                             6,227            4,361
                                                               --------------   --------------
     Total current assets                                           305,798          316,369
Property and equipment, net                                          76,934           86,351
Other assets                                                         10,297            7,497
                                                               --------------   --------------
     Total assets                                                  $393,029         $410,217
                                                               ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                   $ 59,046         $ 70,472
Accrued liabilities                                                  60,715           53,407
Income taxes payable                                                   -               5,353
Notes payable to banks                                                 -              41,350
                                                               --------------   --------------
     Total current liabilities                                      119,761          170,582
Notes payable to banks                                               24,962             -
Other liabilities                                                    20,628           16,328
                                                               --------------   --------------
     Total liabilities                                              165,351          186,910
COMMITMENTS AND CONTINGENCIES (Note 7)
Stockholders' equity:
Preferred  stock - $.01 par value; 1,000,000 shares
 authorized; no shares outstanding
Common stock - $.01 par value; 100,000,000 shares
 authorized; 41,993,529 and 41,618,678 shares issued
 and outstanding, respectively                                          420              416
Paid-in capital                                                       3,196              721
Unearned compensation                                                  (309)            -
Retained earnings                                                   224,371          222,170
                                                               --------------   --------------
     Total stockholders' equity                                     227,678          223,307
                                                               --------------   --------------
     Total liabilities and stockholders' equity                    $393,029         $410,217
                                                               ==============   ==============

   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                            Statements of Operations
                     (In thousands except per share amounts)



                                                                            For The 52 Weeks Ended
                                                               ------------------------------------------------
                                                                 January 31,     February 1,       February 2,
                                                                    2004             2003              2002
                                                               --------------   --------------   --------------
Net sales                                                        $1,355,457       $1,401,613       $1,313,144
Cost of merchandise sold                                          1,014,695        1,054,616          997,950
                                                               --------------   --------------   --------------
Gross profit                                                        340,762          346,997          315,194
Selling, general and administrative expenses                        345,868          324,431          299,933
Other income, net                                                    13,040           13,870           13,984
                                                               --------------   --------------   --------------
Income from operations                                                7,934           36,436           29,245
Interest expense                                                      1,688            2,604            4,000
                                                               --------------   --------------   --------------
Income from continuing operations before income taxes                 6,246           33,832           25,245
Provision for income taxes                                            2,373           12,856            9,593
                                                               --------------   --------------   --------------
Income from continuing operations                                     3,873           20,976           15,652
Loss from discontinued operations, net of tax benefit                (1,672)            (286)            (298)
                                                               --------------   --------------   --------------
Net income                                                          $ 2,201         $ 20,690         $ 15,354
                                                               ==============   ==============   ==============


Basic income (loss) per share:
Continuing operations                                                 $0.09            $0.51            $0.38
Discontinued operations                                               (0.04)           (0.01)           (0.01)
                                                               --------------   --------------   --------------
Total                                                                 $0.05            $0.50            $0.37
                                                               ==============   ==============   ==============


Diluted income (loss) per share:
Continuing operations                                                 $0.09            $0.51            $0.38
Discontinued operations                                               (0.04)           (0.01)           (0.01)
                                                               --------------   --------------   --------------
Total                                                                 $0.05            $0.50            $0.37
                                                               ==============   ==============   ==============


Weighted-average shares outstanding - Basic                          41,649           41,575           41,176
                                                               ==============   ==============   ==============
Weighted-average shares outstanding - Diluted                        41,701           41,764           41,493
                                                               ==============   ==============   ==============

   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                       Statements of Stockholders' Equity
                                 (In thousands)

                                                                                   Unearned                           Total
                                                  Common           Paid-in          Compen-         Retained       Stockholders'
                                                   Stock           Capital          sation          Earnings          Equity
                                              --------------   --------------   --------------   --------------   --------------
Balance at February 3, 2001                           $415           $   77            $ -           $187,999         $188,491

Net income                                                                                             15,354           15,354
Common shares issued under
  stock option plan and related
  income tax benefits                                    5            3,067                                              3,072
Common shares issued under
  employee stock purchase plan                           2              995                                                997
Reacquired shares                                       (7)          (4,139)                           (1,873)          (6,019)
                                              --------------   --------------   --------------   --------------   --------------

Balance at February 2, 2002                            415              -                -            201,480          201,895

Net income                                                                                             20,690           20,690
Common shares issued under
  stock option plan and related
  income tax benefits                                    2            1,193                                              1,195
Common shares issued under
  employee stock purchase plan                           1            1,027                                              1,028
Reacquired shares                                       (2)          (1,499)                                            (1,501)
                                              --------------   --------------   --------------   --------------   --------------

Balance at February 1, 2003                            416              721              -            222,170          223,307

Net income                                                                                              2,201            2,201
Common shares issued under
  stock option plan and related
  income tax benefits                                    2            1,433                                              1,435
Common shares issued under
  employee stock purchase plan                           2              908                                                910
Reacquired shares                                                      (212)                                              (212)
Restricted stock compensation                                           346             (309)                               37
                                              --------------   --------------   --------------   --------------   --------------

Balance at January 31, 2004                           $420           $3,196            $(309)        $224,371         $227,678
                                              ==============   ==============   ==============   ==============   ==============

   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                            Statements of Cash Flows
                                 (In thousands)

                                                                            For The 52 Weeks Ended
                                                               ------------------------------------------------
                                                                 January 31,      February 1,      February 2,
                                                                    2004             2003             2002
                                                               --------------   --------------   --------------
Cash flows from operating activities:
  Net income                                                        $ 2,201          $20,690          $15,354
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                  18,975           18,770           16,822
      Impairment of property and other assets                         3,881            2,709            1,114
      Store closing charges                                           5,883              113            2,206
      Deferred income taxes                                          (1,734)           9,193           (4,999)
      Restricted stock compensation                                      37             -                -
      Tax benefit from exercise of stock options                        164              385            1,024
      Changes in assets and liabilities:
         Trade and other receivables                                    692              282           (1,752)
         Inventories                                                 13,851           (1,072)         (13,260)
         Prepaid expenses and other current assets                   (2,062)              32             (641)
         Other assets                                                (2,896)          (1,542)            (619)
         Accounts payable                                           (11,426)         (23,203)          13,180
         Accrued liabilities                                          4,340            7,293            1,503
         Income taxes payable                                        (5,353)           1,282             (728)
         Other liabilities                                            3,315             (214)             448
                                                               --------------   --------------   --------------
  Net cash provided by operating activities                          29,868           34,718           29,652
Cash flows used in investing activities:
  Capital expenditures                                              (13,343)         (19,072)         (24,982)
Cash flows from financing activities:
  Net borrowings under notes payable to banks                       (16,388)         (16,400)          (2,486)
  Proceeds from exercise of stock options                             1,271              810            2,048
  Proceeds from employee stock purchase plan                            910            1,028              997
  Purchase of common stock                                             (212)          (1,501)          (6,019)
                                                               --------------   --------------   --------------
  Net cash used in financing activities                             (14,419)         (16,063)          (5,460)
                                                               --------------   --------------   --------------
Net increase (decrease) in cash and cash equivalents                  2,106             (417)            (790)
Cash and cash equivalents at beginning of year                        9,859           10,276           11,066
                                                               --------------   --------------   --------------
Cash and cash equivalents at end of year                            $11,965          $ 9,859          $10,276
                                                               ==============   ==============   ==============
Supplemental disclosures of cash flow information:
  Interest paid                                                     $ 1,702          $ 2,567          $ 3,980
  Income taxes paid                                                   7,723            2,392           14,221

   The accompanying notes are an integral part of these financial statements.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2004
            (Dollars in tables in thousands except per share amounts)

1. Summary of Significant Accounting Policies and Other Information
At January 31, 2004 the Company operated a chain of 261 off-price retail stores in 28 states and the District of Columbia. Each store offers women's, men's and children's apparel, as well as accessories, gifts, linens and shoes.

Fiscal Year End
The Company's fiscal year ends on the Saturday closest to January 31. Results for 2003, 2002 and 2001 are for the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

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

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of 3-10 years for furniture, fixtures and equipment and 5-15 years for leasehold improvements. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the lease.

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

Store Closing Costs
The Company follows SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," to record store closing costs. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

Advertising Expense
Advertising costs are expensed as incurred. Advertising expenses of $57,390,000, $51,653,000 and $46,576,000 are reflected in selling, general and administrative expenses in the Statements of Operations for 2003, 2002 and 2001, respectively.

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

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                                 2003       2002       2001
                                               --------   --------   --------
   Weighted-average number of common shares     41,649     41,575     41,176
   Stock options                                    52        189        317
                                               --------   --------   --------
   Weighted-average number of common
     shares plus common stock equivalents       41,701     41,764     41,493
                                               ========   ========   ========

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

Reclassifications
Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation
The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation," and intends to retain the intrinsic value method of accounting for stock-based compensation which it currently uses. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Restricted stock awards issued by the Company are accounted for in accordance with APB 25. The employee compensation cost is included in net income, as reported, throughout the vesting period. Had compensation cost of the Company's stock-based plans been determined consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been changed to the following pro forma amounts (in thousands except per share amounts):



                                                                    2003             2002             2001
                                                               --------------   --------------   --------------
   Net income - as reported                                          $2,201          $20,690          $15,354

   Add:  Restricted stock-based employee
   compensation expense included in reported
   net income, net of related tax effects                                23             -                -

   Deduct:  Total stock-based employee
   compensation expense determined under the
   fair value based method for all awards, net of
   related tax effects                                               (1,209)          (1,741)          (2,087)
                                                               --------------   --------------   --------------

   Net income - pro forma                                            $1,015          $18,949          $13,267
                                                               ==============   ==============   ==============

   Basic earnings per share - as reported                             $0.05            $0.50            $0.37
   Diluted earnings per share - as reported                           $0.05            $0.50            $0.37

   Basic earnings per share - pro forma                               $0.02            $0.46            $0.32
   Diluted earnings per share - pro forma                             $0.02            $0.45            $0.32

The effects of applying this Statement for pro forma disclosures are not likely to be representative of the effects on reported net income for future years, because options vest over several years and additional awards are made each year. In determining the pro forma compensation cost, the weighted-average fair value of options granted during fiscal 2003, 2002 and 2001 was estimated to be $3, $5 and $5, respectively, using the Black-Scholes options pricing model. The following weighted-average assumptions were used for grants made during 2003, 2002 and 2001: dividend yield of 0.0%, expected volatility of 51.8%, 51.9% and 51.7%, respectively, risk-free interest rate of 3.0%, 3.8% and 4.8%, respectively and expected lives of 5.0, 5.0 and 7.0, respectively.

2. Discontinued Operations
Two of the stores closed during the fourth quarter of 2003 (see Note 3) resulted in the exit from the New Mexico market. SFAS No. 144 requires closed stores to be classified as discontinued operations when the operations and cash flows of the stores have been eliminated from ongoing operations. To determine if cash flows have been eliminated from ongoing operations, management evaluated a number of factors, including: proximity to a remaining store, physical location within a metropolitan or non-metropolitan area and transferability of sales between open and closed locations. Based on these criteria, management determined that those two closed stores should be accounted for as discontinued operations. The prior years' operating activities for these two stores have also been reclassified to "Loss from discontinued operations" in the accompanying Statements of Operations.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

Discontinued operations generated sales of $6.2 million, $7.0 million and $7.0 million, in 2003, 2002 and 2001, respectively. Loss from discontinued operations includes the following components:



                                                                    2003             2002             2001
                                                               --------------   --------------   --------------
   Loss from operations                                             $(2,696)           $(461)           $(481)
   Income tax benefit                                                 1,024              175              183
                                                               --------------   --------------   --------------
   Loss from discontinued operations, net of tax benefit            $(1,672)           $(286)           $(298)
                                                               ==============   ==============   ==============

See Note 3 for a description of store closing costs and asset impairment charges included in loss from discontinued operations for 2003.

3. Store Closing Charges and Impairment of Long-Lived Assets
In January 2004, the Company announced plans to close six stores and to relocate three other stores in 2004 within the same metropolitan areas. A pre-tax asset impairment charge of $1.3 million was recorded during 2003 to reduce the carrying value of property and equipment for these nine stores to their respective fair value. A $1.6 million inventory charge was also recorded to reduce merchandise inventories in these stores to their estimated realizable value. The estimated charges that will be recorded in 2004 are approximately $1.5 million for the present value of lease termination costs and severance charges.

The Company closed 16 under-performing stores during 2003 incurring pre-tax charges of $6.7 million for the present value of lease termination costs. The Company also incurred pre-tax asset impairment charges of $2.6 million during 2003 and $2.4 million during 2002 to reduce the carrying value of property and equipment of these and certain other under-performing stores to their respective estimated fair value. Severance costs of $0.9 million were also incurred during 2003. Lease termination costs are net of estimated sublease income that could reasonably be obtained for the properties. In the event the Company is not successful in subleasing closed store locations when management expects, additional reserves for store closing costs may be recorded. All of these charges are included in selling, general and administrative expenses in the Statement of Operations for 2003 and 2002, except for $349,000 in 2003 and $50,000 in 2002 which are included in loss from discontinued operations.

During 2001, the Company recorded a pre-tax charge of $2.9 million, including $2.2 million for the estimated cost of lease terminations and $0.7 million for the impairment of certain property and equipment for four stores that were closed in 2002. The charges are included in selling, general and administrative expenses in the Statement of Operations for 2001.

The following tables show the activity in the store closing reserve (in thousands):



                                                  Feb. 1,                                           Jan. 31,
                                                   2003            Charges         Payments           2004
                                              --------------   --------------   --------------   --------------
   Continuing operations:
     Lease termination costs                        $4,982           $6,561          $(2,763)          $8,780
     Severance                                        -                 736             (586)             150
     Other                                            -                 105             -                 105
                                              --------------   --------------   --------------   --------------
                                                     4,982            7,402           (3,349)           9,035
                                              --------------   --------------   --------------   --------------
   Discontinued operations:
     Lease termination costs                          -                 172              (13)             159
     Severance                                        -                 135             (135)            -
                                              --------------   --------------   --------------   --------------
                                                      -                 307             (148)             159
                                              --------------   --------------   --------------   --------------
   Total store closing reserve                      $4,982           $7,709          $(3,497)          $9,194
                                              ==============   ==============   ==============   ==============



                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                                  Feb. 2,                                            Feb. 1,
   Continuing operations:                          2002            Charges         Payments           2003
                                              --------------   --------------   --------------   --------------
     Lease termination costs                        $5,680           $  113          $  (811)          $4,982
                                              ==============   ==============   ==============   ==============

                                                  Feb. 3,                                            Feb. 2,
   Continuing operations                           2001            Charges         Payments           2002
                                              --------------   --------------   --------------   --------------
     Lease termination costs                        $4,984           $2,206          $(1,510)          $5,680
                                              ==============   ==============   ==============   ==============

The store closing reserve at January 31, 2004, February 1, 2003 and February 2, 2002 includes a current portion (in accrued liabilities) of $2.8 million, $1.5 million and $1.0 million, respectively, and a long-term portion (in other liabilities) of $6.4 million, $3.5 million and $4.7 million, respectively.

The table below sets forth the components of loss from operations for stores closed in 2003, 2002 and 2001. The 2003 table presents the losses from the 16 stores that closed in 2003; the 2002 table presents the sum of the losses from the 16 stores closed in 2003 and the four stores closed in 2002; and the 2001 table presents the sum of the losses of the 16 stores closed in 2003, the four stores closed in 2002 and the three stores closed in 2001.



                                               Operating Results of Closed Stores Included In:
                                              ------------------------------------------------
                                                Continuing      Discontinued     Total Closed
Year ended January 31, 2004:                    Operations       Operations         Stores
                                              --------------   --------------   --------------
Sales                                             $ 27,358          $ 6,175         $ 33,533
Cost of sales                                       30,962            6,765           37,727
                                              --------------   --------------   --------------
Gross margin                                        (3,604)            (590)          (4,194)
Selling, general and administrative expenses        16,639            2,139           18,778
Other income, net                                      202               33              235
                                              --------------   --------------   --------------
Loss from operations                              $(20,041)         $(2,696)        $(22,737)
                                              ==============   ==============   ==============
# of stores closed in 2003                              14                2               16
                                              ==============   ==============   ==============

                                                Continuing      Discontinued     Total Closed
Year ended February 1, 2003:                    Operations       Operations         Stores
                                              --------------   --------------   --------------
Sales                                              $54,082           $7,035          $61,117
Cost of sales                                       46,535            5,501           52,036
                                              --------------   --------------   --------------
Gross margin                                         7,547            1,534            9,081
Selling, general and administrative expenses        17,721            2,078           19,799
Other income, net                                      771               83              854
                                              --------------   --------------   --------------
Loss from operations                               $(9,403)           $(461)         $(9,864)
                                              ==============   ==============   ==============
# of stores closed in 2003 and 2002                     18                2               20
                                              ==============   ==============   ==============

                                                Continuing      Discontinued     Total Closed
Year ended February 2, 2002:                    Operations       Operations         Stores
                                              --------------   --------------   --------------
Sales                                             $ 63,923           $7,046         $ 70,969
Cost of sales                                       53,491            5,617           59,108
                                              --------------   --------------   --------------
Gross margin                                        10,432            1,429           11,861
Selling, general and administrative expenses        21,809            2,004           23,813
Other income, net                                      928               94            1,022
                                              --------------   --------------   --------------
Loss from operations                              $(10,449)          $ (481)        $(10,930)
                                              ==============   ==============   ==============
# of stores closed in 2003, 2002 and 2001               21                2               23
                                              ==============   ==============   ==============

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

4. Property and Equipment, Net
Property and equipment and the related accumulated depreciation and amortization are as follows:



                                                                  Jan. 31,          Feb. 1,
                                                                    2004             2003
                                                               --------------   --------------
     Furniture, fixtures and equipment                             $151,100         $145,285
     Leasehold improvements                                          51,017           49,471
                                                               --------------   --------------
                                                                    202,117          194,756
     Less:  accumulated depreciation and amortization               125,183          108,405
                                                               --------------   --------------
                                                                   $ 76,934         $ 86,351
                                                               ==============   ==============

5. Accrued Liabilities
The major components of accrued liabilities are as follows:



                                                                  Jan. 31,          Feb. 1,
                                                                    2004             2003
                                                               --------------   --------------
     Compensation and employee benefits                             $14,389          $13,302
     Unredeemed gift and returns cards                               14,434           12,545
     Property taxes                                                  10,668           10,323
     Payroll and other taxes                                          6,312            4,772
     Store closing reserve                                            2,827            1,461
     Other                                                           12,085           11,004
                                                               --------------   --------------
                                                                    $60,715          $53,407
                                                               ==============   ==============

6. Notes Payable to Banks
In July 2003, the Company completed a three-year $150 million senior revolving credit agreement (the "Agreement") with a group of lenders to replace its existing loan facility. Under the terms of the Agreement, the Company has the option to increase the facility by an additional $25 million and to extend the terms for an additional year.

Borrowings under the Agreement are based on and secured by eligible inventory. The Company routinely issues commercial and standby letters of credit for purposes of securing foreign sourced merchandise and certain insurance programs. Outstanding letters of credit reduce availability under the credit agreement. The Company had outstanding commercial and stand-by letters of credit of $0.2 million and $5.5 million, respectively, at January 31, 2004.

The interest rates on borrowings under the Agreement range from Prime to Prime plus .25% per annum for Prime Rate Loans and LIBOR plus 1.50% to LIBOR plus 2.25% per annum for Eurodollar Rate Loans and are established quarterly, based on excess availability as defined in the Agreement. As of January 31, 2004, the interest rates for Prime Rate and Eurodollar Rate Loans were 4.13% and 2.85%, respectively. An unused line fee of .25% to .375% per annum (.375% as of January 31, 2004) is charged on the unused portion of the revolving credit facility, based on excess availability. The Company was in full compliance with the terms of the Agreement as of January 31, 2004.

All borrowings bear interest at variable rates that approximate current market rates and therefore the carrying value of these borrowings approximates fair value.

Notes payable to banks was classified as current at February 1, 2003 because management's projections indicated that the Company would not be in compliance with certain of the financial covenants under the previous credit agreement as of the end of the first quarter 2003

7. Leased Facilities and Commitments
The Company leases all of its retail and support facilities. Annual store rent is generally comprised of a fixed minimum amount plus a contingent amount based on a percentage of sales exceeding a stipulated amount. Most leases also require additional payments covering real estate taxes, common area costs and insurance.



                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

Rent expense is as follows:
                                                                    2003             2002             2001
                                                               --------------   --------------   --------------
     Minimum rental                                                 $62,869          $60,805          $55,278
     Contingent rentals                                                 441              678              889
                                                               --------------   --------------   --------------
                                                                    $63,310          $61,483          $56,167
                                                               ==============   ==============   ==============

At January 31, 2004, for the majority of its retail and corporate facilities, the Company was committed under noncancellable leases with remaining terms of up to 15 years. Future minimum payments under noncancellable leases are:

     2004                                                           $62,046
     2005                                                            57,822
     2006                                                            52,761
     2007                                                            47,829
     2008                                                            42,395
     Thereafter                                                     131,925
                                                               --------------
                                                                   $394,778
                                                               ==============

During the periods presented, the Company subleased the space for shoe and fragrance departments in all of its stores. As of March 2003, the Company owns and operates the fragrance department. Sales from leased departments are excluded from sales of the Company. Sublease rental income of $12,097,300, $12,440,500 and $12,524,700, is included in other income, net in the Statements of Operations for 2003, 2002 and 2001, respectively.

8. Income Taxes
The income tax provision is as follows:



                                                                    2003             2002             2001
                                                               --------------   --------------   --------------
     Current:
        Federal                                                      $3,783          $ 3,374          $13,440
        State                                                           324              289            1,152
                                                               --------------   --------------   --------------
        Total                                                         4,107            3,663           14,592
                                                               --------------   --------------   --------------
     Deferred:
        Federal                                                      (1,597)           8,467           (4,604)
        State                                                          (137)             726             (395)
                                                               --------------   --------------   --------------
        Total                                                        (1,734)           9,193           (4,999)
                                                               --------------   --------------   --------------
     Income tax provision                                            $2,373          $12,856          $ 9,593
                                                               ==============   ==============   ==============

The income tax provision excludes the income tax benefit related to losses from discontinued operations in the amount of $1.0 million in 2003 and $0.2 million in 2002 and 2001 (see Note 2).

Income taxes at the federal statutory rate of 35 percent differ from amounts provided as follows:



                                                                    2003             2002             2001
                                                               --------------   --------------   --------------
     Federal tax at the statutory rate                               $2,186          $11,841           $8,836

     State income taxes, net of federal benefit                         324              536              466
     Other, net                                                        (137)             479              291
                                                               --------------   --------------   --------------
     Total income tax provision                                      $2,373          $12,856           $9,593
                                                               ==============   ==============   ==============
     Effective tax rate                                                38.0%            38.0%            38.0%
                                                               ==============   ==============   ==============

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:



                                                                  Jan. 31,          Feb. 1,
                                                                    2004             2003
                                                               --------------   --------------
     Deferred tax assets:
        Store closing reserves                                      $ 3,437         $  1,893
        Accrued liabilities                                           3,752            2,863
        NOL carryforward                                                684              241
        Other                                                            14             -
                                                               --------------   --------------
                                                                      7,887            4,997
                                                               --------------   --------------
     Deferred tax liabilities:
        Property and equipment                                       13,139           13,064
        Inventory                                                     2,971            3,060
        Prepaid items                                                 1,670              500
                                                               --------------   --------------
                                                                     17,780           16,624
                                                               --------------   --------------
     Net deferred tax liability                                     $(9,893)        $(11,627)
                                                               ==============   ==============

At January 31, 2004, the Company had approximately $16 million in state net operating loss ("NOL") carryforwards, which the Company anticipates utilizing in 2004.

Deferred tax assets and liabilities are reflected on the Company's Balance Sheets as follows:



                                                                  Jan. 31,          Feb.1,
                                                                    2004             2003
                                                               --------------   --------------
     Current deferred tax liabilities (included in
        accrued liabilities)                                        $  (201)        $   -
     Current deferred tax assets (included in
        prepaid expenses and other current assets)                     -                 196
     Non-current deferred tax liabilities (included
        in other liabilities)                                        (9,692)         (11,823)
                                                               --------------   --------------
     Net deferred tax liability                                     $(9,893)        $(11,627)
                                                               ==============   ==============

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

9. Stockholders' Equity
During 2003, 2002 and 2001, the Company repurchased 50,000, 220,000, and 657,600 shares of its common stock in the open market at a total cost of $212,000, $1,501,000 and $6,019,000, respectively. As of January 31, 2004, there are 1,994,200 shares which can be repurchased pursuant to the Board of Directors' current authorizations.

10. Stock Option and Purchase Plans
In 2001, the shareholders approved a new stock option plan (the "Omnibus Plan"), under which a maximum of 4,500,000 shares of the Company's common stock may be issued. Shares covered by unexercised options that terminate or shares that are forfeited may be subject to new awards. The Omnibus Plan replaced the Company's Employee Stock and Director Stock Option Plans (the "Previous Plans") under which there were 3,098,048 options to purchase shares outstanding as of January 31, 2004. Upon approval of the Omnibus Plan, no further options have been or will be issued

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

under the Previous Plans. The term of the Omnibus Plan is indefinite, except that no incentive stock option award can be granted after the tenth anniversary of the plan.

In 2002, the Compensation Committee of the Board of Directors determined that it was appropriate to undertake an overall review of the Company's compensation strategies. As part of this review, it was decided that starting in fiscal 2003 restricted stock awards, as provided for in the Omnibus Plan, in addition to stock options would be granted as part of the Long-term Compensation portion of the compensation program. A total of 72,026 restricted shares were issued to key employees in May 2003 at $5.53 per share, the market value at date of grant. At January 31, 2004, these awards, net of forfeitures, aggregated 62,532 shares. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. Vesting occurs seven years following the date of grant or at the end of the second fiscal year following the date of grant, if certain defined Company performance goals are achieved. Unvested shares are forfeited upon termination of employment.

The Omnibus Plan, consistent with the Previous Plans, provides that shares of common stock may be granted to certain key employees and outside directors through non-qualified stock options, incentive stock options, stock appreciation rights, performance awards, restricted stock, or any other award made under the terms of the plan. The Board of Directors, or its delegated authority, determines the exercise price and all other terms of all grants. In general, one-third of the options granted in the past have become exercisable on the third, fourth and fifth anniversary dates of grant and expire ten years after the date of grant. No stock appreciation rights have been granted under this or the prior plan.

Activity for these fixed-price option plans is as follows:



                                                                   Number          Weighted-
                                                                     of             Average
                                                                   Shares           Exercise
                                                                    (000)            Price
                                                               --------------   --------------
     Outstanding at February 3, 2001                                  4,542           $10.63
        Granted                                                       1,146             8.54
        Exercised                                                      (549)            3.58
        Forfeited                                                      (359)           13.90
                                                               --------------   --------------
     Outstanding at February 2, 2002                                  4,780            10.70
        Granted                                                         514            10.63
        Exercised                                                      (166)            4.58
        Forfeited                                                       (97)           10.49
                                                               --------------   --------------
     Outstanding at February 1, 2003                                  5,031            10.90
        Granted                                                         303             4.74
        Exercised                                                      (251)            4.79
        Forfeited                                                      (727)            9.06
                                                               --------------   --------------
     Outstanding at January 31, 2004                                  4,356           $11.13
                                                               ==============   ==============

Exercisable stock options were 2.611 million, 2.625 million and 2.004 million, at January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about fixed-price stock options outstanding at January 31, 2004:



                                    Options Outstanding                          Options Exercisable
                   ----------------------------------------------------   ---------------------------------
                                       Weighted-
                                        Average            Weighted-                           Weighted-
    Range of            Number          Remaining           Average           Number            Average
    Exercise         Outstanding       Contractual         Exercise         Exercisable        Exercise
     Prices             (000)          Life (Years)          Price             (000)             Price
----------------   ---------------   ----------------   ---------------   ---------------   ---------------
 $ 5.00 - 7.00            588              5.4              $ 6.04              320             $ 6.19
 $ 7.75 - 10.19         1,192              6.7                8.45              252               8.91
 $10.90 - 13.82         2,106              4.2               13.11            1,630              13.67
 $14.25 - 16.59           470              4.3               15.40              409              15.41
                   ---------------   ----------------   ---------------   ---------------   ---------------
                        4,356              5.0              $11.13            2,611             $11.13
                   ===============   ================   ===============   ===============   ===============

The Company has an Employee Stock Purchase Plan (the "Stock Purchase Plan") whereby all employees who complete six months employment with the Company and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan are permitted to use their payroll deductions to acquire shares at 85% of the fair market value of the Company's stock determined at either the beginning or end of each option period. In 2003, 2002 and 2001, the participants acquired 179,902 shares, 173,048 shares and 127,220 shares of the Company's common stock at weighted-average per share prices of $4.92, $5.94 and $7.84 per share, respectively.

11. Employee Benefit Plans
The Company has a defined contribution retirement plan covering employees who are at least 21 years of age, have completed at least one year of service and who work at least 1,000 hours annually. Under the profit sharing portion of the plan, the Company can make discretionary contributions which vest at a rate of 20 percent per year after two years of service. The Company matches 50 percent of the employee's voluntary pre-tax contributions up to a maximum of four percent of the employee's compensation. The Company's matching portion vests in accordance with the plan's vesting schedule. Total Company contributions under the retirement plan were $1,044,000, $1,627,000 and $1,571,000 for 2003, 2002 and 2001, respectively.

The Company has an executive split dollar life insurance plan wherein eligible executives are provided with pre-retirement life insurance protection based upon three to five times base salary. Upon retirement, the executive is provided with life insurance protection based upon one and one-half to two and one-half times final base salary. The expense for this plan was $229,000, $331,000 and $293,000 in 2003, 2002 and 2001, respectively.

The Company also has an executive deferral plan providing officers and key executives with the opportunity to participate in an unfunded, deferred compensation program. Effective November 1, 2002, the plan was amended to include director-level employees. Under the program, participants may defer up to 100% of their base compensation and bonuses earned. The Company will match the officers and key executives' contributions 100%, and the directors' contributions 50%, up to the first 10% of compensation deferred. A participant's Company matching contributions and related investment earnings are 20% vested after four years of participation in the plan and increase 20% per year through the eighth year, at which time a participant is fully vested. The total of participant deferrals and Company matching contributions was $3,446,000 at January 31, 2004, $2,286,000 at February 1, 2003 and $1,504,000 at February 2,
2002 and is included in other liabilities. The expense for this plan was $747,000, $611,000 and $495,000 in 2003, 2002 and 2001, respectively.

In connection with the above two plans, whole life insurance contracts were purchased on the related participants. At January 31, 2004 and February 1, 2003 the cash surrender value of these policies was $5,515,000 and $3,132,000, respectively, and is included in other assets.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

12. Quarterly Results of Operations (Unaudited)

The Company's quarterly operating results have been restated to reflect discontinued operations (Note 2) for all periods presented.



                                                                        13 Weeks Ended
                                              -----------------------------------------------------------------
                                                  May 3,           Aug. 2,          Nov. 1,         Jan. 31,
Year Ended January 31, 2004                        2003             2003             2003             2004
                                              --------------   --------------   --------------   --------------
Net sales                                         $329,050         $301,767         $314,479         $410,161
Gross profit                                        83,416           70,962           73,679          112,705
Income (loss) from continuing operations             1,685           (2,648)         (10,060)          14,896
Loss from discontinued operations                     (172)            (125)            (339)          (1,036)
                                              --------------   --------------   --------------   --------------
Net income (loss)                                 $  1,513         $ (2,773)        $(10,399)        $ 13,860
                                              ==============   ==============   ==============   ==============
Basic income (loss) per share:
Continuing operations                             $   0.04         $  (0.07)        $  (0.24)        $   0.36
Discontinued operations                               -                -               (0.01)           (0.03)
                                              --------------   --------------   --------------   --------------
Total                                             $   0.04         $  (0.07)        $  (0.25)        $   0.33
                                              ==============   ==============   ==============   ==============
Diluted income (loss) per share:
Continuing operations                             $   0.04         $  (0.07)        $  (0.24)        $   0.36
Discontinued operations                               -                -               (0.01)           (0.03)
                                              --------------   --------------   --------------   --------------
Total                                             $   0.04         $  (0.07)        $  (0.25)        $   0.33
                                              ==============   ==============   ==============   ==============

                                                                        13 Weeks Ended
                                              -----------------------------------------------------------------
                                                  May 4,           Aug. 3,          Nov. 2,          Feb. 1,
Year Ended February 1, 2003                        2002             2002             2002             2003
                                              --------------   --------------   --------------   --------------
Net sales                                         $354,292         $309,882         $331,139         $406,300
Gross profit                                        96,163           77,729           73,318           99,787
Income (loss) from continuing operations            11,430            2,830           (3,768)          10,484
Loss from discontinued operations                      (62)             (55)             (75)             (94)
                                              --------------   --------------   --------------   --------------
Net income (loss)                                 $ 11,368         $  2,775         $ (3,843)        $ 10,390
                                              ==============   ==============   ==============   ==============
Basic income (loss) per share:
Continuing operations                             $   0.27         $   0.07         $  (0.09)        $   0.25
Discontinued operations*                              -                -                -                -
                                              --------------   --------------   --------------   --------------
Total                                             $   0.27         $   0.07         $  (0.09)        $   0.25
                                              ==============   ==============   ==============   ==============
Diluted income (loss) per share:
Continuing operations                             $   0.27         $   0.07         $  (0.09)        $   0.25
Discontinued operations*                              -                -                -                -
                                              --------------   --------------   --------------   --------------
Total                                             $   0.27         $   0.07         $  (0.09)        $   0.25
                                              ==============   ==============   ==============   ==============

* Loss per share from discontinued operations rounds to zero on a quarterly basis, but rounds to $(0.01) for the year ended February 1, 2003.

13. Legal Proceedings
The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                                INDEX TO EXHIBITS

     *3.1   Articles of Incorporation of the Registrant

      3.2   Bylaws of the registrant, amended September 8, 2003 (filed herein)

      4.1 Provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of shareholders of Common Stock of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000)

     *4.2   Form of stock certificate for Common Stock

   ~*10.1   Form of Director's and Officer's Indemnification Agreement

     10.2 Loan and Security Agreement dated July 18, 2003, among Stein Mart, Inc., Wachovia Bank, National Association and Fleet Retail Finance, Inc. as Co-Arrangers, Congress Financial Corporation (Florida) as Administrative and Collateral Agent, General Electric capital Corporation as Documentation Agent and the Lenders (as such terms are defined in the Credit Agreement) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 2, 2003)

   ~*10.3   Employee Stock Plan

   ~*10.4   Form of Non-Qualified Stock Option Agreement

   ~*10.5   Form of Incentive Stock Option Agreement

    *10.6   Profit Sharing Plan

   ~*10.7   Executive Health Plan

   ~*10.8   Director Stock Option Plan

   ~^10.9   Executive Split Dollar Plan

     10.10  Executive Deferral Plan, amended November 1, 2002 (filed herein)

     10.11 2001 Omnibus Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on August 7, 2001)

     10.12 Form of Restricted Share Award Agreement for Key Employees, pursuant to Omnibus Plan (filed herein)

     23.1   Consent of PricewaterhouseCoopers LLP (filed herein)

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

     32.1   Certification of  the  Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350 (filed herein)

     32.2   Certification of  the  Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350 (filed herein)

     99.3   Audit Committee Charter, amended April 7, 2004 (filed herein)

     99.4   Compensation Committee Charter, amended April 7, 2004 (filed herein)

     99.5 Corporate Governance Committee Charter, amended April 7, 2004 (filed herein)

         * Previously filed as Exhibit to Form S-1 Registration Statement 33-46322 and incorporated herein by reference.
         ^ Previously filed as Exhibit to the Company's Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
         ~ Management Contracts or Compensatory Plan or arrangements filed pursuant to S-K 601 (10) (iii) (A).