Form 10-Q
period 2004-05-01
STEIN MART INC
filed 2004-06-09
CIK 884940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

At May 28, 2004, the latest practicable date, the Registrant had issued and outstanding an aggregate of 42,167,754 shares of its common stock.

                                STEIN MART, INC.
                                TABLE OF CONTENTS



                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheets at May 1, 2004, January 31, 2004                     3
              and May 3, 2003

          Statements of Operations for the 13 Weeks Ended May 1, 2004         4
              and May 3, 2003

          Statements of Cash Flows for the 13 Weeks Ended May 1, 2004         5
              and May 3, 2003

          Notes to Financial Statements                                       6

Item 2.   Management's Discussion and Analysis of Financial Condition        10
              and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         13

Item 4.   Controls and Procedures                                            14

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                   15



                                Stein Mart, Inc.
                                 Balance Sheets
                                 (In thousands)


                                                                 May 1,           January 31,          May 3,
                                                                  2004               2004               2003
                                                             --------------     --------------     --------------
ASSETS                                                         (Unaudited)                           (Unaudited)
Current assets:
Cash and cash equivalents                                        $ 43,904           $ 11,965           $ 17,052
Trade and other receivables                                         4,230              4,227              3,700
Inventories                                                       288,176            283,379            329,838
Prepaid expenses and other current assets                           6,658              6,227              5,783
                                                             --------------     --------------     --------------
    Total current assets                                          342,968            305,798            356,373

Property and equipment, net                                        76,242             76,934             86,133
Other assets                                                        9,602             10,297              7,755
                                                             --------------     --------------     --------------
    Total assets                                                 $428,812           $393,029           $450,261
                                                             ==============     ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                 $ 97,402           $ 59,046           $ 96,802
Accrued liabilities                                                63,680             60,715             52,945
Income taxes payable                                                7,587               -                   907
Notes payable to banks                                               -                  -                56,300
                                                             --------------     --------------     --------------
    Total current liabilities                                     168,669            119,761            206,954

Notes payable to banks                                               -                24,962               -
Other liabilities                                                  19,655             20,628             18,699
                                                             --------------     --------------     --------------
    Total liabilities                                             188,324            165,351            225,653

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Preferred stock - $.01 par value; 1,000,000 shares
 authorized; no shares outstanding
Common stock - $.01 par value; 100,000,000 shares
 authorized; 42,059,262; 41,993,529 and 41,568,678
 shares issued and outstanding, respectively                          421                420                416
Paid-in capital                                                     4,461              3,196                509
Unearned compensation                                                (280)              (309)              -
Retained earnings                                                 235,886            224,371            223,683
                                                             --------------     --------------     --------------
    Total stockholders' equity                                    240,488            227,678            224,608
                                                             --------------     --------------     --------------
    Total liabilities and stockholders' equity                   $428,812           $393,029           $450,261
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



                                Stein Mart, Inc.
                            Statements of Operations
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                                   For The 13 Weeks Ended
                                                             ---------------------------------
                                                                 May 1,             May 3,
                                                                  2004               2003
                                                             --------------     --------------
Net sales                                                        $363,608           $328,201

Cost of merchandise sold                                          264,563            244,981
                                                             --------------     --------------
Gross profit                                                       99,045             83,220

Selling, general and administrative expenses                       83,844             83,743

Other income, net                                                   3,634              3,624
                                                             --------------     --------------
Income from operations                                             18,835              3,101

Interest expense                                                       39                405
                                                             --------------     --------------
Income from continuing operations before income taxes              18,796              2,696

Provision for income taxes                                          7,142              1,025
                                                             --------------     --------------
Income from continuing operations                                  11,654              1,671

Loss from discontinued operations, net of tax benefit                (139)              (158)
                                                             --------------     --------------
Net income                                                       $ 11,515           $  1,513
                                                             ==============     ==============

Basic income per share:
Continuing operations                                              $ 0.27             $ 0.04
Discontinued operations                                               -                  -
                                                             --------------     --------------
Total                                                              $ 0.27             $ 0.04
                                                             ==============     ==============

Diluted income per share:
Continuing operations                                              $ 0.27             $ 0.04
Discontinued operations                                               -                  -
                                                             --------------     --------------
Total                                                              $ 0.27             $ 0.04
                                                             ==============     ==============

Weighted-average shares outstanding - Basic                        42,000             41,587
                                                             ==============     ==============
Weighted-average shares outstanding -Diluted                       42,461             41,587
                                                             ==============     ==============

   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                   For The 13 Weeks Ended
                                                             ---------------------------------
                                                                 May 1,             May 3,
                                                                  2004               2003
                                                             --------------     --------------
Cash flows from operating activities:
  Net income                                                      $11,515            $ 1,513
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                 4,396              4,824
      Impairment of property and other assets                        -                   765
      Store closing charges                                           180               -
      Deferred income taxes                                          (159)               (46)
      Restricted stock compensation                                    10               -
      Tax benefit from exercise of stock options                      199               -
      Changes in assets and liabilities:
        Trade and other receivables                                    (3)             1,219
        Inventories                                                (4,797)           (32,608)
        Prepaid expenses and other current assets                     (35)              (891)
        Other assets                                                  695               (354)
        Accounts payable                                           38,356             26,330
        Accrued liabilities                                         3,039               (462)
        Income taxes payable                                        7,587             (4,446)
        Other liabilities                                          (1,464)             1,886
                                                             --------------     --------------
  Net cash provided by (used in) operating activities              59,519             (2,270)
Cash flows used in investing activities:
  Capital expenditures                                             (3,704)            (5,275)

Cash flows from financing activities:
  Net (payments) borrowings under notes payable to banks          (24,962)            14,950
  Proceeds from exercise of stock options                           1,086               -
  Purchase of common stock                                           -                  (212)
                                                             --------------     --------------
  Net cash (used in) provided by financing activities             (23,876)            14,738
                                                             --------------     --------------
Net increase in cash and cash equivalents                          31,939              7,193
Cash and cash equivalents at beginning of year                     11,965              9,859
                                                             --------------     --------------
Cash and cash equivalents at end of period                        $43,904            $17,052
                                                             ==============     ==============
Supplemental disclosures of cash flow information:
  Interest paid                                                   $    65            $   407
  Income taxes paid                                                   281              5,412

   The accompanying notes are an integral part of these financial statements.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   May 1, 2004
                                   (Unaudited)
            (Dollars in tables in thousands except per share amounts)

1.   Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended January 31, 2004.

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2.   Stock-Based Compensation
The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Company's stock option plans. Restricted stock awards issued by the Company are accounted for in accordance with APB 25. The employee compensation cost is included in net income, as reported, throughout the vesting period. Had compensation cost of the Company's stock-based plans been determined consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been changed to the following pro forma amounts:

                                                         13 Weeks Ended
                                                 -----------------------------
                                                    May 1,           May 3,
                                                     2004             2003
                                                 ------------     ------------
  Net income - as reported                          $11,515           $1,513

  Add:  Restricted stock-based employee
  compensation expense included in reported
  net income, net of related tax effects                  6             -

  Deduct:  Total stock-based employee
  compensation expense determined under the
  fair value based method for all awards, net of
  related tax effects                                   276              377
                                                 ------------     ------------

  Net income - pro forma                            $11,245           $1,136
                                                 ============     ============

  Basic earnings per share - as reported              $0.27            $0.04
  Diluted earnings per share - as reported            $0.27            $0.04

  Basic earnings per share - pro forma                $0.27            $0.03
  Diluted earnings per share - pro forma              $0.26            $0.03

3.   Discontinued Operations
Two of the stores closed during 2003 and one store closed during the first quarter of 2004 (see Note 4) are reported as discontinued operations. SFAS No. 144 requires closed stores to be classified as discontinued operations when the operations and cash flows of the stores have been eliminated from ongoing operations. To determine if cash flows have been eliminated from ongoing operations, management evaluated a number of factors, including:

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

proximity to a remaining store, physical location within a metropolitan or non-metropolitan area and transferability of sales between open and closed locations. Based on these criteria, management determined that these three closed stores should be accounted for as discontinued operations. The prior years' operating activities for these stores have also been reclassified to "Loss from discontinued operations" in the accompanying Statements of Operations.

Discontinued operations generated sales of $0.9 million and $2.4 million during the first quarter of 2004 and 2003, respectively. Loss from discontinued operations includes the following components:


                                                                       13 Weeks Ended
                                                             ---------------------------------
                                                                  2004               2003
                                                             --------------     --------------
     Loss from operations                                           $(224)             $(255)
     Income tax benefit                                                85                 97
                                                             --------------     --------------
     Loss from discontinued operations, net of tax benefit          $(139)             $(158)
                                                             ==============     ==============

See Note 4 for a description of store closing costs and asset impairment charges included in loss from discontinued operations for the first quarter of 2004 and 2003.

4.   Store Closing Charges and Impairment of Long-Lived Assets
In January 2004, the Company announced plans to close six stores and relocate three other stores in 2004 within the same metropolitan areas. The plan has since been revised to close seven stores and relocate two stores. Four of these stores were closed during the first quarter of 2004 incurring minimal lease termination and severance costs. The Company will incur approximately $1.0 million in lease termination and severance charges during the remainder of 2004 to complete these store closings and relocations.

The Company closed 16 under-performing stores during 2003, three of which were closed during the first quarter of 2003. During the first quarter of 2003, the Company incurred a pre-tax asset impairment charge of $0.8 million to reduce the carrying value of property and equipment of these stores to their respective estimated fair value. All store closing and asset impairment charges are included in selling, general and administrative expenses in the Statement of Operations for the first quarter of 2004 and 2003, except for $154,000 in 2004 and $42,000 in 2003 which are included in loss from discontinued operations.

The following tables show the activity in the store closing reserve for the first quarter of 2004 and 2003:


                                             Jan. 31,                                                  May 1,
                                               2004              Charges           Payments             2004
                                          --------------     --------------     --------------     --------------
     Continuing operations:
       Lease termination costs                  $8,780               $ -              $  819             $7,961
       Severance                                   131                343                347                127
       Other                                       105                 -                  -                 105
                                          --------------     --------------     --------------     --------------
                                                 9,016                343              1,166              8,193
                                          --------------     --------------     --------------     --------------
     Discontinued operations:
       Lease termination costs                     159                 77                190                 46
       Severance                                    19                 77                 96                 -
                                          --------------     --------------     --------------     --------------
                                                   178                154                286                 46
                                          --------------     --------------     --------------     --------------
     Total store closing reserve                $9,194               $497             $1,452             $8,239
                                          ==============     ==============     ==============     ==============

                                              Feb. 1,                                                  May 3,
     Continuing operations:                    2003              Charges           Payments             2003
                                          --------------     --------------     --------------     --------------
       Lease termination costs                  $4,982               $ -              $  418             $4,564
                                          ==============     ==============     ==============     ==============

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

The store closing reserve at May 1, 2004, January 31, 2004 and May 3, 2003 includes a current portion (in accrued liabilities) of $3.3 million, $2.8 million and $1.2 million, respectively, and a long-term portion (in other liabilities) of $4.9 million, $6.4 million and $3.4 million, respectively.

The table below sets forth the components of loss from operations for all stores closed during 2004 and 2003. The 2004 table presents the losses from the 4 stores that closed during the first quarter of 2004. The 2003 table presents the sum of the losses from the four stores closed during the first quarter of 2004 and the 16 stores closed during fiscal year 2003.


                                               Operating Results Of Closed Stores Included In:
                                              ------------------------------------------------
                                                Continuing      Discontinued     Total Closed
Quarter ended May 1, 2004:                      Operations       Operations         Stores
                                              --------------   --------------   --------------
Sales                                               $1,747            $ 942          $ 2,689
Cost of sales                                        1,674              748            2,422
                                              --------------   --------------   --------------
Gross profit                                            73              194              267
Selling, general and administrative expenses           958              418            1,376
Other income, net                                        9               -                 9
                                              --------------   --------------   --------------
Loss from operations                                $ (876)           $(224)         $(1,100)
                                              ==============   ==============   ==============
# of stores closed in 2004                               3                1                4
                                              ==============   ==============   ==============

                                                Continuing      Discontinued     Total Closed
Quarter ended May 3, 2003:                      Operations       Operations         Stores
                                              --------------   --------------   --------------
Sales                                              $12,426           $2,356          $14,782
Cost of sales                                       11,755            1,880           13,635
                                              --------------   --------------   --------------
Gross profit                                           671              476            1,147
Selling, general and administrative expenses         4,676              760            5,436
Other income, net                                      168               29              197
                                              --------------   --------------   --------------
Loss from operations                               $(3,837)          $ (255)         $(4,092)
                                              ==============   ==============   ==============
# of stores closed in 2004 and 2003                     17                3               20
                                              ==============   ==============   ==============

5.   Notes Payable to Banks
The Company has a three-year $150 million senior revolving credit agreement (the "Agreement") with a group of lenders, with an initial term ending July 2006. Under the terms of the Agreement, the Company has the option to increase the facility by an additional $25 million and to extend the terms for an additional year. The Company had outstanding commercial and stand-by letters of credit of $0.1 million and $5.3 million, respectively, at May 1, 2004. There were no other borrowings under the Agreement at May 1, 2004.

Notes payable to banks was classified as current at May 3, 2003 because the Company was not in compliance with certain financial covenants under the previous credit agreement. The new Agreement was completed in July 2003.

6.   Stockholders' Equity and Earnings Per Share
During the first quarter of 2003, the Company repurchased 50,000 shares of its common stock at a cost of $212,000.

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding plus common stock equivalents related to stock options and restricted stock for each period.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                                         13 Weeks Ended
                                               ---------------------------------
                                                   May 1,             May 3,
                                                    2004               2003
                                               --------------     --------------
Weighted-average number of common shares             42,000             41,587
Stock options                                           461               -
                                               --------------     --------------
Weighted-average number of common shares
  plus common stock equivalents                      42,461             41,587
                                               ==============     ==============

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

Overview
Stein Mart's 258 stores offer the fashion merchandise, service and presentation of a better department or specialty store, at prices competitive with off-price retail chains. Currently with locations from California to New York, Stein Mart's focused assortment of merchandise features moderate to designer brand-name apparel for women, men and children, as well as accessories, gifts, linens and shoes. Management believes that Stein Mart differentiates itself from typical off-price retailers by offering: (i) current-season merchandise carried by better department and specialty stores at value prices, (ii) a stronger merchandising "statement," with more depth of color and size, and (iii) merchandise presentation more comparable to other upscale retailers.

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

During the current quarter, the Company experienced strong customer response to the full-priced spring fashion assortment, as well as greater clearance efficiency, as markdowns were taken on seasonal inventory. First quarter 2004 earnings improvement was attributable to:
       o An 11.8% increase in comparable store sales, which led to better occupancy and expense leverage,
       o Reduced average store inventories by 8.6% while maintaining the freshness of fashion merchandise,
       o Improvement in the gross margin rate due to higher initial mark-up and better occupancy leverage, partially offset by an increase in markdowns, and
       o The closure of 16 under-performing stores during 2003 and four stores in the first quarter of 2004. These stores had operating losses of $4.1 million in the first quarter of 2003 and losses of $1.1 million during the first quarter of 2004.

Outlook
The Company will continue its policy of taking markdowns earlier and more assertively to maintain inventory that is current and appealing. The second quarter of 2004 will be influenced by seasonal clearance activity, particularly in June and July. As it did following the Christmas selling season, the Company will begin in July to emphasize its "dot clearance" promotions within local newspapers, and scale back its branding campaign TV ads as well as its color newspaper inserts/mailers that were used heavily last year to deliver full-price coupons.

                                Stein Mart, Inc.

Stores
The number of stores open as of May 1, 2004 and May 3, 2003 were 258 and 270, respectively.


                                                                       13 Weeks Ended
                                                             ---------------------------------
                                                                 May 1,             May 3,
                                                                  2004               2003
                                                             --------------     --------------
     Stores at beginning of period                                    261                265
     Stores opened during the period                                    1                  7
     Stores closed during the period                                   (4)                (2)
                                                             --------------     --------------
     Stores at the end of period                                      258                270
                                                             ==============     ==============

For the remainder of the year, the Company expects to open 7-9 new stores, including two relocations, and close three more stores.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by each line item presented (numbers may not add due to rounding):


                                                                       13 Weeks Ended
                                                             ---------------------------------
                                                                 May 1,             May 3,
                                                                  2004               2003
                                                             --------------     --------------
Net sales                                                        100.0%             100.0%
Cost of merchandise sold                                          72.8               74.6
                                                             --------------     --------------
Gross profit                                                      27.2               25.4
Selling, general and administrative expenses                      23.1               25.5
Other income, net                                                  1.0                1.1
                                                             --------------     --------------
Income from operations                                             5.2                0.9
Interest expense                                                    -                 0.1
                                                             --------------     --------------
Income from continuing operations before income taxes              5.2                0.8
Provision for income taxes                                         2.0                0.3
                                                             --------------     --------------
Income from continuing operations                                  3.2                0.5
Loss from discontinued operations, net of tax benefit               -                  -
                                                             --------------     --------------
Net income                                                         3.2%               0.5%
                                                             ==============     ==============

Store Closings
The Company closed four stores during the first quarter of 2004 and plans to close three stores and relocate two other stores during the remainder of 2004. Sixteen under-performing stores were closed during 2003, two of which were closed during the first quarter of 2003. The 2004 store closings will be at natural lease term expirations, so there will be no significant lease termination costs in 2004.

Two of the 16 stores closed during 2003 and one of the four stores closed during the first quarter of 2004 are classified as discontinued operations in accordance with SFAS No. 144, as cash flows of these stores have been eliminated from ongoing operations. Sales and operating losses for the four stores closed in 2004 and the 16 stores closed during fiscal year 2003 are shown below for the 13 weeks ended May 1, 2004 and May 3, 2003. Included in the 2003 column are operating results of the 16 stores closed in 2003, in addition to four stores closed in 2004.



                                Stein Mart, Inc.

                                                                       13 Weeks Ended
                                                             ---------------------------------
                                                                 May 1,             May 3,
                                                                  2004               2003
                                                             --------------     --------------
     Sales from closed stores:
        Included in continuing operations                         $ 1,747            $12,426
        Included in discontinued operations                           942              2,356
                                                             --------------     --------------
                                                                  $ 2,689            $14,782
                                                             ==============     ==============
     Operating losses from closed stores:
        Included in continuing operations                         $  (876)           $(3,837)
        Included in discontinued operations                          (224)              (255)
                                                             --------------     --------------
                                                                  $(1,100)           $(4,092)
                                                             ==============     ==============

Operating  losses from closed  stores  include the  following  store closing and asset impairment expenses:

                                                                 May 1,             May 3,
     Continuing operations:                                       2004               2003
                                                             --------------     --------------
        Asset impairment charges                                     $ -                $723
        Severance                                                     343                 -
        Other                                                          59                 -
                                                             --------------     --------------
                                                                      402                723
                                                             --------------     --------------
     Discontinued operations:
        Lease termination costs                                        77                 -
        Asset impairment charges                                       -                  42
        Severance                                                      77                 -
                                                             --------------     --------------
                                                                      154                 42
                                                             --------------     --------------
        Total                                                        $556               $765
                                                             ==============     ==============

Continuing Operations
For the 13 weeks ended May 1, 2004 compared to the 13 weeks ended May 3, 2003 The 10.8% total sales increase for the 13 weeks ended May 1, 2004 from the same 2003 period reflects an 11.8% increase in sales from comparable stores, the opening of one new store and the closing of four stores. The comparable store sales improvement was driven by increases in both full-price and clearance merchandise sales.

Gross profit for the 13 weeks ended May 1, 2004 was $99.0 million or 27.2 percent of net sales a 1.8 percentage point increase over gross profit of $83.2 million or 25.4 percent of net sales for the first quarter of 2003. Mark-up improved 2.0 percentage points and occupancy decreased 0.8 percentage points as a result of higher per store sales productivity in the first quarter this year compared to last year. These improvements were offset by a 0.7 percentage point increase in markdowns and a 0.3 percentage point increase in shrinkage expense.

Selling, general and administrative expenses ("SG&A") were $83.8 million or 23.1 percent of net sales for the 13 weeks ended May 1, 2004, as compared to $83.7 million or 25.5 percent of net sales for the same 2003 quarter. The 2.4 percentage point decrease in SG&A expenses as a percent of sales is primarily due to the leveraging of expenses as a result of the 11.8 percent increase in comparable store sales. Included in SG&A expenses for the first quarter of 2004 and 2003 are store closing and asset impairment charges of $0.4 million and $0.7 million, respectively.

Interest expense was $39,000 for the first quarter of 2004 and $405,000 for the first quarter of 2003. The decrease resulted from lower average borrowings, as well as slightly lower interest rates during the first quarter this year compared to last year. There were no borrowings at May 1, 2004.

                                Stein Mart, Inc.

Liquidity and Capital Resources
The Company's primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. As of May 1, 2004, the Company had $43.9 million in cash and cash equivalents. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company's working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season.

Net cash provided by operating activities was $59.5 million for the first quarter of 2004 compared to net cash used in operating activities of $2.3 million for the first quarter of 2003. The increase in 2004 is primarily attributable to an increase in net income including non-cash items, a decrease in income taxes paid and increases in inventories and accounts payable from the end of the year. On an average store basis, inventories were reduced 8.6% from the prior year due to increased sales resulting from the Company's continued focus on marketing, sales promotion and clearance strategies. The increase in accounts payable is related to the increase in inventory, but was greater than the change in inventory due to improved inventory turn.

Capital expenditures were lower for the first quarter of 2004 compared to the first quarter of 2003 primarily due to fewer store openings. The Company plans to open 9-11 new stores in 2004, including two relocations. Total capital expenditures for 2004 are anticipated to be approximately $15 million.

Cash used in financing activities was $23.9 million during first quarter of 2004 compared to $14.7 million of cash provided by financing activities during the first quarter of 2003. Cash provided by operating activities of $59.5 million enabled the Company to eliminate borrowings under the revolving credit agreement at the end of the current quarter.

The Company has a $150 million senior revolving credit agreement with a group of lenders, with an initial term ending July 2006. Borrowings are based on and secured by eligible inventory. Due to the seasonal nature of the Company's business, the Company's bank borrowings fluctuate during the year, typically reaching their highest levels during the third or fourth quarter, as the Company builds its inventory for the Christmas selling season. At May 1, 2004 there were no outstanding borrowings under the credit facility and the Company was in full compliance with the terms of the Agreement.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate risk primarily through borrowings under its revolving credit facility. At May 1, 2004, the Company had no outstanding borrowings. The facility permits debt commitments up to $150.0 million and bears interest at spreads over the prime rate and LIBOR. Management believes that its exposure to market risk associated with its borrowings is not material.

                                Stein Mart, Inc.

Item 4.   Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information relating to the Company required to be included in the Company's Exchange Act filings in a timely manner. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of evaluation.

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

(b) Reports on Form 8-K:
    A press release dated May 6, 2004 was filed in a Form 8-K on May 11, 2004 to report April and first quarter 2004 sales.

    A press release dated May 20, 2004 was filed in a Form 8-K on May 25, 2004 to report first quarter 2004 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Stein Mart, Inc.

Date:  June 9, 2004                  By:   /s/ Michael D. Fisher
                                           -------------------------------------
                                           Michael D. Fisher
                                           President and Chief Executive Officer


                                           /s/ James G. Delfs
                                           -------------------------------------
                                           James G. Delfs
                                           Senior Vice President and Chief
                                              Financial Officer