Form 10-Q
period 2004-07-31
STEIN MART INC
filed 2004-09-08
CIK 884940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

At August 27, 2004, the latest practicable date, the Registrant had issued and outstanding an aggregate of 42,490,339 shares of its common stock.

                                STEIN MART, INC.
                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheets at July 31, 2004, January 31, 2004
              and August 2, 2003                                              3

          Statements of Operations for the 13 Weeks and 26 Weeks Ended
              July 31, 2004 and August 2, 2003                                4

          Statements of Cash Flows for the 26 Weeks Ended
              July 31, 2004 and August 2, 2003                                5

          Notes to Financial Statements                                       6

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         14

Item 4.   Controls and Procedures                                            14

PART II - OTHER INFORMATION

Item 4.   Submissions of Matters to a Vote of Security Holders               15

Item 6.   Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                   16



                                Stein Mart, Inc.
                                 Balance Sheets
                                 (In thousands)

                                                                July 31,          January 31,         August 2,
                                                                  2004               2004               2003
                                                             --------------     --------------     --------------
ASSETS                                                          Unaudited                             Unaudited
Current assets:
Cash and cash equivalents                                        $ 39,097           $ 11,965           $ 14,516
Trade and other receivables                                         3,398              4,227              3,441
Inventories                                                       265,001            283,379            299,759
Prepaid taxes                                                       4,492               -                 2,728
Prepaid expenses and other current assets                           8,139              6,227              8,775
                                                             --------------     --------------     --------------
    Total current assets                                          320,127            305,798            329,219

Property and equipment, net                                        78,228             76,934             84,601
Other assets                                                        9,619             10,297              8,651
                                                             --------------     --------------     --------------
    Total assets                                                 $407,974           $393,029           $422,471
                                                             ==============     ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                 $ 76,307           $ 59,046           $ 71,779
Accrued liabilities                                                63,080             60,715             51,633
                                                             --------------     --------------     --------------
    Total current liabilities                                     139,387            119,761            123,412

Notes payable to banks                                               -                24,962             57,449
Other liabilities                                                  19,648             20,628             19,314
                                                             --------------     --------------     --------------
    Total liabilities                                             159,035            165,351            200,175

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Preferred stock - $.01 par value; 1,000,000 shares
 authorized; no shares outstanding
Common stock - $.01 par value; 100,000,000 shares
 authorized; 42,386,629, 41,993,529 and 41,729,713
 shares issued and outstanding, respectively                          424                420                417
Paid-in capital                                                     7,461              3,196              1,353
Unearned compensation                                                (486)              (309)              (384)
Retained earnings                                                 241,540            224,371            220,910
                                                             --------------     --------------     --------------
    Total stockholders' equity                                    248,939            227,678            222,296
                                                             --------------     --------------     --------------
    Total liabilities and stockholders' equity                   $407,974           $393,029           $422,471
                                                             ==============     ==============     ==============

   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                       13 Weeks Ended                        26 Weeks Ended
                                                             ---------------------------------     ---------------------------------
                                                                July 31,           August 2,          July 31,           August 2,
                                                                  2004               2003               2004               2003
                                                             --------------     --------------     --------------     --------------
Net sales                                                        $320,624           $300,954           $684,232           $629,155

Cost of merchandise sold                                          236,397            230,208            500,960            475,189
                                                             --------------     --------------     --------------     --------------
Gross profit                                                       84,227             70,746            183,272            153,966

Selling, general and administrative expenses                       78,631             77,537            162,475            161,280

Other income, net                                                   3,533              3,060              7,167              6,684
                                                             --------------     --------------     --------------     --------------
Income (loss) from operations                                       9,129             (3,731)            27,964               (630)

Interest expense                                                     -                   487                 39                892
                                                             --------------     --------------     --------------     --------------
Income (loss) from continuing operations before
   income taxes                                                     9,129             (4,218)            27,925             (1,522)

Income tax benefit (provision)                                     (3,469)             1,603            (10,611)               578
                                                             --------------     --------------     --------------     --------------
Income (loss) from continuing operations                            5,660             (2,615)            17,314               (944)

Loss from discontinued operations, net of tax
   benefit                                                             (6)              (158)              (145)              (316)
                                                             --------------     --------------     --------------     --------------
Net income (loss)                                                $  5,654           $ (2,773)          $ 17,169           $ (1,260)
                                                             ==============     ==============     ==============     ==============

Basic income (loss) per share:
Continuing operations                                               $0.13             $(0.06)             $0.41             $(0.02)
Discontinued operations                                               -                (0.01)               -                (0.01)
                                                             --------------     --------------     --------------     --------------
Total                                                               $0.13             $(0.07)             $0.41             $(0.03)
                                                             ==============     ==============     ==============     ==============

Diluted income (loss) per share:
Continuing operations                                               $0.13             $(0.06)             $0.41             $(0.02)
Discontinued operations                                               -                (0.01)             (0.01)             (0.01)
                                                             --------------     --------------     --------------     --------------
Total                                                               $0.13             $(0.07)             $0.40             $(0.03)
                                                             ==============     ==============     ==============     ==============

Weighted-average shares outstanding - Basic                        42,148             41,601             42,074             41,594
                                                             ==============     ==============     ==============     ==============
Weighted-average shares outstanding - Diluted                      42,878             41,601             42,670             41,594
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



                                Stein Mart, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                                          26 Weeks Ended
                                                                                ---------------------------------
                                                                                   July 31,           August 2,
                                                                                     2004               2003
                                                                                --------------     --------------
Cash flows from operating activities:
  Net income (loss)                                                                  $17,169            $(1,260)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                                    8,817              9,660
      Impairment (recovery) of property and other assets                                (245)               765
      Store closing charges                                                              231              1,529
      Deferred income taxes                                                               34                700
      Restricted stock compensation                                                       49                 13
      Tax benefit from exercise of stock options                                         665               -
      Changes in assets and liabilities:
        Trade and other receivables                                                      829              1,478
        Inventories                                                                   18,378             (2,529)
        Prepaid taxes                                                                 (4,492)            (2,728)
        Prepaid expenses and other current assets                                     (1,239)            (4,610)
        Other assets                                                                     678             (1,250)
        Accounts payable                                                              17,261              1,307
        Accrued liabilities                                                            2,447             (2,697)
        Income taxes payable                                                            -                (5,353)
        Other liabilities                                                             (2,000)             1,876
                                                                                --------------     --------------
  Net cash provided by (used in) operating activities                                 58,582             (3,099)
Cash flows used in investing activities:
  Capital expenditures                                                                (9,866)            (8,579)
Cash flows from financing activities:
  Net (payments) borrowings under notes payable to banks                             (24,962)            16,099
  Proceeds from exercise of stock options                                              2,972               -
  Proceeds from employee stock purchase plan                                             406                448
  Purchase of common stock                                                              -                  (212)
                                                                                --------------     --------------
  Net cash (used in) provided by financing activities                                (21,584)            16,335
                                                                                --------------     --------------
Net increase in cash and cash equivalents                                             27,132              4,657
Cash and cash equivalents at beginning of year                                        11,965              9,859
                                                                                --------------     --------------
Cash and cash equivalents at end of period                                           $39,097            $14,516
                                                                                ==============     ==============
Supplemental disclosures of cash flow information:
  Interest paid                                                                      $    65            $   920
  Income taxes paid                                                                   15,146              6,596

   The accompanying notes are an integral part of these financial statements.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2004
                                   (Unaudited)
           (Dollars in tables in thousands, except per share amounts)

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


                                                                       13 Weeks Ended                        26 Weeks Ended
                                                             ---------------------------------     ---------------------------------
                                                                July 31,           August 2,          July 31,           August 2,
                                                                  2004               2003               2004               2003
                                                             --------------     --------------     --------------     --------------
Net income (loss) - as reported                                    $5,654            $(2,773)           $17,169            $(1,260)

Add:  Restricted stock-based employee
compensation expense included in reported
net income (loss), net of related tax effects                          24                  9                 30                  9

Deduct:  Total stock-based employee
compensation expense determined under the
fair value based method for all awards, net of
related tax effects                                                  (293)              (373)              (569)              (742)
                                                             --------------     --------------     --------------     --------------

Net income (loss) - pro forma                                      $5,385            $(3,137)           $16,630            $(1,993)
                                                             ==============     ==============     ==============     ==============

Basic earnings (loss) per share - as reported                       $0.13             $(0.07)             $0.41             $(0.03)
Diluted earnings (loss) per share - as reported                     $0.13             $(0.07)             $0.40             $(0.03)

Basic earnings (loss) per share - pro forma                         $0.13             $(0.08)             $0.40             $(0.05)
Diluted earnings (loss) per share - pro forma                       $0.13             $(0.08)             $0.39             $(0.05)

3.   Discontinued Operations
Two of the stores  closed during 2003 and one store closed during 2004 (see Note
4) are reported as discontinued operations. SFAS No. 144 requires closed stores to be classified as discontinued operations when the operations and cash flows of the stores have been eliminated from ongoing operations. To determine if cash flows have been eliminated from ongoing operations, management evaluated a number of factors, including: proximity to a

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

remaining store, physical location within a metropolitan or non-metropolitan area and transferability of sales between open and closed locations. Based on these criteria, management determined that these three closed stores should be accounted for as discontinued operations. The prior year's operating activities for these stores have also been reclassified to "Loss from discontinued operations, net of tax benefit" in the accompanying Statements of Operations.

Discontinued operations generated no sales during the second quarter of 2004, sales of $2.6 million during the second quarter of 2003 and sales of $0.9 million and $5.0 million during the first half of 2004 and 2003, respectively. Loss from discontinued operations, net of tax benefit includes the following components:


                                                         13 Weeks Ended                        26 Weeks Ended
                                               ---------------------------------     ---------------------------------
                                                  July 31,           Aug. 2,            July 31,           Aug. 2,
                                                    2004               2003               2004               2003
                                               --------------     --------------     --------------     --------------
          Loss from operations                         $(10)             $(255)             $(234)             $(510)
          Income tax benefit                              4                 97                 89                194
                                               --------------     --------------     --------------     --------------
          Loss from discontinued operations,
            net of tax benefit                          $(6)             $(158)             $(145)             $(316)
                                               ==============     ==============     ==============     ==============

See Note 4 for a description of store closing costs and asset impairment charges included in loss from discontinued operations for the first half of 2004 and 2003.

4.   Store Closing Charges and Impairment of Long-Lived Assets
The Company closed six under-performing stores during the first half of 2004, incurring minimal lease termination and severance costs. One more store is planned to close during the third quarter and one other is planned for relocation within the same metropolitan area during the third quarter. During the second quarter of 2004, the Company recovered $0.2 million of asset impairment charges recorded during 2003, as the actual loss incurred to dispose of certain assets was lower than previously estimated. The Company will incur minimal lease termination and severance charges during the remainder of 2004 to complete the store closing and relocation.

The Company closed 16 under-performing stores during 2003, four of which were closed during the first half of 2003. During the first half of 2003, the Company incurred a pre-tax asset impairment charge of $0.8 million to reduce the carrying value of property and equipment of these stores to their respective estimated fair value. All store closing and asset impairment charges are included in selling, general and administrative expenses in the Statements of Operations, except for $154,000 in 2004 and $177,000 in 2003 which are included in loss from discontinued operations, net of tax benefit for the 26-week periods.

The following tables show the activity in the store closing reserve for the first half of 2004 and 2003:


                                                  Jan. 31,                                                 July 31,
                                                    2004              Charges           Payments             2004
                                               --------------     --------------     --------------     --------------
          Continuing operations:
            Lease termination costs                  $8,780               $101             $1,437             $7,444
            Severance                                   131                473                553                 51
            Other                                       105                -                  105                -
                                               --------------     --------------     --------------     --------------
                                                      9,016                574              2,095              7,495
                                               --------------     --------------     --------------     --------------
          Discontinued operations:
            Lease termination costs                     159                 77                236                -
            Severance                                    19                 77                 96                -
                                               --------------     --------------     --------------     --------------
                                                        178                154                332                -
                                               --------------     --------------     --------------     --------------
          Total store closing reserve                $9,194               $728             $2,427             $7,495
                                               ==============     ==============     ==============     ==============


                               STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                                   Feb. 1,                                                 Aug. 2,
                                                    2003              Charges           Payments             2003
                                               --------------     --------------     --------------     --------------
        Continuing operations:
          Lease termination costs                    $4,982             $1,000               $714             $5,268
          Severance                                     -                  394                -                  394
                                               --------------     --------------     --------------     --------------
                                                      4,982              1,394                714              5,662
        Discontinued operations:
          Severance                                     -                  135                -                  135
                                               --------------     --------------     --------------     --------------
        Total store closing reserve                  $4,982             $1,529               $714             $5,797
                                               ==============     ==============     ==============     ==============

The store closing reserve at July 31, 2004, January 31, 2004 and August 2, 2003 includes a current portion (in accrued liabilities) of $3.5 million, $2.8 million and $1.9 million, respectively, and a long-term portion (in other liabilities) of $4.0 million, $6.4 million and $3.9 million, respectively.

The tables below set forth the components of loss from operations for all stores closed during 2004 and 2003. The 2004 tables present the losses from the six stores that closed during the first half of 2004. The 2003 tables present the sum of the losses from the six stores that closed during the first half of 2004 and the 16 stores closed during fiscal year 2003.


                                                  Operating Results Of Closed Stores Included In:
                                               ----------------------------------------------------
                                                 Continuing        Discontinued       Total Closed
13 weeks ended July 31, 2004:                    Operations         Operations           Stores
-----------------------------                  --------------     --------------     --------------
Sales                                               $   657             $  -              $   657
Cost of sales                                           720                  4                724
                                               --------------     --------------     --------------
Gross profit                                            (63)                (4)               (67)
Selling, general and administrative expenses            338                  6                344
Other income, net                                        11                -                   11
                                               --------------     --------------     --------------
Loss from operations                                $  (390)            $  (10)           $  (400)
                                               ==============     ==============     ==============
# of stores closed in 2004                                5                  1                  6
                                               ==============     ==============     ==============

                                                 Continuing        Discontinued       Total Closed
13 weeks ended August 2, 2003:                   Operations         Operations           Stores
------------------------------                 --------------     --------------     --------------
Sales                                               $15,807             $2,594            $18,401
Cost of sales                                        17,136              2,050             19,186
                                               --------------     --------------     --------------
Gross profit                                         (1,329)               544               (785)
Selling, general and administrative expenses          5,589                818              6,407
Other income, net                                       105                 19                124
                                               --------------     --------------     --------------
Loss from operations                                $(6,813)            $ (255)           $(7,068)
                                               ==============     ==============     ==============
# of stores closed in 2004 and 2003                      19                  3                 22
                                               ==============     ==============     ==============


                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                                  Operating Results Of Closed Stores Included In:
                                               ----------------------------------------------------
                                                 Continuing        Discontinued       Total Closed
26 weeks ended July 31, 2004:                    Operations         Operations           Stores
-----------------------------                  --------------     --------------     --------------
Sales                                              $  4,827             $  942           $  5,769
Cost of sales                                         4,802                752              5,554
                                               --------------     --------------     --------------
Gross profit                                             25                190                215
Selling, general and administrative expenses          1,821                424              2,245
Other income, net                                        32                -                   32
                                               --------------     --------------     --------------
Loss from operations                               $ (1,764)            $ (234)          $ (1,998)
                                               ==============     ==============     ==============
# of stores closed in 2004                                5                  1                  6
                                               ==============     ==============     ==============

                                                 Continuing        Discontinued       Total Closed
26 weeks ended August 2, 2003:                   Operations         Operations           Stores
------------------------------                 --------------     --------------     --------------
Sales                                              $ 30,005             $4,950           $ 34,955
Cost of sales                                        30,261              3,930             34,191
                                               --------------     --------------     --------------
Gross profit                                           (256)             1,020                764
Selling, general and administrative expenses         10,735              1,578             12,313
Other income, net                                       295                 48                343
                                               --------------     --------------     --------------
Loss from operations                               $(10,696)            $ (510)          $(11,206)
                                               ==============     ==============     ==============
# of stores closed in 2004 and 2003                      19                  3                 22
                                               ==============     ==============     ==============

5.   Notes Payable to Banks
The Company has a three-year $150 million senior revolving credit agreement (the "Agreement") with a group of lenders, with an initial term ending July 2006. Under the terms of the Agreement, the Company has the option to increase the facility by an additional $25 million and to extend the terms for an additional year. The Company had outstanding commercial and stand-by letters of credit of $0.9 million and $5.3 million, respectively, at July 31, 2004. There were no direct borrowings under the Agreement at July 31, 2004.

6.   Stockholders' Equity and Earnings Per Share
During the first half of 2003, the Company repurchased 50,000 shares of its common stock at a cost of $212,000. No shares have been repurchased in 2004.

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding plus common stock equivalents related to stock options and restricted stock for each period. Common stock equivalents are not included in the diluted loss per share calculations for the 13 weeks and the 26 weeks ended August 2, 2003 because they are anti-dilutive.

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):


                                                         13 Weeks Ended                        26 Weeks Ended
                                               ---------------------------------     ---------------------------------
                                                  July 31,           August 2,          July 31,           August 2,
                                                    2004               2003               2004               2003
                                               --------------     --------------     --------------     --------------
Weighted-average number of common shares             42,148             41,601             42,074             41,594
Common stock equivalents                                730               -                   596               -
                                               --------------     --------------     --------------     --------------
Weighted-average number of common shares
 plus common stock equivalents                       42,878             41,601             42,670             41,594
                                               ==============     ==============     ==============     ==============

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

Any such forward-looking statements contained in this document are subject to risks and uncertainties that could cause the Company's actual results of operations to differ materially from historical results or current expectations. These risks include, without limitation, ongoing competition from other retailers many of whom are larger and have greater financial and marketing resources, the availability of suitable new store sites at acceptable lease terms, ability to successfully implement strategies to exit or improve under-performing stores, changing preferences in apparel, changes in consumer spending due to current events and/or general economic conditions, the effectiveness of new advertising, marketing and promotional strategies, adequate sources of merchandise at acceptable prices, and the Company's ability to attract and retain qualified employees to support planned growth.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make clear that any projected results expressed or implied therein will not be realized.

Overview
Stein Mart's 257 stores offer the fashion merchandise, service and presentation of a better department or specialty store, at prices competitive with off-price retail chains. Currently with locations from California to New York, Stein Mart's focused assortment of merchandise features moderate to designer brand-name apparel for women, men and young children, as well as accessories, gifts, linens and shoes. Management believes that Stein Mart differentiates itself from typical off-price retailers by offering: (i) current-season merchandise carried by better department and specialty stores at value prices,
(ii) a stronger merchandising "statement," with more depth of color and size, and (iii) merchandise presentation more comparable to other upscale retailers.

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

During the current quarter, the Company continued to experience strong customer response to the full-priced spring fashion assortment, as well as greater clearance efficiency, as markdowns were taken on seasonal inventory. Second quarter 2004 earnings improvement was attributable to:
     o A 10.3% increase in comparable store sales, leveraging of selling, general and administrative expenses as a result of higher sales volume, and reduced store closing and impairment charges
     o An improvement in gross profit due to higher initial mark-up, a reduced markdown rate and better occupancy leverage
     o The closure of 16 under-performing stores during 2003 and six stores during the first half of 2004. Those stores had operating losses of $0.4 million and $7.1 million in the second quarter of 2004 and 2003, respectively. For the first six months, those stores had operating losses of $2.0 million this year compared to $11.2 million last year.

Outlook
The Company will continue its seasonal clearance activity into early September, as well as the corresponding marketing program. New fall fashion is being supported with fashion advertising circulars, direct mail and, in mid-September, a new series of national TV commercials. Management's plan is to continue spending advertising dollars to support branding and seasonal fashion/lifestyle statements, rather than promotional activity.

                                Stein Mart, Inc.

Management expects comparable store sales for the third quarter to increase 6-8 percent. Because of the emphasis on clearance activity in August and early September, comparable store trends are expected to be more modest at the beginning of the quarter and improve as fall fashion selling becomes more prevalent in the latter weeks of the period. This trend traditionally results in a third quarter loss.

Stores
The number of stores open as of July 31, 2004 and August 2, 2003 were 257 and 270, respectively.


                                                         13 Weeks Ended                        26 Weeks Ended
                                               ---------------------------------     ---------------------------------
                                                  July 31,           August 2,          July 31,           August 2,
                                                    2004               2003               2004               2003
                                               --------------     --------------     --------------     --------------
        Stores at beginning of period                   258                270                261                265
        Stores opened during the period                   1                  2                  2                  9
        Stores closed during the period                  (2)                (2)                (6)                (4)
                                               --------------     --------------     --------------     --------------
        Stores at the end of period                     257                270                257                270
                                               ==============     ==============     ==============     ==============

For the remainder of the year, the Company expects to open seven new stores, including one relocation, and close one store.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by each line item presented (numbers may not add due to rounding):


                                                         13 Weeks Ended                        26 Weeks Ended
                                               ---------------------------------     ---------------------------------
                                                  July 31,           August 2,          July 31,           August 2,
                                                    2004               2003               2004               2003
                                               --------------     --------------     --------------     --------------
Net sales                                          100.0%             100.0%             100.0%             100.0%
Cost of merchandise sold                            73.7               76.5               73.2               75.5
                                               --------------     --------------     --------------     --------------
Gross profit                                        26.3               23.5               26.8               24.5
Selling, general and administrative
   expenses                                         24.5               25.8               23.7               25.6
Other income, net                                    1.1                1.0                1.0                1.1
                                               --------------     --------------     --------------     --------------
Income (loss) from operations                        2.8               (1.2)               4.1               (0.1)
Interest expense                                      -                 0.2                 -                 0.1
                                               --------------     --------------     --------------     --------------
Income (loss) from continuing operations
   before income taxes                               2.8               (1.4)               4.1               (0.2)
Income tax benefit (provision)                      (1.1)               0.5               (1.6)               0.1
                                               --------------     --------------     --------------     --------------
Income (loss) from continuing operations             1.8               (0.9)               2.5               (0.2)
Loss from discontinued operations, net
   of tax benefit                                     -                (0.1)                -                (0.1)
                                               --------------     --------------     --------------     --------------
Net income (loss)                                    1.8%              (0.9)%              2.5%              (0.2)%
                                               ==============     ==============     ==============     ==============

Store Closings
The Company closed six stores during 2004 and plans to close one store and relocate one store during the remainder of 2004. Sixteen under-performing stores were closed during 2003, four of which were closed during the

                                Stein Mart, Inc.

first half of 2003. The 2004 store closings will be at natural lease term expirations, so there will be no significant lease termination costs in 2004.

Two of the 16 stores closed during 2003 and one of the six stores closed during the first half of 2004 are classified as discontinued operations in accordance with SFAS No. 144, as cash flows of these stores have been eliminated from ongoing operations. Sales and operating losses for the six stores closed in 2004 and the 16 stores closed during fiscal year 2003 are shown below for the 13 weeks and 26 weeks ended July 31, 2004 and August 2, 2003. Included in the 2003 column are operating results of the 16 stores closed in 2003, in addition to six stores closed in 2004.


                                                         13 Weeks Ended                        26 Weeks Ended
                                               ---------------------------------     ---------------------------------
                                                  July 31,           August 2,          July 31,           August 2,
                                                    2004               2003               2004               2003
                                               --------------     --------------     --------------     --------------
        Sales from closed stores:
          Included in continuing operations           $ 657           $ 15,807            $ 4,827           $ 30,005
          Included in discontinued operations          -                 2,594                942              4,950
                                               --------------     --------------     --------------     --------------
                                                      $ 657           $ 18,401            $ 5,769           $ 34,955
                                               ==============     ==============     ==============     ==============
        Operating losses from closed stores:
          Included in continuing operations           $(390)          $ (6,813)           $(1,764)          $(10,696)
          Included in discontinued operations           (10)              (255)              (234)              (510)
                                               --------------     --------------     --------------     --------------
                                                      $(400)          $ (7,068)           $(1,998)          $(11,206)
                                               ==============     ==============     ==============     ==============

Operating losses from closed stores include the following store closing and asset impairment expenses:


                                                         13 Weeks Ended                        26 Weeks Ended
                                               ---------------------------------     ---------------------------------
                                                  July 31,           August 2,          July 31,           August 2,
        Continuing operations:                      2004               2003               2004               2003
                                               --------------     --------------     --------------     --------------
          Lease termination costs                     $ 101           $  1,000            $   101           $  1,000
          Asset impairment (recovery) charges          (245)                18               (245)               741
          Severance                                     130                394                473                394
          Other                                          82                539                141                539
                                               --------------     --------------     --------------     --------------
                                                         68              1,951                470              2,674
                                               --------------     --------------     --------------     --------------
        Discontinued operations:
          Lease termination costs                                          -                   77                -
          Asset impairment charges                      -                  -                  -                   42
          Severance                                     -                  135                 77                135
                                               --------------     --------------     --------------     --------------
                                                        -                  135                154                177
                                               --------------     --------------     --------------     --------------
        Total                                         $  68           $  2,086            $   624           $  2,851
                                               ==============     ==============     ==============     ==============

Continuing Operations
For the 13 weeks  ended July 31, 2004  compared to the 13 weeks ended  August 2,
2003
The 6.5% total sales increase for the 13 weeks ended July 31, 2004 from the same 2003 period reflects a 10.3% increase in sales from comparable stores and a net decrease in the total number of stores from 270 at the end of the second quarter 2003 to 257 at the end of the second quarter 2004.

Gross profit for the 13 weeks ended July 31, 2004 was $84.2 million or 26.3 percent of net sales, a 2.8 percentage point increase over gross profit of $70.7 million or 23.5 percent of net sales for the second quarter of 2003. Mark-up improved 1.0 percentage point, markdowns decreased by 1.1 percentage points and occupancy decreased 0.6 percentage point as a result of higher per store sales productivity in the second quarter this year compared to last year.

                                Stein Mart, Inc.

Selling, general and administrative expenses ("SG&A") were $78.6 million or 24.5 percent of net sales for the 13 weeks ended July 31, 2004, as compared to $77.5 million or 25.8 percent of net sales for the same 2003 quarter. The 1.3 percentage point decrease in SG&A expenses as a percent of sales is due to the leveraging of expenses as a result of the 10.3 percent increase in comparable store sales and lower store closing costs this quarter. Included in SG&A expenses for the second quarter of 2004 and 2003 are store closing and asset impairment charges of $0.1 million and $2.0 million, respectively.

Income from operations for the 13 weeks ended July 31, 2004 was $9.1 million, as compared to a loss from operations of $(3.7) million for the same 2003 quarter. Approximately one-half of this earnings improvement is the result of eliminating the effect of operating losses of under-performing stores that were closed during 2003 and the first quarter of 2004.

Interest expense was $487,000 for the second quarter of 2003. As a result of increased sales, decreased inventories and ongoing expense control, there were no borrowings, and therefore no interest expense, during the second quarter of 2004.

For the 26 weeks  ended July 31, 2004  compared to the 26 weeks ended  August 2,
2003
The 8.8% total sales increase for the 26 weeks ended July 31, 2004 from the same 2003 period reflects an 11.1% increase in sales from comparable stores and a net decrease in the total number of stores from 270 at August 2, 2003 to 257 at July 31, 2004.

Gross profit for the 26 weeks ended July 31, 2004 was $183.3 million or 26.8 percent of net sales a 2.3 percentage point increase over gross profit of $154.0 million or 24.5 percent of net sales for the first half of 2003. The increase was due to a 1.6 percentage point increase in mark-up and a 0.7 percentage point decrease in occupancy as a result of higher per store sales productivity in the first half this year compared to last year.

Selling,  general and  administrative  expenses  ("SG&A") were $162.5 million or
23.7 percent of net sales for the 26 weeks ended July 31, 2004, as compared to $161.3 million or 25.6 percent of net sales for the same 2003 period. The 1.9 percentage point decrease in SG&A expenses as a percent of sales is primarily due to the leveraging of expenses as a result of the 11.1 percent increase in comparable store sales. Included in SG&A expenses for the first half of 2004 and 2003 are store closing and asset impairment charges of $0.5 million and $2.7 million, respectively.

Income from operations for the first half of 2004 was $28.0 million compared to a loss from operations of $(0.6) million for the first half of 2003.
Approximately one-third of this earnings improvement is the result of eliminating the effect of operating losses of under-performing stores that were closed during 2003 and 2004.

Interest expense was $39,000 and $892,000 for the first half of 2004 and 2003, respectively. The decrease resulted from lower average borrowings, as well as slightly lower interest rates during this year compared to last year. There were no borrowings at July 31, 2004.

Liquidity and Capital Resources
The Company's primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. As of July 31, 2004, the Company had $39.1 million in cash and cash equivalents. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company's working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season.

Net cash provided by operating activities was $58.6 million for the first half of 2004 compared to net cash used in operating activities of $3.1 million for the first half of 2003. The increase in cash for 2004 is primarily attributable to an increase in net income including non-cash items, a decrease in inventories and an increase in accounts payable

                                Stein Mart, Inc.

from the end of the year, offset by an increase in income taxes paid. On an average store basis, inventories were reduced 7.1% from the prior year due to increased sales resulting from the Company's continued focus on marketing, sales promotion and clearance strategies.

Capital expenditures were higher for the first half of 2004 compared to the first half of 2003 primarily due to enhancements of the point of sale and merchandising systems. New store capital expenditures are lower this year compared to last year due to fewer store openings. For the remainder of 2004, the Company expects to open seven new stores, including one relocation. Total capital expenditures for 2004 are anticipated to be approximately $15 million.

Cash used in financing activities was $21.6 million during first half of 2004 compared to $16.3 million of cash provided by financing activities during the first half of 2003. Cash provided by operating activities of $58.6 million enabled the Company to eliminate borrowings under the revolving credit agreement at the end of the first quarter.

The Company has a $150 million senior revolving credit agreement with a group of lenders, with an initial term ending July 2006. Borrowings are based on and secured by eligible inventory and certain other assets. Due to the seasonal nature of the Company's business, the Company's bank borrowings fluctuate during the year, typically reaching their highest levels during the third or fourth quarter, as the Company builds its inventory for the Christmas selling season. At July 31, 2004 there were no outstanding borrowings under the credit facility and no Event of Default existed under the terms of the Agreement.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate risk primarily through borrowings under its revolving credit facility. At July 31, 2004, the Company had no outstanding borrowings. The facility permits debt commitments up to $150.0 million and bears interest at spreads over the prime rate and LIBOR. Management believes that its exposure to market risk associated with its borrowings is not material.

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

                                Stein Mart, Inc.

PART II - OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of Stein Mart, Inc. was held on June 8, 2004. At the meeting all of the Company's directors were elected to serve for one-year terms. The vote for each nominee for director was as follows:

                                                                Votes
          Name of Director                   Votes For         Withheld
         --------------------------        --------------   -------------
          Alvin R. Carpenter                 38,765,732       1,442,661
          Linda McFarland Farthing           31,915,297       8,293,096
          Michael D. Fisher                  38,105,925       2,102,468
          Mitchell W. Legler                 37,862,563       2,345,830
          Michael D. Rose                    37,923,163       2,285,230
          Richard L. Sisisky                 37,949,391       2,259,002
          Jay Stein                          38,071,654       2,136,739
          Martin E. Stein, Jr.               38,037,981       2,170,412
          J. Wayne Weaver                    38,779,986       1,428,407
          John H. Williams, Jr.              38,071,767       2,136,626
          James H. Winston                   31,856,646       8,351,747

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

(b) Reports on Form 8-K:
    A press release dated August 5, 2004 was filed in a Form 8-K on August 11, 2004 that included earnings guidance for the quarterly period ended July 31, 2004.

    A press release dated August 19, 2004 was filed in a Form 8-K on August 20, 2004 to report second quarter and first half of 2004 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Stein Mart, Inc.

Date:  September 8, 2004             By:   /s/ Michael D. Fisher
                                           -------------------------------------
                                           Michael D. Fisher
                                           President and Chief Executive Officer


                                           /s/ James G. Delfs
                                           -------------------------------------
                                           James G. Delfs
                                           Senior Vice President and Chief
                                             Financial Officer