Form 10-Q
period 2004-10-30
STEIN MART INC
filed 2004-12-08
CIK 884940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

At November 27, 2004, the latest practicable date, the Registrant had issued and outstanding an aggregate of 42,535,546 shares of its common stock.

                                STEIN MART, INC.
                                TABLE OF CONTENTS


                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheets at October 30, 2004, January 31, 2004
              and November 1, 2003                                            3

          Statements of Operations for the 13 Weeks and 39 Weeks
              Ended October 30, 2004 and November 1, 2003                     4

          Statements of Cash Flows for the 39 Weeks Ended
              October 30, 2004 and November 1, 2003                           5

          Notes to Financial Statements                                       6

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         16

Item 4.   Controls and Procedures                                            16

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                   17



                                Stein Mart, Inc.
                                 Balance Sheets
                                 (In thousands)


                                                               October 30,        January 31,        November 1,
                                                                  2004               2004               2003
                                                             --------------     --------------     --------------
ASSETS                                                         (Unaudited)                           (Unaudited)
Current assets:
Cash and cash equivalents                                        $ 35,146           $ 11,965           $ 13,555
Trade and other receivables                                         3,934              4,227              9,359
Inventories                                                       322,664            283,379            365,494
Prepaid expenses and other current assets                          14,962              6,227             10,115
                                                             --------------     --------------     --------------
    Total current assets                                          376,706            305,798            398,523

Property and equipment, net                                        79,655             76,934             81,541
Other assets                                                       10,724             10,297             10,091
                                                             --------------     --------------     --------------
    Total assets                                                 $467,085           $393,029           $490,155
                                                             ==============     ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                 $129,191           $ 59,046           $123,206
Accrued liabilities                                                69,437             60,715             58,898
                                                             --------------     --------------     --------------
    Total current liabilities                                     198,628            119,761            182,104

Notes payable to banks                                                -               24,962             74,968
Other liabilities                                                  20,114             20,628             21,151
                                                             --------------     --------------     --------------
    Total liabilities                                             218,742            165,351            278,223

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Preferred stock - $.01 par value; 1,000,000 shares
 authorized; no shares outstanding
Common stock - $.01 par value; 100,000,000 shares
 authorized; 42,494,654, 41,993,529 and 41,729,713
 shares issued and outstanding, respectively                          425                420                417
Paid-in capital                                                     8,865              3,196              1,374
Unearned compensation                                                (454)              (309)              (370)
Retained earnings                                                 239,507            224,371            210,511
                                                             --------------     --------------     --------------
    Total stockholders' equity                                    248,343            227,678            211,932
                                                             --------------     --------------     --------------
    Total liabilities and stockholders' equity                   $467,085           $393,029           $490,155
                                                             ==============     ==============     ==============

   The accompanying notes are an integral part of these financial statements.



                                Stein Mart, Inc.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                       13 Weeks Ended                        39 Weeks Ended
                                                             ---------------------------------     ---------------------------------
                                                               October 30,        November 1,        October 30,        November 1,
                                                                  2004               2003               2004               2003
                                                             --------------     --------------     --------------     --------------
Net sales                                                        $330,432           $313,559         $1,014,664           $942,713

Cost of merchandise sold                                          253,920            240,139            754,880            715,327
                                                             --------------     --------------     --------------     --------------
Gross profit                                                       76,512             73,420            259,784            227,386

Selling, general and administrative expenses                       83,192             92,520            245,740            253,800

Other income, net                                                   3,293              3,275             10,460              9,959
                                                             --------------     --------------     --------------     --------------
Income (loss) from operations                                      (3,387)           (15,825)            24,504            (16,455)

Interest income                                                       108                -                  181                -

Interest expense                                                      -                 (421)               (39)            (1,313)
                                                             --------------     --------------     --------------     --------------
Income (loss) from continuing operations before
  income taxes                                                     (3,279)           (16,246)            24,646            (17,768)

Income tax benefit (provision)                                      1,246              6,174             (9,365)             6,752
                                                             --------------     --------------     --------------     --------------
Income (loss) from continuing operations                           (2,033)           (10,072)            15,281            (11,016)

Loss from discontinued operations, net of tax
  benefit                                                             -                 (327)              (145)              (643)
                                                             --------------     --------------     --------------     --------------

Net income (loss)                                                $ (2,033)          $(10,399)        $   15,136           $(11,659)
                                                             ==============     ==============     ==============     ==============

Basic income (loss) per share:
Continuing operations                                              $(0.05)            $(0.24)             $0.36             $(0.26)
Discontinued operations                                               -                (0.01)               -                (0.02)
                                                             --------------     --------------     --------------     --------------
Total                                                              $(0.05)            $(0.25)             $0.36             $(0.28)
                                                             ==============     ==============     ==============     ==============

Diluted income (loss) per share:
Continuing operations                                              $(0.05)            $(0.24)             $0.36             $(0.26)
Discontinued operations                                               -                (0.01)               -                (0.02)
                                                             --------------     --------------     --------------     --------------
Total                                                              $(0.05)            $(0.25)             $0.36             $(0.28)
                                                             ==============     ==============     ==============     ==============

Weighted-average shares outstanding - Basic                        42,394             41,658             42,181             41,615
                                                             ==============     ==============     ==============     ==============
Weighted-average shares outstanding -Diluted                       42,394             41,658             42,578             41,615
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



                                Stein Mart, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                                          39 Weeks Ended
                                                                                ---------------------------------
                                                                                  October 30,        November 1,
                                                                                     2004               2003
                                                                                --------------     --------------
Cash flows from operating activities:
  Net income (loss)                                                                  $15,136           $(11,659)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                                   13,401             14,399
      Impairment (recovery) of property and other assets                                (245)             2,290
      Store closing charges                                                            1,340              6,325
      Deferred income taxes                                                              966             (1,412)
      Restricted stock compensation                                                       80                 28
      Tax benefit from exercise of stock options                                       1,009                -
      Changes in assets and liabilities:
        Trade and other receivables                                                      293             (4,440)
        Inventories                                                                  (39,285)           (68,264)
        Prepaid expenses and other current assets                                     (8,735)            (5,454)
        Other assets                                                                    (427)            (2,690)
        Accounts payable                                                              70,145             52,734
        Accrued liabilities                                                            8,410              3,036
        Income taxes payable                                                             -               (5,353)
        Other liabilities                                                             (2,508)             2,065
                                                                                --------------     --------------
  Net cash provided by (used in) operating activities                                 59,580            (18,395)
Cash flows used in investing activities:
  Capital expenditures                                                               (15,877)           (11,783)
Cash flows from financing activities:
  Net (payments) borrowings under notes payable to banks                             (24,962)            33,618
  Proceeds from exercise of stock options                                              4,034                -
  Proceeds from employee stock purchase plan                                             406                468
  Purchase of common stock                                                               -                 (212)
                                                                                --------------     --------------
  Net cash (used in) provided by financing activities                                (20,522)            33,874
                                                                                --------------     --------------
Net increase in cash and cash equivalents                                             23,181              3,696
Cash and cash equivalents at beginning of year                                        11,965              9,859
                                                                                --------------     --------------
Cash and cash equivalents at end of period                                           $35,146           $ 13,555
                                                                                ==============     ==============
Supplemental disclosures of cash flow information:
  Interest paid                                                                      $    64           $  1,240
  Income taxes paid                                                                   15,709              7,811

 The accompanying notes are an integral part of these financial statements.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                October 30, 2004
                                   (Unaudited)
           (Dollars in tables in thousands, except per share amounts)

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


                                                                       13 Weeks Ended                        39 Weeks Ended
                                                             ---------------------------------     ---------------------------------
                                                                 Oct. 30,           Nov. 1,           Oct. 30,            Nov. 1,
                                                                  2004               2003               2004               2003
                                                             --------------     --------------     --------------     --------------
Net income (loss) - as reported                                   $(2,033)          $(10,399)           $15,136           $(11,659)

Add:  Restricted stock-based employee
compensation expense included in reported
net income (loss), net of related tax effects                          20                  9                 50                 18

Deduct:  Total stock-based employee
compensation expense determined under the
fair value based method for all awards, net of
related tax effects                                                  (259)              (363)              (828)            (1,105)
                                                             --------------     --------------     --------------     --------------

Net income (loss) - pro forma                                     $(2,272)          $(10,753)           $14,358           $(12,746)
                                                             ==============     ==============     ==============     ==============

Basic earnings (loss) per share - as reported                      $(0.05)            $(0.25)             $0.36             $(0.28)
Diluted earnings (loss) per share - as reported                    $(0.05)            $(0.25)             $0.36             $(0.28)

Basic earnings (loss) per share - pro forma                        $(0.05)            $(0.26)             $0.34             $(0.31)
Diluted earnings (loss) per share - pro forma                      $(0.05)            $(0.26)             $0.34             $(0.31)

3.   Discontinued Operations
Two of the stores  closed during 2003 and one store closed during 2004 (see Note
5) are reported as discontinued operations. SFAS No. 144 requires closed stores to be classified as discontinued operations when the operations and cash flows of the stores have been eliminated from ongoing operations. To determine if cash flows have been eliminated from ongoing operations, management evaluated a number of factors, including: proximity to a

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

remaining store, physical location within a metropolitan or non-metropolitan area and transferability of sales between open and closed locations. Based on these criteria, management determined that these three closed stores should be accounted for as discontinued operations. The prior year's operating activities for these stores have also been reclassified to "Loss from discontinued operations, net of tax benefit" in the accompanying Statements of Operations.

Discontinued operations generated no sales during the third quarter of 2004, sales of $2.4 million during the third quarter of 2003 and sales of $0.9 million and $7.3 million during the first 39 weeks of 2004 and 2003, respectively. Loss from discontinued operations, net of tax benefit includes the following components:


                                                                       13 Weeks Ended                        39 Weeks Ended
                                                             ---------------------------------     ---------------------------------
                                                                 Oct. 30,           Nov. 1,            Oct. 30,           Nov. 1,
                                                                  2004               2003               2004               2003
                                                             --------------     --------------     --------------     --------------
          Loss from operations                                     $ -                 $(527)             $(234)           $(1,037)
          Income tax benefit                                         -                   200                 89                394
                                                             --------------     --------------     --------------     --------------
          Loss from discontinued operations,
            net of tax benefit                                     $ -                 $(327)             $(145)           $  (643)
                                                             ==============     ==============     ==============     ==============

See Notes 4 and 5 for a description of asset impairment and store closing charges included in loss from discontinued operations for the first 39 weeks of 2004 and 2003.

4.   Impairment of Long-lived Assets
The Company follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which requires impairment losses to be recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. For long-lived assets held for use, an impairment loss is recognized if the sum of future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment charge is the excess of the carrying value of the asset over its fair value. Fair value is based on estimated market values for similar assets.

During the first 39 weeks of 2004, the Company recovered $0.2 million of asset impairment charges recorded during 2003, as the actual loss incurred to dispose of certain assets was lower then previously estimated. During the third quarter of 2003, the Company recorded a pre-tax asset impairment charge of $1.5 million to reduce the carrying value of furniture, fixtures, equipment and leasehold improvements in certain under-performing stores to their respective estimated fair value. These assets were held for use. This charge is included in selling, general and administrative expenses in the Statement of Operations for the 13 and 39 weeks ended November 1, 2003.

During the first quarter of 2003, the Company recorded a pre-tax asset impairment charge of $0.8 million to reduce the carrying value of furniture, fixtures, equipment and leasehold improvements held for use in four stores closed in 2003. This charge is included in selling, general and administrative expenses in the Statements of Operations for the 39 weeks ended November 1, 2003, except for $42,000 which is included in loss from discontinued operations, net of tax benefit.

5.   Store Closing Charges
The Company closed seven stores during the first 39 weeks of 2004, incurring minimal lease termination and severance costs.

The Company closed 16 stores during 2003, 12 of which were closed during the first 39 weeks of 2003, incurring pre-tax charges of $6.6 million for the present value of lease termination costs. During the third quarter of 2004, the Company recorded a $0.9 million pre-tax charge to adjust estimated sublease income for four locations closed in 2003 and an early lease termination for one other location. The four stores were closed during the third quarter of 2003 and lease termination costs, net of estimated sublease income, were recorded in that period. Store closing charges are included in selling, general and administrative expenses in the Statements of Operations, except for

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

$154,000 in 2004 and $135,000 in 2003 which are included in loss from discontinued operations, net of tax benefit for the 39-week periods.

The following tables show the activity in the store closing reserve for the first 39 weeks of 2004 and 2003:


                                                                 Jan. 31,                                                 Oct. 30,
                                                                  2004              Charges           Payments             2004
                                                             --------------     --------------     --------------     --------------
        Continuing operations:
          Lease termination costs                                  $8,780             $1,028             $2,314             $7,494
          Severance                                                   131                579                580                130
          Other                                                       105                -                  105                -
                                                             --------------     --------------     --------------     --------------
                                                                    9,016              1,607              2,999              7,624
                                                             --------------     --------------     --------------     --------------
        Discontinued operations:
          Lease termination costs                                     159                 77                236                -
          Severance                                                    19                 77                 96                -
                                                             --------------     --------------     --------------     --------------
                                                                      178                154                332                -
                                                             --------------     --------------     --------------     --------------
        Total store closing reserve                                $9,194             $1,761             $3,337             $7,624
                                                             ==============     ==============     ==============     ==============


                                                                 Feb. 1,                                                  Nov. 1,
                                                                  2003              Charges           Payments             2003
                                                             --------------     --------------     --------------     --------------
        Continuing operations:
          Lease termination costs                                  $4,982             $6,587             $1,816             $9,753
          Severance                                                   -                  552                320                232
                                                             --------------     --------------     --------------     --------------
                                                                    4,982              7,139              2,136              9,985
        Discontinued operations:
          Severance                                                   -                  135                135                -
                                                             --------------     --------------     --------------     --------------
        Total store closing reserve                                $4,982             $7,274             $2,271             $9,985
                                                             ==============     ==============     ==============     ==============

The store closing reserve at October 30, 2004, January 31, 2004 and November 1, 2003 includes a current portion (in accrued liabilities) of $3.1 million, $2.8 million and $3.6 million, respectively, and a long-term portion (in other liabilities) of $4.5 million, $6.4 million and $6.4 million, respectively.

The tables below set forth the components of loss from operations for all stores closed during 2004 and 2003. The 2004 tables present the losses from the seven stores that closed during the first 39 weeks of 2004. The 2003 tables present the sum of the losses from the seven stores that closed during the first 39 weeks of 2004 and the 16 stores closed during fiscal year 2003.


                                                                Operating Results Of Closed Stores Included In:
                                                             ----------------------------------------------------
                                                               Continuing        Discontinued       Total Closed
13 weeks ended October 30, 2004:                               Operations         Operations           Stores
-------------------------------                              --------------     --------------     --------------
Sales                                                            $   650             $  -              $   650
Cost of sales                                                        651                -                  651
                                                             --------------     --------------     --------------
Gross profit                                                          (1)               -                   (1)
Selling, general and administrative expenses                       1,269                -                1,269
Other income, net                                                     (2)               -                   (2)
                                                             --------------     --------------     --------------
Loss from operations                                             $(1,272)            $  -              $(1,272)
                                                             ==============     ==============     ==============
# of stores closed in 2004                                             6                  1                  7
                                                             ==============     ==============     ==============



                               STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                                               Continuing        Discontinued       Total Closed
13 weeks ended November 1, 2003:                               Operations         Operations           Stores
-------------------------------                              --------------     --------------     --------------
Sales                                                            $10,205             $2,383           $ 12,588
Cost of sales                                                     10,817              2,246             13,063
                                                             --------------     --------------     --------------
Gross profit                                                        (612)               137               (475)
Selling, general and administrative expenses                       9,118                673              9,791
Other income, net                                                     70                  9                 79
                                                             --------------     --------------     --------------
Loss from operations                                             $(9,660)            $ (527)          $(10,187)
                                                             ==============     ==============     ==============
# of stores closed in 2004 and 2003                                   20                  3                 23
                                                             ==============     ==============     ==============


                                                                Operating Results Of Closed Stores Included In:
                                                             ----------------------------------------------------
                                                               Continuing        Discontinued       Total Closed
39 weeks ended October 30, 2004:                               Operations         Operations           Stores
-------------------------------                              --------------     --------------     --------------
Sales                                                            $ 7,142              $ 942            $ 8,084
Cost of sales                                                      6,909                752              7,661
                                                             --------------     --------------     --------------
Gross profit                                                         233                190                423
Selling, general and administrative expenses                       3,504                424              3,928
Other income, net                                                     45                -                   45
                                                             --------------     --------------     --------------
Loss from operations                                             $(3,226)             $(234)           $(3,460)
                                                             ==============     ==============     ==============
# of stores closed in 2004                                             6                  1                  7
                                                             ==============     ==============     ==============


                                                               Continuing        Discontinued       Total Closed
39 weeks ended November 1, 2003:                               Operations         Operations           Stores
-------------------------------                              --------------     --------------     --------------
Sales                                                           $ 41,465            $ 7,333           $ 48,798
Cost of sales                                                     42,163              6,176             48,339
                                                             --------------     --------------     --------------
Gross profit                                                        (698)             1,157                459
Selling, general and administrative expenses                      20,270              2,251             22,521
Other income, net                                                    382                 57                439
                                                             --------------     --------------     --------------
Loss from operations                                            $(20,586)           $(1,037)          $(21,623)
                                                             ==============     ==============     ==============
# of stores closed in 2004 and 2003                                   20                  3                 23
                                                             ==============     ==============     ==============

6.   Notes Payable to Banks
The Company has a three-year $150 million senior revolving credit agreement (the "Agreement") with a group of lenders, with an initial term ending July 2006. Under the terms of the Agreement, the Company has the option to increase the facility by an additional $25 million and to extend the terms for an additional year. The Company had outstanding commercial and stand-by letters of credit of $0.6 million and $5.4 million, respectively, at October 30, 2004. There were no direct borrowings under the Agreement at October 30, 2004.

7.   Stockholders' Equity and Earnings Per Share
During the first 39 weeks of 2003, the Company repurchased 50,000 shares of its common stock at a cost of $212,000. No shares have been repurchased in 2004.

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding plus common stock equivalents related to stock options and restricted stock for each period. Common stock equivalents are not included in the diluted loss per share calculations for the 13 weeks ended October 30, 2004 and the 13 weeks and 39 weeks ended November 1, 2003 because they are anti-dilutive.

                                STEIN MART, INC.
                          NOTES TO FINANCIAL STATEMENTS

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):


                                                                       13 Weeks Ended                        39 Weeks Ended
                                                             ---------------------------------     ---------------------------------
                                                                 Oct. 30,           Nov. 1,            Oct. 30,           Nov. 1,
                                                                  2004               2003               2004               2003
                                                             --------------     --------------     --------------     --------------
Weighted-average number of common shares                           42,394             41,658             42,181             41,615
Common stock equivalents                                           -                  -                     397             -
                                                             --------------     --------------     --------------     --------------
Weighted-average number of common shares
 plus common stock equivalents                                     42,394             41,658             42,578             41,615
                                                             ==============     ==============     ==============     ==============

8.   Sales by Major Merchandise Category
The Company is a single business segment as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that companies report revenues for each product or group of similar products. The following table summaries the Company's sales by major merchandise category:


                                                                       13 Weeks Ended                        39 Weeks Ended
                                                             ---------------------------------     ---------------------------------
                                                                 Oct. 30,           Nov. 1,            Oct. 30,           Nov. 1,
                                                                  2004               2003               2004               2003
                                                             --------------     --------------     --------------     --------------
Ladies' apparel and accessories                                  $198,036           $180,042         $  611,599           $536,371
Men's apparel and accessories                                      56,894             51,950            179,781            162,636
Gifts and linens                                                   59,688             63,780            170,490            184,557
Other                                                              15,814             17,787             52,794             59,149
                                                             --------------     --------------     --------------     --------------
Net sales                                                        $330,432           $313,559         $1,014,664           $942,713
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

Overview
Stein Mart's 260 stores offer the fashion merchandise, service and presentation of a better department or specialty store, at prices competitive with off-price retail chains. Currently with locations from California to New York, Stein Mart's focused assortment of merchandise features moderate to designer brand-name apparel for women, men and young children, as well as accessories, gifts, linens and shoes. Management believes that Stein Mart differentiates itself from typical off-price retailers by offering: (i) current-season merchandise carried by better department and specialty stores at value prices,
(ii) a stronger merchandising "statement," with more depth of color and size, and (iii) merchandise presentation more comparable to other upscale retailers.

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

During the current quarter, the Company experienced positive customer response to the new fall merchandise and colorful assortments which have attracted customers all year. The improvement in year-over-year performance is attributable to:
   o A 6.6% increase in comparable store sales, leveraging of selling, general and administrative and occupancy expenses as a result of higher sales volume, and reduced store closing and impairment charges
   o An increase in gross profit dollars; however, gross profit as a percent of sales was negatively affected by increased markdowns necessary to reach targeted levels of inventory freshness
   o The closure of 16 stores during 2003 and seven stores in the first 39 weeks of 2004. Those stores had operating losses of $(1.3) million or $(0.02) per share in the third quarter of 2004 and $(10.2) million or $(0.15) per share in the third quarter of 2003. For the first 39 weeks, those stores had operating losses of $(3.5) million or $(0.05) per share this year compared to $(21.6) million or $(0.32) per share last year.

                                Stein Mart, Inc.

Outlook
During the fourth quarter, management will continue to focus advertising dollars on television and color fashion inserts. Because there is significantly less clearance merchandise in the stores, the level of shopping pass activity (percent discounts given on sale and clearance goods) is expected to be substantially less than it was in the pre-holiday months last year.

Stores
The number of stores open as of October 30, 2004 and November 1, 2003 were 260 and 264, respectively.


                                                                       13 Weeks Ended                       39 Weeks Ended
                                                             ---------------------------------     ---------------------------------
                                                                 Oct. 30,           Nov. 1,            Oct. 30,           Nov. 1,
                                                                  2004               2003               2004               2003
                                                             --------------     --------------     --------------     --------------
      Stores at beginning of period                                   257                270                261                265
      Stores opened during the period                                   4                  2                  6                 11
      Stores closed during the period                                  (1)                (8)                (7)               (12)
                                                             --------------     --------------     --------------     --------------
      Stores at the end of period                                     260                264                260                264
                                                             ==============     ==============     ==============     ==============

Results of Operations
The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by each line item presented (numbers may not add due to rounding):


                                                                       13 Weeks Ended                       39 Weeks Ended
                                                             ---------------------------------     ---------------------------------
                                                                 Oct. 30,           Nov. 1,            Oct. 30,           Nov. 1,
                                                                  2004               2003               2004               2003
                                                             --------------     --------------     --------------     --------------
Net sales                                                        100.0%             100.0%             100.0%             100.0%
Cost of merchandise sold                                          76.8               76.6               74.4               75.9
                                                             --------------     --------------     --------------     --------------
Gross profit                                                      23.2               23.4               25.6               24.1
Selling, general and administrative
   expenses                                                       25.2               29.5               24.2               26.9
Other income, net                                                  1.0                1.0                1.0                1.1
                                                             --------------     --------------     --------------     --------------
Income (loss) from operations                                     (1.0)              (5.0)               2.4               (1.7)
Interest income                                                     -                  -                  -                  -
Interest expense                                                    -                 0.1                 -                 0.1
                                                             --------------     --------------     --------------     --------------
Income (loss) from continuing
   operations before income taxes                                 (1.0)              (5.2)               2.4               (1.9)
Income tax benefit (provision)                                     0.4                2.0               (0.9)               0.7
                                                             --------------     --------------     --------------     --------------
Income (loss) from continuing
   operations                                                     (0.6)              (3.2)               1.5               (1.2)
Loss from discontinued operations, net
   of tax benefit                                                   -                (0.1)                -                (0.1)
                                                             --------------     --------------     --------------     --------------
Net income (loss)                                                 (0.6)%             (3.3)%              1.5%              (1.2)%
                                                             ==============     ==============     ==============     ==============

Store Closings
The Company closed seven stores and relocated one store during the first 39 weeks of 2004. Sixteen stores were closed during 2003, 12 of which were closed during the first 39 weeks of 2003.

                                Stein Mart, Inc.

Two of the 16 stores closed during 2003 and one of the seven stores closed during the first 39 weeks of 2004 are classified as discontinued operations in accordance with SFAS No. 144, as cash flows of these stores have been eliminated from ongoing operations. Sales and operating losses for the seven stores closed in 2004 and the 16 stores closed during fiscal year 2003 are shown below for the 13 weeks and 39 weeks ended October 30, 2004 and November 1, 2003. Included in the 2003 column are operating results of the 16 stores closed in 2003, in addition to seven stores closed in 2004.


                                                                       13 Weeks Ended                       39 Weeks Ended
                                                             ---------------------------------     ---------------------------------
                                                                 Oct. 30,           Nov. 1,            Oct. 30,           Nov. 1,
                                                                  2004               2003               2004               2003
                                                             --------------     --------------     --------------     --------------
      Sales from closed stores:
        Included in continuing operations                         $   650           $ 10,205            $ 7,142           $ 41,465
        Included in discontinued operations                            -               2,383                942              7,333
                                                             --------------     --------------     --------------     --------------
                                                                  $   650           $ 12,588            $ 8,084           $ 48,798
                                                             ==============     ==============     ==============     ==============

      Operating losses from closed stores:
        Included in continuing operations                         $(1,272)          $ (9,660)           $(3,226)          $(20,586)
        Included in discontinued operations                            -                (527)              (234)            (1,037)
                                                             --------------     --------------     --------------     --------------
                                                                  $(1,272)          $(10,187)           $(3,460)          $(21,623)
                                                             ==============     ==============     ==============     ==============

Operating losses from closed stores include the following store closing and asset impairment expenses:


                                                                       13 Weeks Ended                       39 Weeks Ended
                                                             ---------------------------------     ---------------------------------
                                                                 Oct. 30,           Nov. 1,            Oct. 30,           Nov. 1,
      Continuing operations:                                      2004               2003               2004               2003
                                                             --------------     --------------     --------------     --------------
        Lease termination costs                                    $  927             $5,587             $1,028             $6,587
        Asset impairment (recovery) charges                            -                  18               (245)               759
        Severance                                                     106                158                579                552
        Other                                                          30                474                171              1,013
                                                             --------------     --------------     --------------     --------------
                                                                    1,063              6,237              1,533              8,911
                                                             --------------     --------------     --------------     --------------
      Discontinued operations:
        Lease termination costs                                        -                  -                  77                 -
        Asset impairment charges                                       -                  -                  -                  42
        Severance                                                      -                  -                  77                135
                                                             --------------     --------------     --------------     --------------
                                                                       -                  -                 154                177
                                                             --------------     --------------     --------------     --------------
      Total                                                        $1,063             $6,237             $1,687             $9,088
                                                             ==============     ==============     ==============     ==============

Continuing Operations
For the 13 weeks ended October 30, 2004 compared to the 13 weeks ended Nov. 1, 2003
The 5.4% total sales increase for the 13 weeks ended October 30, 2004 from the same 2003 period reflects a 6.6% increase in sales from comparable stores and a net decrease in the total number of stores from 264 at the end of the third quarter 2003 to 260 at the end of the third quarter 2004.

Gross profit for the 13 weeks ended October 30, 2004 was $76.5 million or 23.2 percent of net sales, a 0.2 percentage point decrease over gross profit of $73.4 million or 23.4 percent of net sales for the third quarter of 2003. Mark-up improved 1.1 percentage point, shrinkage expense decreased 0.2 percentage point and occupancy decreased 0.4 percentage point as a result of higher per store sales productivity in the third quarter this year compared to last year. These improvements were offset by a 1.9 percentage point increase in markdowns to achieve targeted levels of inventory freshness.

                                Stein Mart, Inc.

Selling, general and administrative expenses ("SG&A") were $83.2 million or 25.2 percent of net sales for the 13 weeks ended October 30, 2004, as compared to $92.4 million or 29.5 percent of net sales for the same 2003 quarter. The 4.3 percentage point decrease in SG&A expenses as a percent of sales is due to the leveraging of expenses as a result of the 6.6 percent increase in comparable store sales and a $6.6 million decrease in store closing and asset impairment charges. Included in SG&A expenses for the third quarter of 2004 and 2003 are store closing and asset impairment charges of $1.1 million and $7.7 million, respectively. Charges were higher in 2003 because ongoing lease obligations were recorded for the eight stores closed during the third quarter of 2003. In addition, the Company recorded a $1.5 million asset impairment charge for underperforming stores during the third quarter of 2003.

Loss from operations for the 13 weeks ended October 30, 2004 was $(3.4) million, as compared to a loss from operations of $(15.8) million for the same 2003 quarter. Approximately $8.4 million of this improvement is the result of eliminating the effect of operating losses of stores closed during 2003 and 2004 and the remainder is due to improved operating results of ongoing stores.

As a result of increased sales, decreased inventories and ongoing expense control, there were no borrowings, and therefore no interest expense, during the third quarter of 2004. The Company earned interest income of $108,000 on its cash and short-term investments during the third quarter of 2004. The Company had interest expense of $421,000 during the third quarter of 2003.

For the 39 weeks ended October 30, 2004 compared to the 39 weeks ended November 1, 2003
The 7.6% total sales increase for the 39 weeks ended October 30, 2004 from the same 2003 period reflects an 9.6% increase in sales from comparable stores and a net decrease in the total number of stores from 264 at November 1, 2003 to 260 at October 30, 2004.

Gross profit for the 39 weeks ended October 30, 2004 was $259.8 million or 25.6 percent of net sales a 1.5 percentage point increase over gross profit of $227.4 million or 24.1 percent of net sales for the same 2003 period. The increase was due to a 1.4 percentage point increase in mark-up, a 0.6 percentage point decrease in occupancy as a result of higher per store sales productivity in the first 39 weeks of this year compared to last year, partially offset by a 0.5 percentage point increase in markdowns.

Selling,  general and  administrative  expenses  ("SG&A") were $245.7 million or
24.2 percent of net sales for the 39 weeks ended October 30, 2004, as compared to $253.8 million or 26.9 percent of net sales for the same 2003 period. The 2.7 percentage point decrease in SG&A expenses as a percent of sales is primarily due to the leveraging of expenses as a result of the 9.6 percent increase in comparable store sales and an $8.9 million decrease in store closing and asset impairment charges. Included in SG&A expenses for the first 39 weeks of 2004 and 2003 are store closing and asset impairment charges of $1.5 million and $10.4 million, respectively. Charges were higher in 2003 primarily because ongoing lease obligations were recorded for several of the 11 stores closed during 2003 while the seven stores closed in 2004 had minimal lease termination and severance costs.

Income from operations for the 39 weeks ended October 30, 2004 was $24.5 million compared to a loss from operations of $(16.5) million for the same 2003 period. Approximately $17.4 million of this earnings improvement is the result of eliminating the effect of operating losses of stores closed during 2003 and 2004 and the remainder is due to improved operating results of ongoing stores.

Interest expense was $39,000 and $1.3 million for the first 39 weeks of 2004 and 2003, respectively. As a result of increased sales, decreased inventories and ongoing expense control, the Company had borrowings on its revolving credit agreement only during the first quarter of 2004. The Company earned interest income of $181,000 on its cash and short-term investments during the first 39 weeks of 2004.

                                Stein Mart, Inc.

Liquidity and Capital Resources
The Company's primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. As of October 30, 2004, the Company had $35.1 million in cash and cash equivalents, including highly liquid short-term investments with original maturities of three months or less.

Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company's working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season.

Net cash provided by operating activities was $59.6 million for the first 39 weeks of 2004 compared to net cash used in operating activities of $18.4 million for the same 2003 period. The increase in cash for 2004 is primarily attributable to an increase in net income including non-cash items and an increase in accounts payable from the end of the year, offset by an increase in inventories and income taxes paid. On an average store basis, inventories were reduced 10.4% from the prior year due to increased sales resulting from the Company's continued focus on marketing, sales promotion and clearance strategies.

Capital expenditures were higher for the first 39 weeks of 2004 compared to the first 39 weeks of 2003 primarily due to enhancements of the point of sale and merchandising systems. New store capital expenditures are lower this year compared to last year due to fewer store openings. Total capital expenditures for 2004 are anticipated to be approximately $17-18 million.

Cash used in financing activities was $20.5 million during the first 39 weeks of 2004 compared to $33.9 million of cash provided by financing activities during the same 2003 period. The additional cash provided by operating activities enabled the Company to eliminate borrowings under the revolving credit agreement at the end of the first quarter.

The Company has a $150 million senior revolving credit agreement with a group of lenders, with an initial term ending July 2006. Borrowings are based on and secured by eligible inventory and certain other assets. At October 30, 2004 there were no direct borrowings under the credit facility and no Event of Default existed under the terms of the Agreement.

The Company believes that expected net cash provided by operating activities and unused borrowing capacity under the revolving credit agreement will be sufficient to fund anticipated current and long-term capital expenditures and working capital requirements. Should current operating conditions deteriorate, management can adjust operating plans, including new store rollout.

Contractual Obligations
To facilitate an understanding of the Company's contractual obligations, the following data is provided:


                                                                            Payments Due By Period
                                          ------------------------------------------------------------------------------------------
                                                                Less than            1 - 2              3 - 5             After 5
                                               Total             1 Year              Years              Years              Years
                                          --------------     --------------     --------------     --------------     --------------
Notes payable to banks                        $    -              $   -              $   -             $    -             $    -
Operating leases                               398,076             64,197             60,316            147,375            126,188
                                          --------------     --------------     --------------     --------------     --------------
Total                                         $398,076            $64,197            $60,316           $147,375           $126,188
                                          ==============     ==============     ==============     ==============     ==============

Other long-term liabilities on the balance sheet include deferred income taxes, deferred compensation and other long-term liabilities that do not have specific due dates, so are excluded from the preceding table. Other long-term liabilities also include long-term store closing reserves, a component of which is future minimum payments under non-cancelable leases for closed stores. These future minimum lease payments total $19.2 million and are included in the operating leases line of the above table.

                                Stein Mart, Inc.

Off-Balance Sheet Arrangements
The Company has outstanding standby letters of credit totaling $5.4 million securing certain insurance programs at October 30, 2004. If certain conditions occurred under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements that could affect the financial condition of the Company.

Seasonality
The Company's business is seasonal in nature with a higher percentage of the Company's merchandise sales and earnings generated in the fall and holiday selling seasons. Accordingly, selling, general and administrative expenses are typically higher as a percent of net sales during the first three quarters of each year.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate risk primarily through borrowings under its revolving credit facility. At October 30, 2004, the Company had no outstanding borrowings. The facility permits debt commitments up to $150 million and bears interest at spreads over the prime rate and LIBOR. Management believes that its exposure to market risk associated with its borrowings is not material.

Item 4.   Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in alerting them to material information relating to the Company required to be included in the Company's Exchange Act filings in a timely manner. There have been no changes in the Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report that have affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

(b) Reports on Form 8-K:
    A press release dated November 4, 2004 was filed in a Form 8-K on November 9, 2004 that included earnings guidance for the quarterly period ended October 30, 2004.

    A press release dated November 18, 2004 was filed in a Form 8-K on November 23, 2004 to report third quarter and first 39 weeks of 2004 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Stein Mart, Inc.

Date:  December 8, 2004              By:   /s/ Michael D. Fisher
                                           -------------------------------------
                                           Michael D. Fisher
                                           President and Chief Executive Officer


                                           /s/ James G. Delfs
                                           -------------------------------------
                                           James G. Delfs
                                           Senior Vice President and Chief
                                             Financial Officer