Form 10-K
period 2005-01-29
STEIN MART INC
filed 2005-04-13
CIK 884940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commissions file number 0-20052

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

Securities registered pursuant to Section 12(g) of the Act:
Title of each class:                  Name of each exchange on which registered:
Common Stock $.01 par value           The Nasdaq Stock Market(R)

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 1, 2005 was $595,574,425. For purposes of this response, executive officers and directors are deemed to be the affiliates of the registrant and the holdings by non-affiliates was computed as 26,949,069 shares. At April 1, 2005, the Registrant had issued and outstanding an aggregate of 43,229,411 shares of its common stock.

Documents Incorporated By Reference:
Portions of the Proxy Statement for Registrant's 2005 Annual Meeting of Stockholders are incorporated in Part III and Part IV.

                                STEIN MART, INC.
                                TABLE OF CONTENTS

                                                                           FORM
                                                                           10-K
                                                                          REPORT
ITEM NO.                                                                   PAGE
--------                                                                   ----
                                     PART I

 1.    Business                                                               3
 2.    Properties                                                             8
 3.    Legal Proceedings                                                      9
 4.    Submission of Matters to a Vote of Security Holders                    9

                                     PART II

 5.    Market for Registrant's Common Equity, Related Stockholder             9
       Matters and Issuer of Equity Securities                               10
 6.    Selected Consolidated Financial Data
 7.    Management's Discussion and Analysis of Financial Condition           11
       and Results of Operations
 7A.   Quantitative and Qualitative Disclosures about Market Risk            17
 8.    Financial Statements and Supplementary Data                           17
 9.    Changes in and Disagreements With Accountants on Accounting           18
       and Financial Disclosure
 9A.   Disclosure Controls and Procedures                                    18
 9B.   Other Information                                                     18

                                    PART III

10.    Directors and Executive Officers of the Registrant                    18
11.    Executive Compensation                                                19
12.    Security Ownership of Certain Beneficial Owners and Management        19
       and Related Stockholder Matters
13.    Certain Relationships and Related Transactions                        19
14.    Principal Accountant Fees and Services                                19

                                     PART IV

15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K       19

SIGNATURES                                                                   20

                                     PART I

ITEM 1.     BUSINESS
As of January 29, 2005, Stein Mart, Inc. operated a 261-store retail chain with stores that offer the fashion merchandise, service and presentation of a traditional, better department or specialty store at prices typically 25% to 60% less than department stores. The Company's focused assortment of merchandise features moderate to designer brand-name apparel for women, men and young children, as well as accessories, gifts, linens and shoes. Founded by the current chairman's grandfather, the Company operated one store in Greenville, Mississippi, until 1977, when expansion began. The Company's initial public offering took place in April, 1992. Today, the Company has stores in 30 states and the District of Columbia.

As used herein, the terms "Company" and "Stein Mart" refer to Stein Mart, Inc. and its wholly-owned subsidiary. The Company's fiscal year ends on Saturday closest to January 31, and follows the National Retail Federation fiscal calendar. For instance, "2004" refers to the 52-week fiscal year ended January 29, 2005.

Business Strategy
The Company's goal is to provide a retailing concept which combines the fashion assortment, store appearance, merchandise presentation and customer service levels of better department and specialty stores with the value pricing of an off-price retail format. This retail concept is targeted towards a 35-60 year-old female customer who typically occupies a household with above average income. Stein Mart's target customer is attracted to a department store level of fashion, presentation and service, but she prefers to visit large-format shopping malls only occasionally. Conversely, she tends to be more discriminating than a typical off-price customer.

The principal elements of the Company's business strategy are as follows:

    Timely, Consistent, Upscale Merchandise
    The Company purchases upscale, branded merchandise primarily through pre-planned buying programs similar to those used by department stores. These pre-planned buying programs enable the Company to offer fashionable, current-season coordinated assortments on a consistent basis. During the past two years, the Company has emphasized decreasing the overall amount of inventory, while increasing the percentage of current season merchandise on the selling floor, improving the "freshness factor" in the assortment at any given time, and increasing inventory turn.

    Convenient Store Location, Appealing Appearance and Merchandise Presentation The Company locates its stores primarily in neighborhood shopping centers in order to attract target customers in upscale residential neighborhoods. Optimal co-tenancy is with favored supermarkets, drug stores, specialty retailers and restaurants that cater to customers with above average household income and education. Within the store, attractive displays and signage create an upscale ambiance and merchandise is displayed in lifestyle groupings to assist the customer in assembling outfits.

    Emphasis on Customer Service
    Customer service is fundamental to Stein Mart's objective of building customer loyalty. Management believes that the Company offers customer service superior to off-price retailers and comparable to better department stores.

    Value Pricing through Vendor Relationships
    Stein Mart strives to provide a compelling value on desirable merchandise. Through long-standing relationships with many key vendors and streamlined purchase terms, the Company's buyers are able to negotiate more favorable prices from vendors than are typical in the department store industry. Stein Mart passes these savings on to its customers through prices that are typically 25% to 60% below those regularly charged by traditional department stores.

Merchandising, Purchasing and Pricing
Stein Mart's fashion assortment is driven primarily by its own merchandising plan which identifies seasonal fashion, silhouette and color trends, and how each should be represented on the selling floor in order to serve the Company's target customer. Once the plan is finalized, buyers shop a variety of primary and secondary marketplaces to identify and negotiate with vendors for the assortment of merchandise to achieve the plan. In most cases, the merchandise is bought directly from the manufacturers' lines, similar to department stores' purchasing programs. In other cases, Stein Mart merchants work with manufacturers to customize pieces on the vendor's line for Stein Mart's inventory. Occasionally, Stein Mart develops a proprietary product line through established vendors in order to provide customers with a unique product. Private label merchandise comprises less than ten percent of Stein Mart's inventory.

The Company enjoys long-standing working relationships with vendors who manufacture merchandise in the United States and overseas. In order to obtain more favorable pricing, the Company typically does not ask manufacturers for advertising allowances or return privileges; instead, the merchants negotiate for a lower initial price. Additional cost savings are realized when the Company is able to purchase some in-season, off-price and end-of-season close-out merchandise to supplement core merchandise assortments.

Stein Mart buys from approximately 1,700 vendors and does not have long-term or exclusive contracts with any particular vendor. In 2004, approximately 5% of Stein Mart's purchases were from a single vendor and less than 2 % of total purchases were from any other single vendor.

The Company's shoe department in individual stores is leased by one of two shoe retailers. The women's and men's shoe assortment is a complement to the apparel areas, with a focus on fashionable, current-season footwear at value prices. Shoe department leases provide for the Company to be paid base rent and/or a percentage of sales.

The  following   reflects  the  percentage  of  the  Company's  sales  by  major merchandise category (including sales from leased shoe departments) for the fiscal years indicated:

                                            2004         2003         2002
                                         ----------   ----------   ----------
        Ladies' and Boutique apparel         41%          39%          38%
        Ladies' accessories                  12           12           12
        Men's                                18           17           17
        Gifts and linens                     17           19           20
        Leased shoe departments               7            7            6
        Children's                            3            4            5
        Other                                 2            2            2
                                            ----         ----         ----
                                            100%         100%         100%
                                            ====         ====         ====

In 2002, Stein Mart began a series of productivity initiatives designed to increase the dollars generated in each square foot of the stores. These initiatives included reformatting all stores to allocate greater space and more inventory dollars to areas where the core customer shops most intensely, e.g. ladies apparel and Boutique, ladies' accessories and gifts. Square footage in the men's and children's areas was reduced and merchandise in those areas was more highly concentrated to key categories. In 2003, Home Decor was added in all stores.

Store Network and Appearance
The Company primarily locates its stores in neighborhood shopping centers in close proximity to the better residential neighborhoods of a given community. A majority of Stein Mart's stores are located in such centers, with the remainder found in power centers, in freestanding buildings or in traditional shopping malls. All Stein Mart stores and the Company headquarters are leased.

The typical store is approximately 37,000 gross square feet with a racetrack design, convenient centralized check-out and customer service areas, and attractive, individual dressing rooms. The Company seeks to create excitement in its stores through the continual flow of brand-name merchandise, sales promotions, store layout, merchandise presentation, and the quality, value and depth of its merchandise assortment. A portion of each Stein Mart store is identified as the Boutique, a store-within-a store, which carries better to designer ladies' apparel and offers the presentation and service levels of a specialty boutique. The Boutique is primarily staffed by specially-recruited women (Boutique Ladies) who generally work one day a week, and who add credibility and fashion integrity to the department.

The Company's growth philosophy is to finance growth with internally generated funds and continue to fill in existing markets as well as pioneer new markets. Since less than five percent of merchandise is handled through its distribution center, the Company is not constrained geographically or by the capacity limits of a central facility (see Distribution Methodology). Three tenant representative brokers scout potential locations for future expansion across the United States. The Company refurbishes existing retail locations or occupies newly constructed stores, which typically are anchor stores in new or existing shopping centers situated near upscale residential areas, ideally with co-tenants that cater to a similar customer base. The Company's historical ability to negotiate favorable leases and to construct attractive stores with a relatively low investment has provided a significant cost advantage over traditional department and fine specialty stores.

The cost of opening a typical new store includes approximately $500,000 to $700,000 for fixtures, equipment, leasehold improvements and pre-opening expenses (primarily advertising, stocking and training). Pre-opening costs are expensed when incurred. The cost of the initial inventory investment for a new store is approximately $1.0 million.

The Company revised its approach to selecting new store locations effective with stores opening in 2002. Prior to that time, the Company's principal consideration was population demographics, including data relating to income, education levels, age and occupation. The availability of prime real estate locations, existing and potential competitors, and the number of Stein Mart stores that a market can support was also considered. The Company has since expanded its analysis to consider psychographics (such as fashion consciousness in the marketplace) as well as local area market research. The Company has also retained a third-party consulting firm to analyze each potential market.
Finally, a committee of senior officers considers the collected data and analysis, and determines whether to approve or reject potential new store locations. Continuing to use this approach, the Company plans to open 15 new stores in 2005.

The Company  regularly  reviews  each  store's  performance  and  profitability.
Under-performing stores are identified and strategies to improve their performance are implemented. If, after a period of time, a store's profitability does not improve, the store is considered for closure. Sixteen under-performing stores were closed during 2003 and seven more stores were closed in 2004. At this time, eight stores are slated for closure in 2005.

In 2002, a smaller (sub-15,000 square foot) store concept was created to test the Company's entry into resort and premium markets where a full-sized Stein Mart is not feasible. The first collections of Stein Mart opened in Rolling Hills, California in October 2002 and was followed by collections of Stein Mart stores in Pasadena, California; Hendersonville, North Carolina, and Amelia Island, Florida over the past two years. The Company believes that this format has continued promise in certain locations where either real estate availability or costs are prohibitive for a traditional, 37,000 square foot store.

Customer Service
Customer service is fundamental to Stein Mart's goal of building customer loyalty. The Company's stores offer most of the same services typically found in better department and specialty stores, such as a liberal merchandise return policy, a preferred customer program and electronic gift certificates. Each store is staffed to provide a number of sales associates to properly attend to customer needs.

Distribution Methodology
Stein Mart primarily utilizes drop shipments from its vendors directly to its stores, as opposed to having merchandise flow through a centralized distribution center. Most apparel merchandise is received pre-ticketed and on hangers ("floor ready"). This system enables the Company to receive merchandise at each store on a timely basis and to save the time and expense of handling merchandise twice, which is typical of a traditional distribution center structure. Management reviews the current system on a regular basis and at this time, does not plan to change its drop ship delivery system. The Company does lease a small distribution/warehouse facility in Jacksonville, but less than five percent of the Company's merchandise is handled there.

Information Systems
The Company's inventory control system enables it to achieve economies of scale from bulk purchases while at the same time ordering and tracking separate drop shipments by store. Store inventory levels are regularly monitored and adjusted as sales trends dictate. The inventory control system provides information that enhances management's ability to make informed buying decisions and accommodate unexpected increases or decreases in demand for a particular item. The Company uses bar codes and bar code scanners as part of an integrated inventory management and check-out system in its stores.

The Company's merchandise planning and allocation system enables the buyers and planners to customize their merchandise assortments at the individual store and class level, based on selected criteria, such as a store's selling patterns, climate and merchandise color preferences. The ability to customize individual store assortments enables the Company to more effectively manage inventory, capitalize on sales trends and reduce markdowns.

The Company hosts an Internet site (www.steinmart.com) to provide information for customers regarding stores, company management and selected sales promotion activity; however, the Company does not sell merchandise online at this time. Visitors to the website may sign up to be Preferred Customers (see "Marketing") and may purchase Panache cards (electronic gift certificates).

Marketing
The Company's advertising stresses upscale, fashion merchandise at significant savings. In recent years, the Company has transitioned from spending the majority of its marketing budget on newspaper advertising to the production of color pre-print inserts and national cable and local affiliate television advertising. This evolution is a reallocation of dollars, as the percentage of sales has remained relatively constant during that time. Management believes the Company also enjoys substantial word-of-mouth advertising benefits from its customer base.

Two major events affected marketing in recent years. In August 2003, the Company discontinued the regular use of various coupons that allowed customers to take a specified percentage discount off of full-priced merchandise. This action created pressure on sales for the remainder of 2003 and continued as a factor (albeit diminishing) until the summer of 2004. In the fall of 2003, the Company launched a nationwide, cable-TV based advertising campaign featuring Stein Mart customers and their comments about shopping at Stein Mart stores. The television ads, which now include local affiliate television programming, run during the height of the spring and fall selling season, and are reinforced by color pre-print circulars, both inserted in newspapers and mailed directly to customers. During major clearance seasons, the Company utilizes run-of-press newspaper advertising.

Stein Mart's Preferred Customer Program, launched in May 2001, recognizes and rewards the Company's most devoted shoppers. Over two million active Preferred Customers receive regular mailings regarding key events, promotions, special members-only shopping days and special discounts exclusive to these individuals.

The Company regularly conducts consumer research projects designed to clarify specific information regarding current and prospective customers.

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

The principal competitive factors in the retail apparel industry are assortment, presentation, quality of merchandise, price, customer service, vendor relations and store location. Management believes that the Company is well positioned to compete on the basis of each of these factors.

Employees
At January 29, 2005, the Company's work force consisted of approximately 14,000 employees (8,700 40-hour equivalent employees). Each Stein Mart store employs an average of 55 persons as area managers, sales associates, cashiers and other positions. The number of employees fluctuates based on the particular selling season.

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

Available Information
The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are made available free of charge on or through the Company's website, www.steinmart.com as soon as practicable after the reports are filed with or furnished to the Securities and Exchange Commission. In addition, the Company's Board of Directors has adopted a Code of Ethics and written charters for its Audit, Compensation and Corporate Governance Committees, copies of which are available on the Company's website or in print to any shareholder who requests them.

ITEM 2.     PROPERTIES
At January 29, 2005, the Company operated stores in the following states and the District of Columbia:

                  State                        Number of Store
                  -----                        ---------------
                  Alabama                             12
                  Arizona                              6
                  Arkansas                             3
                  California                          19
                  Colorado                             2
                  Florida                             40
                  Georgia                             17
                  Illinois                             5
                  Indiana                              8
                  Iowa                                 1
                  Kansas                               2
                  Kentucky                             3
                  Louisiana                           10
                  Michigan                             1
                  Mississippi                          5
                  Missouri                             3
                  Nebraska                             1
                  Nevada                               4
                  New Jersey                           1
                  New York                             2
                  North Carolina                      19
                  Ohio                                10
                  Oklahoma                             5
                  Pennsylvania                         3
                  South Carolina                      12
                  Tennessee                           13
                  Texas                               41
                  Utah                                 1
                  Virginia                            10
                  Washington DC                        1
                  Wisconsin                            1
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

The table below reflects (i) the number of the Company's leases (as of January 29, 2005) that will expire each year if the Company does not exercise any of its renewal options, and (ii) the number of the Company's leases that will expire each year if the Company exercises all of its renewal options (assuming the lease is not otherwise terminated by either party pursuant to any other provision). The table includes the leases for the 261 store locations operated at January 29, 2005 and 11 previously closed store locations for which the Company has subleased or is actively seeking to sublease the property.

                                 Number of Leases         Number of Leases
                                Expiring Each Year       Expiring Each Year
                                  if no Renewals           if all Renewals
                                     Exercised                Exercised
                              ----------------------   ----------------------
        2005                            14                        -
        2006                            27                        1
        2007                            22                        1
        2008                            35                        4
        2009                            35                        6
        2010-2014                      112                       19
        2015-2019                       27                       22
        2020-2046                        -                      219

The Company has made consistent capital commitments to maintain and improve existing store facilities. During 2004, approximately $14.1 million was spent for fixtures, equipment and leasehold improvements in stores opened prior to 2004.

The Company leases approximately 73,000 gross square feet of office space for its corporate headquarters in Jacksonville, Florida. The Company also leases a 92,000 square foot distribution center in Jacksonville for the purpose of processing a limited amount of merchandise purchases (less than 5% of total purchases).

ITEM 3.     LEGAL PROCEEDINGS
The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER OF EQUITY SECURITIES
The following table sets forth the high and low sales prices of the Common Stock for each fiscal quarter in fiscal 2004 and 2003:

                                            HIGH          LOW
                                         ----------   ----------
        Fiscal 2004:
        May 1, 2004                         $14.52       $10.10
        July 31, 2004                        18.59        12.70
        October 30, 2004                     18.96        13.71
        January 29, 2005                     19.75        15.75

        Fiscal 2003:
        May 3, 2003                         $ 5.69       $ 4.22
        August 2, 2003                        6.27         5.35
        November 1, 2003                      7.58         5.00
        January 31, 2004                     10.94         7.07

Stein Mart's common stock trades on The Nasdaq Stock Market(R) under the trading symbol SMRT. On April 6, 2005, there were 1,131 stockholders of record.



ITEM 6.     SELECTED CONSOLIDATED  FINANCIAL  DATA (Dollars in  Thousands Except
            Per  Share  and Per  Square  Foot  Data)
The Company's consolidated financial statements have been restated to classify the results of operations for three stores closed during 2003 and 2004 as discontinued operations for all periods.

Statement of Operations Data:                                   2004           2003           2002         2001 (1)         2000
                                                            ------------   ------------   ------------   ------------   ------------
Net sales                                                    $1,459,607     $1,351,623     $1,397,851     $1,309,429     $1,196,166
Cost of merchandise sold                                      1,070,803      1,013,175      1,053,109        996,211        889,387
                                                            ------------   ------------   ------------   ------------   ------------
Gross profit                                                    388,804        338,448        344,742        313,218        306,779
Selling, general and administrative expenses (2)                341,932        343,354        322,115        297,846        253,207
Other income, net                                                14,277         13,004         13,825         13,938         13,625
                                                            ------------   ------------   ------------   ------------   ------------
Income from operations                                           61,149          8,098         36,452         29,310         67,197
Interest income (expense), net                                      332         (1,688)        (2,604)        (4,000)        (3,309)
                                                            ------------   ------------   ------------   ------------   ------------
Income from continuing operations before income taxes            61,481          6,410         33,848         25,310         63,888
Provision for income taxes                                       23,363          2,436         12,862          9,617         24,277
                                                            ------------   ------------   ------------   ------------   ------------
Income from continuing operations                                38,118          3,974         20,986         15,693         39,611
Loss from discontinued operations, net of tax benefit              (145)        (1,773)          (296)          (339)          (254)
                                                            ------------   ------------   ------------   ------------   ------------
Net income                                                   $   37,973     $    2,201     $   20,690     $   15,354     $   39,357
                                                            ============   ============   ============   ============   ============
Basic income (loss) per share:
Continuing operations                                             $0.90          $0.09          $0.51          $0.38          $0.93
Discontinued operations                                            -             (0.04)         (0.01)         (0.01)         (0.01)
                                                            ------------   ------------   ------------   ------------   ------------
Total                                                             $0.90          $0.05          $0.50          $0.37          $0.92
                                                            ============   ============   ============   ============   ============
Diluted income (loss) per share:
Continuing operations                                             $0.89          $0.09          $0.51          $0.38          $0.92
Discontinued operations                                            -             (0.04)         (0.01)         (0.01)         (0.01)
                                                            ------------   ------------   ------------   ------------   ------------
Total                                                             $0.89          $0.05          $0.50          $0.37          $0.91
                                                            ============   ============   ============   ============   ============
Operating Data:
Stores open at end of period                                        261            261            265            253            226
Sales per store including leased departments (3)             $    6,058     $    5,564     $    5,741     $    5,922     $    6,068
Sales per store excluding leased departments (4)             $    5,642     $    5,179     $    5,373     $    5,520     $    5,643
Sales per square foot including leased departments (3)       $      199     $      181     $      184     $      189     $      192
Sales per square foot excluding leased departments (4)       $      200     $      182     $      187     $      191     $      194
Comparable store net sales increase (decrease) (5)                  9.1%          (4.7%)         (0.8%)         (0.7%)          9.7%

Balance Sheet Data:
Working capital                                              $  211,242     $  186,799     $  146,609     $  179,212     $  120,602
Total assets                                                    474,580        399,101        415,846        417,672        389,989
Long-term debt (6)                                                 -            24,962           -            57,750           -
Total stockholders' equity                                      276,510        227,678        223,307        201,895        194,028

(1) Beginning with fiscal 2001, the Company changed to a 52-53 week year ending on the Saturday closest to January 31; previously, the Company's fiscal year ended on the Saturday closest to December 31. Financial data for the five-week Transition Period ended February 3, 2001 (restated for discontinued operations) is as follows: net sales $83,332, cost of merchandise sold $69,964, gross profit $13,368, selling, general and administrative expenses $22,861, other income net $822, interest expense $186, loss from continuing operations ($5,491), loss from discontinued operations ($123), net loss ($5,614), basic and diluted loss per share/continuing operations $(0.14).
(2) Selling, general and administrative expenses include store closing and asset impairment charges of $4.7 million in 2004, $12.0 million in 2003, $2.5 million in 2002 and $2.9 million in 2001. A $3.4 million credit related to store closings was recorded in 2000.
(3) These sales per store and sales per square foot calculations include sales from leased shoe and fragrance departments. Sales per store is calculated by dividing (a) total sales including leased department sales by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot includes sales and selling space of leased departments and excludes administrative, receiving and storage areas.
(4) These sales per store and sales per square foot calculations exclude sales from leased departments. Sales per store is calculated by dividing (a) total sales, excluding leased department sales by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot excludes sales and selling space of leased departments, administrative, receiving and storage areas.
(5) Comparable store information for a period reflects stores open throughout that period and for the same 52-week period in the prior year.
(6) Notes payable to banks of $41,350 at February 1, 2003 was classified as current.

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

The following should be read in conjunction with the "Selected Consolidated Financial Data" and the notes thereto and the consolidated financial statements and notes thereto of the Company.

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

Stein Mart's accomplishments during 2004 include:
       o Increased total sales by 8.0 percent overall and comparable store sales by 9.1 percent
       o Improved net income to $0.89 per share compared to $0.05 per share in 2003
       o   Improved gross profit as a percentage of sales by 1.6 percent
       o   Improved selling, general and administrative expenses by 2.0 percent
       o Improved sales per store (including leased departments) from $5.6 million to $6.1 million
       o   Opened  seven new locations  during  the year  which  produced  $19.4
           million  in  sales  by   year-end;  relocated   two  stores  to  more
           advantageous locations and closed seven under-performing stores
       o   Reduced average store inventories by 2.2 percent
       o   Reduced inventory shrinkage for a pre-tax benefit of $2.2 million
       o Eliminated borrowings and ended the year with more than $92 million in cash and short-term investments

Outlook
Over the past three years, the Company has reduced inventory levels, re-formatted its stores, closed a number of unprofitable locations, eliminated full-price coupons and created a new marketing campaign. As such, the Company's preliminary outlook for 2005 is as follows:
       o Increase sales at a more modest rate, yet producing substantial profit growth due to better inventory productivity
       o Improve gross margin as a result of fewer markdowns on less inventory as well as a larger percentage of current merchandise
       o Strengthen the store network with a plan to open 15 new stores, including one relocation, and close eight under-performing locations
       o Continue strong cash position with no debt, expected capital expenditures of approximately $25 million and a return to repurchasing shares of Company stock.

Stores
The number of stores open as of January 29, 2005, January 31, 2004 and February 1, 2003 were 261, 261 and 265, respectively.


                                                              2004         2003         2002
                                                           ----------   ----------   ----------
     Stores at beginning of year                                261          265          253
     Stores opened during the year                                7           12           16
     Stores closed during the year                               (7)         (16)          (4)
                                                           ----------   ----------   ----------
     Stores at the end of year                                  261          261          265
                                                           ==========   ==========   ==========

Reclassifications
As   discussed   in   Note  1  to   the   consolidated   financial   statements,
"Reclassifications", certain reclassifications have been made to prior years' financial statements to conform to classifications used in the current year. The accompanying Management's Discussion and Analysis gives effect to those reclassifications.

Results of Operations
The following table sets forth each line item of the Consolidated Statement of Operations expressed as a percentage of the Company's net sales (numbers may not add due to rounding):


                                                              2004         2003         2002
                                                           ----------   ----------   ----------
     Net sales                                                100.0%       100.0%       100.0%
     Cost of merchandise sold                                  73.4         75.0         75.3
                                                           ----------   ----------   ----------
     Gross profit                                              26.6         25.0         24.7
     Selling, general and administrative expenses              23.4         25.4         23.0
     Other income, net                                          1.0          1.0          1.0
                                                           ----------   ----------   ----------
     Income from operations                                     4.2          0.6          2.6
     Interest income                                             -            -            -
     Interest expense                                            -           0.1          0.2
                                                           ----------   ----------   ----------
     Income from continuing operations before income taxes      4.2          0.5          2.4
     Provision for income taxes                                 1.6          0.2          0.9
                                                           ----------   ----------   ----------
     Income from continuing operations                          2.6          0.3          1.5
     Loss from discontinued operations, net of tax benefit       -          (0.1)          -
                                                           ----------   ----------   ----------
     Net income                                                 2.6%         0.2%         1.5%
                                                           ==========   ==========   ==========

Store Closings
During 2004 and 2003, the Company closed 23 under-performing stores (see Notes 3 and 4 to the consolidated financial statements) whose aggregate losses from operations for 2004 and 2003 were $3.8 million and $26.4 million, respectively. Two of the stores closed during 2003 and one store closed during 2004 resulted in the exit from certain markets and, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, are classified as discontinued operations, as cash flows of these stores have been eliminated from ongoing operations.

The Company plans to close eight more stores during 2005 primarily at natural lease exit dates, so lease termination costs in 2005 should not be significant.

Sales and operating losses for the seven stores closed in 2004 and 16 stores closed in 2003 are shown below for the years ended January 29, 2005 and January 31, 2004. Included in the 2003 column are operating results of the 16 stores closed in 2003, in addition to the seven stores closed in 2004.

                                                         2004           2003
                                                     ------------   ------------
     Sales from closed stores:
        Included in continuing operations                $ 7,142       $ 49,814
        Included in discontinued operations                  942         10,009
                                                     ------------   ------------
                                                         $ 8,084       $ 59,823
                                                     ============   ============
     Operating losses from closed stores:
        Included in continuing operations                $(3,602)      $(23,521)
        Included in discontinued operations                 (234)        (2,860)
                                                     ------------   ------------
                                                         $(3,836)      $(26,381)
                                                     ============   ============

Operating losses from closed stores include the following store closing and asset impairment expenses:

     Continuing operations:                              2004           2003
                                                     ------------   ------------
        Lease termination costs                          $ 1,028       $  6,561
        Asset impairment (recovery) charges                 (245)         1,544
        Severance                                            647            723
        Other                                                215          1,058
                                                     ------------   ------------
                                                           1,645          9,886
                                                     ------------   ------------
     Discontinued operations:
        Lease termination costs                               77            172
        Asset impairment charges                            -               228
        Severance                                             77            148
                                                     ------------   ------------
                                                             154            548
                                                     ------------   ------------
     Total                                               $ 1,799       $ 10,434
                                                     ============   ============

Continuing Operations
Year Ended January 29, 2005 Compared to Year Ended January 31, 2004
The 8.0% total sales increase for the year ended January 29, 2005 from the prior year reflects a 9.1% increase in sales from comparable stores, the opening of seven new stores which contributed $19.4 million to net sales, and the closing of seven stores.

Gross profit for the year ended January 29, 2005 was $388.8 million or 26.6 percent of net sales, a 1.6 percentage point increase over gross profit of $338.4 million or 25.0 percent of net sales for the year ended January 31, 2004. The increase was due to a 1.2 percentage point increase in mark-up, a 0.5 percentage point improvement in occupancy leverage as a result of higher per store sales productivity this year compared to last year and a 0.2 percentage point improvement in shrinkage, partially offset by a 0.3 percentage point increase in markdowns. Continued improvements in the loss prevention organization and its system enhancements contributed to the shrinkage improvement. Gross profit also includes a $1.5 million inventory charge to reduce merchandise inventories to the lower of cost or market value in five stores closing in Spring 2005.

Selling,  general and  administrative  ("SG&A")  expenses were $341.9 million or
23.4 percent of net sales for the year ended January 29, 2005, a $1.5 million decrease from SG&A expenses of $343.4 million or 25.4 percent of net sales for 2003. The 2.0 percentage point decrease in SG&A expenses as a percent of sales is primarily due to the leveraging of expenses as a result of the 9.1 percent increase in comparable store sales and a $7.3 million decrease in store closing and asset impairment charges. Included in SG&A expenses for fiscal 2004 and 2003 are store closing and asset impairment charges of $4.7 million and $12.0 million, respectively. Charges were higher in 2003 primarily because ongoing lease obligations were recorded for several of the 14 stores (excluding discontinued operations) closed during 2003 while the six stores (excluding discontinued operations) closed in 2004 had minimal lease termination and severance costs.

Pre-opening expenses for the seven stores opened in 2004 amounted to $1.4 million and for the 12 stores opened in 2003, amounted to $1.8 million.

Income from operations for the year ended January 29, 2005 was $61.1 million compared to $8.1 million for 2003. Approximately $19.9 million of this earnings improvement is the result of reducing the effect of operating losses of stores closed during 2003 and 2004 and the remainder is due to improved operating results of ongoing stores.

Interest expense was $39,000 and $1.7 million for 2004 and 2003, respectively. As a result of increased sales, decreased inventories and ongoing expense control, the Company only had borrowings on its revolving credit agreement during the first quarter of 2004. The Company earned interest income of $371,000 on its cash and short-term investments during 2004. There was no interest income or short-term investments in 2003.

Year Ended January 31, 2004 Compared to Year Ended February 1, 2003
The 3.3% total sales decrease for the year ended January 31, 2004 from the prior year reflects a 4.7% decrease in sales from comparable stores, the opening of 12 new stores which contributed $38.2 million to net sales, and the closing of 16 stores. In recent years, as a marketing vehicle to attract new customers, the Company used various coupons that allowed customers to take a specified percentage discount off of full-priced merchandise. As this practice escalated, it became apparent that these coupons did not support the Company's unique selling proposition. As a result, the Company discontinued these `percentage off full price' coupons in July 2003. While such coupons may continue to be used on a limited basis in new markets and specific circumstances, the widespread distribution of full-price, percentage off coupons has ceased. As anticipated, the discontinuation of these customer traffic incentives hindered 2003 sales growth. However, discounts that had previously been devoted to these coupon incentives were used to clear seasonal goods more efficiently and create additional freshness in the inventory.

Gross profit for the year ended January 31, 2004 was $338.4 million or 25.0 percent of net sales, a 0.3 percentage point increase over gross profit of $344.7 million or 24.7 percent of net sales for the year ended February 1, 2003. Mark-up improved 2.1 percentage points over last year, but was offset by a 1.6 percentage point increase in markdowns and a 0.5 percentage point increase due to lack of occupancy leverage. Markdowns in the stores that were going out of business accounted for almost half of the markdown impact. Gross profit also includes a $1.6 million inventory charge to reduce merchandise inventories to the lower of cost or market value in the six stores planned for closing in Spring 2004. Lastly, gross profit was favorably impacted by a 0.3 percentage point improvement in shrinkage from last year as a result of a restructured loss prevention organization and enhanced systems.

SG&A expenses were $343.4 million or 25.4 percent of net sales for the year ended January 31, 2004, a $21.0 million increase over SG&A expenses of $322.1 million or 23.0 percent of net sales for 2002. Included in SG&A expenses for fiscal 2003 and 2002 are store closing and asset impairment charges of $12.0 million and $2.5 million, respectively. The increase in these charges accounted for approximately one-third of the 2.4 percentage point increase in SG&A expenses as a percent of sales. SG&A expenses increased 0.5 percent of net sales due to an increase in expenses related to the new advertising campaign and the remaining increase is due to a lack of leverage resulting from the 4.7% decrease in comparable store sales for fiscal year 2003.

Pre-opening expenses for the 12 stores opened in 2003 amounted to $1.8 million and for the 16 stores opened in 2002, amounted to $3.1 million.

Income from operations was $8.1 million or 0.6 percent of net sales for 2003 and $36.5 million or 2.6 percent of net sales for 2002. The decrease in income from continuing operations is due to the overall reduction in net sales, as well as increased operating losses from the stores closed in 2003 and 2002 and other changes discussed above.

Other income, primarily from in-store leased shoe departments, was $13.0 million in 2003, a slight decrease from the $13.8 million in 2002, but remained at 1.0% of sales. An improvement in the shoe business was offset by the elimination of fragrance as a leased department in May 2003.

Interest expense for 2003 was $1.7 million, compared to $2.6 million in 2002. The decrease resulted from lower average borrowings at lower interest rates this year compared to last year.

Liquidity and Capital Resources
The Company's primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company's working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of January 29, 2005, the Company had $20.2 million in cash and cash equivalents and $72.5 million in short-term investments.

Net cash provided by operating activities was $116.0 million in 2004 and $30.4 million in 2003. The increase in 2004 is primarily attributable to an increase in net income including non-cash items, increases in accounts payable, accrued liabilities and income taxes payable, and a decrease in inventories. Accounts payable increased while total inventories decreased from the prior year-end reflecting more current purchases and improved turnover of inventories. On an average store basis, inventories were reduced 2.2% from the prior year due to increased sales resulting from the Company's continued focus on marketing, sales promotion and clearance strategies.

Cash used in investing activities was $91.5 million in 2004 and $13.9 million in 2003. The additional cash provided by operations enabled the Company to invest in short-term investments during 2004. Capital expenditures, primarily for the acquisition of store fixtures, equipment and leasehold improvements and information system enhancements, were $19.1 million and $13.9 million for 2004 and 2003, respectively. Capital expenditures were higher in 2004 compared to 2003 due to enhancements to the point of sale and merchandising systems and remodeling costs for several existing stores.

Cash used in financing activities was $16.2 million in 2004 and $14.4 million in 2003. The Company eliminated borrowings under its revolving credit agreement during the first quarter 2004. During 2003, cash was used to repurchase 50,000 shares of the Company's common stock for $0.2 million. As of January 29, 2005, there are 1,994,200 shares which can be repurchased pursuant to the Board of Directors current authorizations.

The Company plans to open 15 new stores in 2005. The cost of opening a typical new store generally ranges from $500,000 to $700,000 for fixtures, equipment, leasehold improvements and pre-opening costs (primarily advertising, stocking and training). Pre-opening costs are expensed at the time of opening. Initial inventory investment for a new store is approximately $1.0 million. The Company's total capital expenditures for 2005 (including amounts budgeted for new store expansion, improvements to existing stores and information system enhancements) are anticipated to be approximately $25 million.

The Company has a revolving credit agreement with a group of lenders, with an initial term ending July 2006. The agreement, which was completed in July 2003, provides a $150 million senior revolving credit facility. Borrowings are based on and secured by eligible inventory and certain other assets. At January 29, 2005 there were no direct borrowings under the credit facility and no Event of Default existed under the terms of the Agreement. At January 31, 2004, outstanding borrowings were $25.0 million.

The interest rates on borrowings under the Agreement range from Prime to Prime plus .25% per annum for Prime Rate Loans and LIBOR plus 1.50% to LIBOR plus 2.25% per annum for Eurodollar Rate Loans and are established quarterly, based on excess availability as defined in the Agreement. An unused line fee of .25% to .375% per annum (.375% as of January 29, 2005) is charged on the unused portion of the revolving credit facility, based on excess availability.

The Company believes that expected net cash provided by operating activities and unused borrowing capacity under the revolving credit agreement will be sufficient to fund anticipated current and long-term capital expenditures and working capital requirements. Should current operating conditions deteriorate, management can borrow on the revolving credit agreement or adjust operating plans, including new store rollout.

Contractual Obligations
To facilitate an understanding of the Company's contractual obligations, the following payments due by period data is provided:


                                              Less than        1 - 2          3 - 5         After 5
                                 Total         1 Year          Years          Years          Years
                             ------------   ------------   ------------   ------------   ------------
Operating leases                $386,510        $64,108        $59,715       $143,612       $119,075
                             ============   ============   ============   ============   ============

At January 29, 2005, the Company had no direct borrowings on its credit facility. Other long-term liabilities on the balance sheet include deferred income taxes, deferred compensation and other long-term liabilities that do not have specific due dates, so are excluded from the preceding table. Other long-term liabilities also include long-term store closing reserves, a component of which is future minimum payments under non-cancelable leases for closed stores. These future minimum lease payments total $17.1 million and are included in the above table.

Off-Balance Sheet Arrangements
The Company has outstanding standby letters of credit totaling $5.3 million securing certain insurance programs at January 29, 2005. If certain conditions occurred under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements that could affect the financial condition of the Company.

Seasonality
The Company's business is seasonal in nature with a higher percentage of the Company's merchandise sales and earnings generated in the fall and holiday selling seasons. Accordingly, selling, general and administrative expenses are typically higher as a percent of net sales during the first three quarters of each year.

Critical Accounting Policies
The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While the Company believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the financial statements, the Company cannot guarantee that its estimates and assumptions will be accurate, which could require the Company to make adjustments to these estimates in future periods. Following is a summary of the more significant accounting policies:

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

Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors used in the review include management's plans for future operations, recent operating results and projected cash flows. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment charge is the excess of the carrying value of the assets over its fair value. Fair value is based on estimated market values for similar assets.

Store Closing Costs
The Company follows SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," to record store closing costs. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.

Insurance Reserve Estimates
The Company uses a combination of insurance and self-insurance for various risks including workers' compensation, general liability and associate-related health care benefits, a portion of which is paid by the covered employees. The Company is responsible for paying the claims that are less than the insured limits. The reserves recorded for these claims are estimated actuarially, based on claims filed and claims incurred but not reported. These reserve estimates are adjusted based upon actual claims filed and settled. The estimated accruals for these reserves could be significantly affected if future claims differ from historical trends and other actuarial assumptions.

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

Operating Leases
The Company leases retail stores under operating leases. Certain lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. The Company recognizes rent expense on a straight-line basis over the expected lease term and records the difference between the amounts charged to expense and the rent paid as a deferred rent liability.

The landlord/lessor constructs the building leasehold improvements for the majority of the Company's stores. For other store operating leases which require the Company/lessee to construct the building leasehold improvements, these assets are considered to be landlord assets and the Company records the cost of these leasehold improvements in excess of any landlord construction allowance received as prepaid rent which is amortized to rent expense over the lease term.

For a complete listing of our significant accounting policies, see Note 1 to the consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to interest rate risk primarily through borrowings under its revolving credit facility. The facility permits debt commitments up to $150.0 million, has a July 2006 maturity date and bears interest at spreads over the prime rate and LIBOR. The Company eliminated borrowings under its credit facility during the first quarter of 2004 and, at January 29, 2005, had no direct borrowings on its credit facility. The average outstanding borrowings during fiscal 2003 and 2002 were $50.0 million and $66.0 million at weighted-average interest rates of 3.4% and 3.9%. Management believes that its exposure to market risk associated with its borrowings is not material.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the Company and the Report of Independent Registered Certified Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures and Changes in Internal Control The Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in periodic reports filed with the Securities Exchange Commission was recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commissions rules and forms.

There were no significant changes in the Company's internal control over financial reporting during the last fiscal quarter that has materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 29, 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of January 29, 2005.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of January 29, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included on page F-1 herein.

ITEM 9B.    OTHER INFORMATION
The Company did not file a report on Form 8-K during the quarter ended January 29, 2005.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item appears under the captions "Section 16(a) Beneficial Ownership Reporting Compliance", "Election of Directors" and
"Executive Officers" in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders and is incorporated by reference.

The Company has adopted a code of ethics applicable to all of the Company's officers, directors and employees, including the Company's principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics may be found on our web site at www.steinmart.com. The Company intends to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item appears under the caption "Executive Compensation" and "Certain Transactions; Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item appears under the caption "Voting Securities" in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item appears under the caption "Certain Transactions; Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item appears under the caption "Independent Certified Public Accountants" in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders and is incorporated by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K 15(a)(1) Consolidated Financial Statements
The documents listed below are filed as part of this Form 10-K:

                                                                      Page in
                                                                     Form 10-K
                                                                     ---------
Report of Independent Registered Certified Public Accounting Firm       F-1
Consolidated Balance Sheets                                             F-3
Consolidated Statements of Operations                                   F-4
Consolidated Statements of Stockholders' Equity                         F-5
Consolidated Statements of Cash Flows                                   F-6
Notes to Consolidated Financial Statements                              F-7

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


                                          STEIN MART, INC.

Date:     April 13, 2005           By:    /s/ Michael D. Fisher
                                          --------------------------------------
                                          Michael D. Fisher, President and Chief
                                            Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of April, 2005.



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
Alvin R. Carpenter                        J. Wayne Weaver
Director                                  Director


                                         /s/ James H. Winston
                                          --------------------------------------
                                          James H. Winston
                                          Director

        Report of Independent Registered Certified Public Accounting Firm


To the Board of Directors
and Stockholders of Stein Mart, Inc.


We have completed an integrated audit of Stein Mart, Inc.'s January 29, 2005 consolidated financial statements and of its internal control over financial reporting as of January 29, 2005 and audits of its January 31, 2004 and February 1, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Stein Mart, Inc. and its subsidiary at January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Controls over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 29, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.



/s/ PricewaterhouseCoopers LLP
------------------------------
Jacksonville, Florida
April 8, 2005



                                Stein Mart, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                 January 29,      January 31,
                                                                    2005             2004
                                                               --------------   --------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 20,250         $ 11,965
Short-term investments                                               72,475             -
Trade and other receivables                                           5,852            4,227
Inventories                                                         277,164          283,379
Prepaid expenses and other current assets                            13,010           13,528
                                                               --------------   --------------
     Total current assets                                           388,751          313,099
Property and equipment, net                                          71,048           70,811
Other assets                                                         14,781           15,191
                                                               --------------   --------------
     Total assets                                                  $474,580         $399,101
                                                               ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                   $ 99,163         $ 65,118
Accrued liabilities                                                  73,257           61,182
Income taxes payable                                                  5,089             -
                                                               --------------   --------------
     Total current liabilities                                      177,509          126,300
Notes payable to banks                                                 -              24,962
Other liabilities                                                    20,561           20,161
                                                               --------------   --------------
     Total liabilities                                              198,070          171,423

COMMITMENTS AND CONTINGENCIES (Note 8)
Stockholders' equity:
Preferred stock - $.01 par value; 1,000,000 shares
 authorized;  no shares issued or outstanding
Common stock - $.01 par value;  100,000,000  shares
 authorized;  42,880,031 and 41,993,529 shares issued
 and outstanding, respectively                                          429              420
Paid-in capital                                                      14,340            3,196
Unearned compensation                                                  (603)            (309)
Retained earnings                                                   262,344          224,371
                                                               --------------   --------------
     Total stockholders' equity                                     276,510          227,678
                                                               --------------   --------------
     Total liabilities and stockholders' equity                    $474,580         $399,101
                                                               ==============   ==============

 The accompanying notes are an integral part of these consolidated financial statements.


                                Stein Mart, Inc.
                      Consolidated Statements of Operations
                     (In thousands except per share amounts)


                                                                            For The 52 Weeks Ended
                                                               ------------------------------------------------
                                                                 January 29,     January 31,       February 1,
                                                                    2005            2004              2003
                                                               --------------   --------------   --------------
Net sales                                                        $1,459,607       $1,351,623       $1,397,851

Cost of merchandise sold                                          1,070,803        1,013,175        1,053,109
                                                               --------------   --------------   --------------
Gross profit                                                        388,804          338,448          344,742

Selling, general and administrative expenses                        341,932          343,354          322,115

Other income, net                                                    14,277           13,004           13,825
                                                               --------------   --------------   --------------
Income from operations                                               61,149            8,098           36,452

Interest income                                                         371             -                -

Interest expense                                                         39            1,688            2,604
                                                               --------------   --------------   --------------
Income from continuing operations before income taxes                61,481            6,410           33,848

Provision for income taxes                                           23,363            2,436           12,862
                                                               --------------   --------------   --------------
Income from continuing operations                                    38,118            3,974           20,986

Loss from discontinued operations, net of tax benefit                  (145)          (1,773)            (296)
                                                               --------------   --------------   --------------
Net income                                                       $   37,973       $    2,201       $   20,690
                                                               ==============   ==============   ==============

Basic income (loss) per share:
Continuing operations                                                 $0.90            $0.09            $0.51
Discontinued operations                                                -               (0.04)           (0.01)
                                                               --------------   --------------   --------------
Total                                                                 $0.90            $0.05            $0.50
                                                               ==============   ==============   ==============

Diluted income (loss) per share:
Continuing operations                                                 $0.89            $0.09            $0.51
Discontinued operations                                                -               (0.04)           (0.01)
                                                               --------------   --------------   --------------
Total                                                                 $0.89            $0.05            $0.50
                                                               ==============   ==============   ==============

Weighted-average shares outstanding - Basic                          42,268           41,649           41,575
                                                               ==============   ==============   ==============
Weighted-average shares outstanding - Diluted                        42,786           41,701           41,764
                                                               ==============   ==============   ==============

 The accompanying notes are an integral part of these consolidated financial statements.


                                Stein Mart, Inc.
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                                                                                                      Total
                                                  Common           Paid-in         Unearned         Retained       Stockholders'
                                                   Stock           Capital       Compensation       Earnings          Equity
                                              --------------   --------------   --------------   --------------   --------------
Balance at February 2, 2002                           $415          $  -               $-            $201,480         $201,895

Net income                                                                                             20,690           20,690
Common shares issued under
  stock option plan and related
  income tax benefits                                    2            1,193                                              1,195
Common shares issued under
  employee stock purchase plan                           1            1,027                                              1,028
Reacquired shares                                       (2)          (1,499)                                            (1,501)
                                              --------------   --------------   --------------   --------------   --------------

Balance at February 1, 2003                            416              721             -             222,170          223,307

Net income                                                                                              2,201            2,201
Common shares issued under
  stock option plan and related
  income tax benefits                                    2            1,433                                              1,435
Common shares issued under
  employee stock purchase plan                           2              908                                                910
Reacquired shares                                                      (212)                                              (212)
Restricted stock compensation                                           346             (309)                               37
                                              --------------   --------------   --------------   --------------   --------------

Balance at January 31, 2004                            420            3,196             (309)         224,371          227,678

Net income                                                                                             37,973           37,973
Common shares issued under
  stock option plan and related
  income tax benefits                                    8            9,785                                              9,793
Common shares issued under
  employee stock purchase plan                           1              951                                                952
Restricted stock compensation                                           408             (294)                              114
                                              --------------   --------------   --------------   --------------   --------------

Balance at January 29, 2005                           $429          $14,340            $(603)        $262,344         $276,510
                                              ==============   ==============   ==============   ==============   ==============

 The accompanying notes are an integral part of these consolidated financial statements.


                                Stein Mart, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                            For The 52 Weeks Ended
                                                               ------------------------------------------------
                                                                 January 29,      January 31,      February 1,
                                                                    2005             2004             2003
                                                               --------------   --------------   --------------
Cash flows from operating activities:
  Net income                                                        $37,973          $ 2,201          $20,690
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                  18,018           19,543           18,770
      Impairment of property and other assets                         2,103            3,881            2,709
      Store closing charges                                           1,382            5,883              113
      Deferred income taxes                                              57           (1,734)           9,193
      Restricted stock compensation                                     114               37             -
      Tax benefit from exercise of stock options                      1,938              164              385
      Changes in assets and liabilities:
         Trade and other receivables                                 (1,625)             692              282
         Inventories                                                  6,215           13,851           (1,072)
         Prepaid expenses and other current assets                      603           (2,408)             761
         Other assets                                                  (109)          (2,483)          (2,328)
         Accounts payable                                            34,045          (11,179)         (23,203)
         Accrued liabilities                                         12,145            4,499            7,601
         Income taxes payable                                         5,089           (5,353)           1,282
         Other liabilities                                           (1,967)           2,784           (1,230)
                                                               --------------   --------------   --------------
  Net cash provided by operating activities                         115,981           30,378           33,953
                                                               --------------   --------------   --------------

Cash flows from investing activities:
  Capital expenditures                                              (19,066)         (13,853)         (18,307)
  Purchases of short-term investments                              (912,525)            -                -
  Sales of short-term investments                                   840,050             -                -
                                                               --------------   --------------   --------------
  Net cash used in investing activities                             (91,541)         (13,853)         (18,307)
                                                               --------------   --------------   --------------
Cash flows from financing activities:
  Net payments under notes payable to banks                         (24,962)         (16,388)         (16,400)
  Proceeds from exercise of stock options                             7,855            1,271              810
  Proceeds from employee stock purchase plan                            952              910            1,028
  Purchase of common stock                                             -                (212)          (1,501)
                                                               --------------   --------------   --------------
  Net cash used in financing activities                             (16,155)         (14,419)         (16,063)
                                                               --------------   --------------   --------------
Net increase (decrease) in cash and cash equivalents                  8,285            2,106             (417)
Cash and cash equivalents at beginning of year                       11,965            9,859           10,276
                                                               --------------   --------------   --------------
Cash and cash equivalents at end of year                            $20,250          $11,965          $ 9,859
                                                               ==============   ==============   ==============
Supplemental disclosures of cash flow information:
  Interest paid                                                     $    63          $ 1,702          $ 2,567
  Income taxes paid                                                  17,154            7,723            2,392

 The accompanying notes are an integral part of these consolidated financial statements.

                                STEIN MART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 29, 2005
           (Dollars in tables in thousands except per share amounts)

1. Summary of Significant Accounting Policies and Other Information
As of January 29, 2005 the Company operated a chain of 261 off-price retail stores in 30 states and the District of Columbia that feature women's, men's and young children's apparel, as well as accessories, gifts, linens and shoes.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company accounts have been eliminated in consolidation.

Fiscal Year End
The Company's fiscal year ends on the Saturday closest to January 31. Results for 2004, 2003 and 2002 are for the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

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

Cash Equivalents
Cash equivalents include money market funds and are stated at cost, which approximates fair value.

Short-Term Investments
Short-term investments include investment grade variable-rate debt obligations and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every 7-35 days. Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. As a result of the resetting variable rates, there are no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments is recorded as interest income.

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

Impairment of Long-Lived Assets
The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires impairment losses to be recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment is the excess of the

                                STEIN MART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying value of the asset over its fair value. Fair value is based on estimated market values of similar assets. Impairment reviews are performed for individual stores. Factors used in the review include management's plans for future operations, recent operating results and projected cash flows.

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

Store Pre-Opening Costs
Costs incurred prior to the date that new stores open are expensed as incurred.

Comprehensive Income
Net income for all years presented is the same as comprehensive income.

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

Operating Leases
The Company leases retail stores under operating leases. Certain lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. The Company recognizes rent expense on a straight-line basis over the expected lease term and records the difference between the amounts charged to expense and the rent paid as a deferred rent liability.

The landlord/lessor constructs the building leasehold improvements for the majority of the Company's stores. For other store operating leases which require the Company/lessee to construct the building leasehold improvements, these assets are considered to be landlord assets and the Company records the cost of these leasehold improvements in excess of any landlord construction allowance received as prepaid rent which is amortized to rent expense over the lease term.

Advertising Expense
Advertising costs are expensed as incurred. Advertising expenses of $52.2 million, $57.2 million and $51.5 million are reflected in selling, general and administrative expenses in the Consolidated Statements of Operations for 2004, 2003 and 2002, respectively.

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

                                STEIN MART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                                 2004       2003       2002
                                               --------   --------   --------
   Weighted-average number of common shares     42,268     41,649     41,575
   Stock options                                   518         52        189
                                               --------   --------   --------
   Weighted-average number of common
     shares plus common stock equivalents       42,786     41,701     41,764
                                               ========   ========   ========

Statements of Operations Classifications
Cost of merchandise sold includes merchandise costs, net of vendor discounts and allowances; freight; inventory shrinkage; store occupancy costs (including rent, common area maintenance, real estate taxes, utilities and maintenance); payroll, benefits and travel costs directly associated with buying inventory; and costs of operating the distribution warehouse.

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

Stock-Based Compensation
The Company currently follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Restricted stock awards issued by the Company are accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". The employee compensation cost is included in net income, as reported, throughout the vesting period. Had compensation cost of the Company's stock-based plans been determined consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been changed to the following pro forma amounts (in thousands except per share amounts):


                                                                    2004             2003             2002
                                                               --------------   --------------   --------------
   Net income - as reported                                         $37,973           $2,201          $20,690

   Add:  Restricted stock-based employee
   compensation expense included in reported
   net income, net of related tax effects                                71               23             -

   Deduct:  Total stock-based employee
   compensation expense determined under the
   fair value based method for all awards, net of
   related tax effects                                               (1,055)          (1,209)          (1,741)
                                                               --------------   --------------   --------------

   Net income - pro forma                                           $36,989           $1,015          $18,949
                                                               ==============   ==============   ==============

   Basic earnings per share - as reported                             $0.90            $0.05            $0.50
   Diluted earnings per share - as reported                           $0.89            $0.05            $0.50
   Basic earnings per share - pro forma                               $0.88            $0.02            $0.46
   Diluted earnings per share - pro forma                             $0.86            $0.02            $0.45

                                STEIN MART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income for future years, because options vest over several years and additional awards are made each year. In determining the pro forma compensation cost, the weighted-average fair value of options granted during fiscal 2004, 2003 and 2002 was estimated to be $8, $3 and $5, respectively, using the Black-Scholes options pricing model. The following weighted-average assumptions were used for grants made during 2004, 2003 and 2002: dividend yield of 0.0%, expected volatility of 51.4%, 51.8% and 51.9%, respectively, risk-free interest rate of 3.5%, 3.0% and 3.8%, respectively and expected lives of 5.0 years.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which revises SFAS No. 123 and supersedes APB Opinion No. 25. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R will be effective for the Company's financial statements issued for periods beginning after June 15, 2005. The Company is evaluating the requirements of SFAS No. 123R and has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, nor has the Company determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

2. Discontinued Operations
Two of the stores closed during 2003 and one store closed during 2004 resulted in the exit from certain markets. SFAS No. 144 requires closed stores to be classified as discontinued operations when the operations and cash flows of the stores have been eliminated from ongoing operations. To determine if cash flows have been eliminated from ongoing operations, management evaluated a number of factors, including: proximity to a remaining store, physical location within a metropolitan or non-metropolitan area and transferability of sales between open and closed locations. Based on these criteria, management determined that these three closed stores should be accounted for as discontinued operations. The prior years' operating activities for these stores have also been reclassified to "Loss from discontinued operations" in the accompanying Consolidated Statements of Operations.

Discontinued operations generated sales of $0.9 million, $10.0 million and $10.8 million, in 2004, 2003 and 2002, respectively. Loss from discontinued operations includes the following components:


                                                                    2004             2003             2002
                                                               --------------   --------------   --------------
   Loss from operations                                               $(234)         $(2,860)           $(477)
   Income tax benefit                                                    89            1,087              181
                                                               --------------   --------------   --------------
   Loss from discontinued operations, net of tax benefit              $(145)         $(1,773)           $(296)
                                                               ==============   ==============   ==============

See Notes 3 and 4 for a description of store closing costs and asset impairment charges included in loss from discontinued operations for 2003 and 2004.

3. Store Closing Charges
The Company plans to close eight stores during 2005. A $1.5 million inventory charge was recorded in 2004 to reduce merchandise inventories in five of these stores closing in Spring 2005 to their estimated realizable value. Lease termination fees of $1.0 million were also paid and expensed during 2004 related to 2005 store closings. The estimated remaining charges that will be recorded in 2005 are approximately $1.2 million for lease termination costs and severance charges.

The Company closed seven stores during 2004, incurring pre-tax charges of $1.1 million for lease termination costs and $0.7 million for severance costs. The Company closed 16 under-performing stores during 2003 incurring pre-tax charges of $6.7 million for lease termination costs and $0.9 million for severance costs. During 2004, the Company recorded a $0.9 million pre-tax charge to adjust estimated sublease income for four locations closed in 2003 and an early lease termination for one other location. Lease termination costs are net of estimated sublease income that could reasonably be

                                STEIN MART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obtained for the properties. In the event the Company is not successful in subleasing closed store locations when management expects, additional reserves for store closing costs may be recorded. Store closing charges are included in selling, general and administrative expenses in the Consolidated Statements of Operations, except for $154,000 in 2004 and $320,000 in 2003 which are included in loss from discontinued operations, net of tax benefits.

The following tables show the activity in the store closing reserve:


                                                 Jan. 31,                                           Jan. 29,
                                                   2004            Charges         Payments           2005
                                              --------------   --------------   --------------   --------------
   Continuing operations:
     Lease termination costs                        $8,780           $1,991           $3,873           $6,898
     Severance                                         131              647              647              131
     Other                                             105             -                 105             -
                                              --------------   --------------   --------------   --------------
                                                     9,016            2,638            4,625            7,029
                                              --------------   --------------   --------------   --------------
   Discontinued operations:
     Lease termination costs                           159               77              236             -
     Severance                                          19               77               96             -
                                              --------------   --------------   --------------   --------------
                                                       178              154              332             -
                                              --------------   --------------   --------------   --------------
   Total store closing reserve                      $9,194           $2,792           $4,957           $7,029
                                              ==============   ==============   ==============   ==============

                                                  Feb. 1,                                           Jan. 31,
                                                   2003            Charges         Payments           2004
                                              --------------   --------------   --------------   --------------
   Continuing operations:
     Lease termination costs                        $4,982           $6,561           $2,763           $8,780
     Severance                                        -                 723              592              131
     Other                                            -                 105             -                 105
                                              --------------   --------------   --------------   --------------
                                                     4,982            7,389            3,355            9,016
                                              --------------   --------------   --------------   --------------
   Discontinued operations:
     Lease termination costs                          -                 172               13              159
     Severance                                        -                 148              129               19
                                              --------------   --------------   --------------   --------------
                                                      -                 320              142              178
                                              --------------   --------------   --------------   --------------
   Total store closing reserve                      $4,982           $7,709           $3,497           $9,194
                                              ==============   ==============   ==============   ==============

                                                  Feb. 2,                                            Feb. 1,
   Continuing operations                           2002            Charges         Payments           2003
                                              --------------   --------------   --------------   --------------
     Lease termination costs                        $5,680           $  113           $  811           $4,982
                                              ==============   ==============   ==============   ==============

The store closing reserve at January 29, 2005, January 31, 2004 and February 1, 2003 includes a current portion (in accrued liabilities) of $3.0 million, $2.8 million and $1.5 million, respectively, and a long-term portion (in other liabilities) of $4.0 million, $6.4 million and $3.5 million, respectively.

                                STEIN MART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the components of loss from operations for stores closed during 2004, 2003 and 2002. The 2004 table presents the losses from the seven stores that closed during 2004; the 2003 table presents the losses from the seven stores closed during 2004 and the 16 stores that closed in 2003; and the 2002 table presents the sum of the losses from the seven stores closed during 2004, the 16 stores closed in 2003 and the four stores closed in 2002.


                                               Operating Results Of Closed Stores Included In:
                                              ------------------------------------------------
                                                Continuing      Discontinued     Total Closed
Year ended January 29, 2005:                    Operations       Operations         Stores
----------------------------                  --------------   --------------   --------------
Sales                                              $ 7,142            $ 942          $ 8,084
Cost of sales                                        7,174              752            7,926
                                              --------------   --------------   --------------
Gross margin                                           (32)             190              158
Selling, general and administrative expenses         3,615              424            4,039
Other income, net                                       45               -                45
                                              --------------   --------------   --------------
Loss from operations                               $(3,602)           $(234)         $(3,836)
                                              ==============   ==============   ==============
# of stores closed in 2004                               6                1                7
                                              ==============   ==============   ==============

                                                Continuing      Discontinued     Total Closed
Year ended January 31, 2004:                    Operations       Operations         Stores
----------------------------                  --------------   --------------   --------------
Sales                                             $ 49,814          $10,009         $ 59,823
Cost of sales                                       50,380            9,611           59,991
                                              --------------   --------------   --------------
Gross margin                                          (566)             398             (168)
Selling, general and administrative expenses        23,401            3,327           26,728
Other income, net                                      446               69              515
                                              --------------   --------------   --------------
Loss from operations                              $(23,521)         $(2,860)        $(26,381)
                                              ==============   ==============   ==============
# of stores closed in 2004 and 2003                     20                3               23
                                              ==============   ==============   ==============

                                                Continuing      Discontinued     Total Closed
Year ended February 1, 2003:                    Operations       Operations         Stores
----------------------------                  --------------   --------------   --------------
Sales                                              $77,925          $10,797         $ 88,722
Cost of sales                                       65,137            8,356           73,493
                                              --------------   --------------   --------------
Gross margin                                        12,788            2,441           15,229
Selling, general and administrative expenses        23,836            3,046           26,882
Other income, net                                    1,060              128            1,188
                                              --------------   --------------   --------------
Loss from operations                               $(9,988)         $  (477)        $(10,465)
                                              ==============   ==============   ==============
# of stores closed in 2004, 2003 and 2002               24                3               27
                                              ==============   ==============   ==============

4. Impairment of Long-lived Assets
During 2004, the Company recorded a net $1.8 million pre-tax asset impairment charge to reduce the carrying value of furniture, fixtures, equipment and leasehold improvements held for use in stores closing during 2005 and certain other under-performing stores to their respective estimated fair value. This charge is included in selling, general and administrative expenses in the Consolidated Statements of Operations for the year ended January 29, 2005.

During 2003, the Company recorded pre-tax asset impairment charges of $1.3 million to reduce the carrying value of furniture, fixtures, equipment and leasehold improvements held for use in stores closed in 2004 and $2.6 million related to stores closed in 2003 and other under-performing stores. These charges are included in selling, general and administrative expenses in the Consolidated Statements of Operations for the year ended January 31, 2004, except for $228,000 which is included in loss from discontinued operations, net of tax benefit.

                                STEIN MART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Property and Equipment, Net
Property and equipment and the related accumulated depreciation and amortization are as follows:


                                                                  Jan. 29,         Jan. 31,
                                                                    2005             2004
                                                               --------------   --------------
     Furniture, fixtures and equipment                             $157,550         $151,100
     Leasehold improvements                                          42,187           36,721
                                                               --------------   --------------
                                                                    199,737          187,821
     Accumulated depreciation and amortization                      128,689          117,010
                                                               --------------   --------------
                                                                   $ 71,048         $ 70,811
                                                               ==============   ==============

6. Accrued Liabilities
The major components of accrued liabilities are as follows:


                                                                  Jan. 29,         Jan. 31,
                                                                    2005             2004
                                                               --------------   --------------
     Compensation and employee benefits                             $22,892          $14,389
     Unredeemed gift and returns cards                               17,538           14,434
     Property taxes                                                  11,458           10,668
     Payroll and other taxes                                          7,477            6,312
     Store closing reserve                                            3,041            2,827
     Other                                                           10,851           12,552
                                                               --------------   --------------
                                                                    $73,257          $61,182
                                                               ==============   ==============

7. Notes Payable to Banks
The Company has a three-year $150 million senior revolving credit agreement (the "Agreement") with a group of lenders, with an initial term ending July 2006. Under the terms of the Agreement, the Company has the option to increase the facility by an additional $25 million and to extend the terms for an additional year. At January 29, 2005, there were no direct borrowings and no Event of Default existed under the terms of the Agreement.

Borrowings under the Agreement are based on and secured by eligible inventory and certain other assets. The Company routinely issues commercial and standby letters of credit for purposes of securing foreign sourced merchandise and certain insurance programs. Outstanding letters of credit reduce availability under the credit agreement. The Company had outstanding commercial and stand-by letters of credit of $0.5 million and $5.3 million, respectively, at January 29, 2005.

The interest rates on borrowings under the Agreement range from Prime to Prime plus .25% per annum for Prime Rate Loans and LIBOR plus 1.50% to LIBOR plus 2.25% per annum for Eurodollar Rate Loans and are established quarterly, based on excess availability as defined in the Agreement. An unused line fee of .25% to .375% per annum (.375% as of January 29, 2005) is charged on the unused portion of the revolving credit facility, based on excess availability.

All borrowings bear interest at variable rates that approximate current market rates and therefore the carrying value of these borrowings approximates fair value.

                                STEIN MART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Leased Facilities and Commitments
The Company leases all of its retail and support facilities. Annual store rent is generally comprised of a fixed minimum amount plus a contingent amount based on a percentage of sales exceeding a stipulated amount. Most leases also require additional payments covering real estate taxes, common area costs and insurance.

Rent expense is as follows:


                                                                    2004             2003             2002
                                                               --------------   --------------   --------------
     Minimum rentals                                                $64,010          $64,195          $62,151
     Contingent rentals                                                 531              441              678
                                                               --------------   --------------    -------------
                                                                    $64,541          $64,636          $62,829
                                                               ==============   ==============    =============

At January 29, 2005, for the majority of its retail and corporate facilities, the Company was committed under non-cancelable leases with remaining terms of up to 15 years. Future minimum payments under non-cancelable leases are:

     2005                                                          $ 64,108
     2006                                                            59,715
     2007                                                            54,748
     2008                                                            48,904
     2009                                                            39,960
     Thereafter                                                     119,075
                                                               -------------
                                                                   $386,510
                                                               =============

The Company subleases the space for shoe departments in all of its stores. The Company owns and operates the fragrance department, but subleased that department through March 2003. Sales from leased departments are excluded from sales of the Company. Sublease rental income of $12.8 million, $12.1 million and $12.4 million is included in other income, net in the Consolidated Statements of Operations for 2004, 2003 and 2002, respectively.

9. Income Taxes
The income tax provision is as follows:


                                                                    2004             2003             2002
                                                               --------------   --------------   --------------
     Current:
             Federal                                                $21,466           $3,841          $ 3,379
             State                                                    1,840              329              290
                                                               --------------   --------------   --------------
             Total                                                   23,306            4,170            3,669
                                                               --------------   --------------   --------------
     Deferred:
             Federal                                                     52           (1,597)           8,467
             State                                                        5             (137)             726
                                                               --------------   --------------   --------------
             Total                                                       57           (1,734)           9,193
                                                               --------------   --------------   --------------
     Income tax provision                                           $23,363           $2,436          $12,862
                                                               ==============   ==============   ==============

The income tax provision excludes the income tax benefit related to losses from discontinued operations in the amount of $0.1 million in 2004, $1.1 million in 2003 and $0.2 million in 2002 (see Note 2).

                                STEIN MART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes at the federal statutory rate of 35 percent differ from amounts provided as follows:

                                                                    2004             2003             2002
                                                               --------------   --------------   --------------
     Federal tax at the statutory rate                              $21,519           $2,244          $11,847
     State income taxes, net of federal benefit                       1,438              329              536
     Other, net                                                         406             (137)             479
                                                               --------------   --------------   --------------
     Total income tax provision                                     $23,363           $2,436          $12,862
                                                               ==============   ==============   ==============
     Effective tax rate                                              38.0%            38.0%            38.0%
                                                               ==============   ==============   ==============

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

                                                                  Jan. 29,         Jan. 31,
                                                                    2005             2004
                                                               --------------   --------------
     Deferred tax assets:
        Store closing reserves                                      $ 2,671          $ 3,437
        Accrued liabilities                                           6,141            3,752
        NOL carryforward                                               -                 684
        Other                                                            57               14
                                                               --------------   --------------
                                                                      8,869            7,887
                                                               --------------   --------------
     Deferred tax liabilities:
        Property and equipment                                       12,384           10,812
        Inventory                                                     3,165            2,971
        Prepaid items                                                 1,762            2,137
        Other assets                                                  1,508            1,860
                                                               --------------   --------------
                                                                     18,819           17,780
                                                               --------------   --------------
     Net deferred tax liability                                     $(9,950)         $(9,893)
                                                               ==============   ==============

Deferred tax assets and liabilities are reflected on the Company's Consolidated Balance Sheets as follows:

                                                                  Jan. 29,         Jan. 31,
                                                                    2005             2004
                                                               --------------   --------------
     Current deferred tax assets (included in
        prepaid expenses and other current assets)                $      85          $  -
     Current deferred tax liabilities (included in
        accrued liabilities)                                           -                (668)
     Non-current deferred tax liabilities (included
        in other liabilities)                                       (10,035)          (9,225)
                                                               --------------   --------------
     Net deferred tax liability                                   $  (9,950)         $(9,893)
                                                               ==============   ==============

The exercise of certain stock options which have been granted under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options, and in accordance with APB No. 25, such compensation is not recognized as an expense for financial accounting purposes and the related tax benefits are recorded directly in paid-in capital.

10. Stockholders' Equity
During 2003 and 2002, the Company repurchased 50,000 and 220,000 shares of its common stock in the open market at a total cost of $212,000 and $1,501,000, respectively. As of January 29, 2005, there are 1,994,200 shares which can be repurchased pursuant to the Board of Directors' current authorizations.

                                STEIN MART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock Option and Purchase Plans
In 2001, the shareholders approved a stock option plan (the "Omnibus Plan"), under which a maximum of 4,500,000 shares of the Company's common stock may be issued. Shares covered by unexercised options that terminate or shares that are forfeited may be subject to new awards. The Omnibus Plan replaced the Company's Employee Stock and Director Stock Option Plans (the "Previous Plans") under which there were 2,301,575 options to purchase shares outstanding as of January 29, 2005. Upon approval of the Omnibus Plan, no further options have been or will be issued under the Previous Plans. The term of the Omnibus Plan is indefinite, except that no incentive stock option award can be granted after the tenth anniversary of the plan.

In 2002, the Compensation Committee of the Board of Directors determined that it was appropriate to undertake an overall review of the Company's compensation strategies. As part of this review, it was decided that starting in fiscal 2003 restricted stock awards as provided for in the Omnibus Plan, in addition to stock options would, be granted. A total of 10,944 shares, 18,200 shares and 72,026 shares were issued to key employees and directors in January 2005, April 2004 and May 2003, respectively, at $18.27, $13.45 and $5.53 per share, respectively, the market value at date of grant. At January 29, 2005, these awards, net of forfeitures, aggregated 85,111 shares. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. Vesting occurs either (1) seven years following the date of grant or at the end of the second fiscal year following the date of grant, if certain defined Company performance goals are achieved or
(2) at the rate of 33%, 33% and 34%, respectively, at the end of each of the first three years. Unvested shares are forfeited upon termination of employment.

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

Activity for the fixed-price stock option plans is as follows (shares in thousands):


                                                                                   Weighted-
                                                                   Number           Average
                                                                     of             Exercise
                                                                   Shares            Price
                                                               --------------   --------------
     Outstanding at February 2, 2002                                  4,780           $10.70
        Granted                                                         514            10.63
        Exercised                                                      (166)            4.58
        Forfeited                                                       (97)           10.49
                                                               --------------   --------------
     Outstanding at February 1, 2003                                  5,031            10.90
        Granted                                                         303             4.74
        Exercised                                                      (251)            4.79
        Forfeited                                                      (727)            9.06
                                                               --------------   --------------
     Outstanding at January 31, 2004                                  4,356            11.13
        Granted                                                         180            15.24
        Exercised                                                      (765)           10.11
        Forfeited                                                      (129)           10.91
                                                               --------------    -------------
     Outstanding at January 29, 2005                                  3,642           $11.55
                                                               ==============    =============

Exercisable stock options were 2.248 million, 2.611 million and 2.625 million, at January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

                                STEIN MART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the weighted-average remaining contractual life (in years) and the weighted-average exercise prices for fixed-price stock options outstanding at January 29, 2005 (shares in thousands):


                                    Options Outstanding                          Options Exercisable
                   ----------------------------------------------------   ---------------------------------
   Range of             Number           Remaining         Exercise           Number           Exercise
Exercise Prices      Outstanding           Life              Price          Exercisable          Price
----------------   ---------------   ----------------   ---------------   ---------------   ---------------
 $ 5.00 -  7.00           392               5.6             $ 5.92               186            $ 6.16
 $ 7.75 - 10.19           887               6.1               8.41               311              8.60
 $10.90 - 13.82         1,854               3.4              13.11             1,409             13.68
 $14.25 - 16.62           509               5.1              15.69               342             15.54
                   ---------------   ----------------   ---------------   ---------------   ---------------
                        3,642               4.5             $11.55             2,248            $12.64
                   ===============   ================   ===============   ===============   ===============

The Company has an Employee Stock Purchase Plan (the "Stock Purchase Plan") whereby all employees who complete six months employment with the Company and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan are permitted to use their payroll deductions to acquire shares at 85% of the lower of the fair market value of the Company's stock determined at either the beginning or the end of each option period. In 2004, 2003 and 2002, the participants acquired 97,836 shares, 179,902 shares and 173,048 shares of the Company's common stock at weighted-average per share prices of $9.73, $4.92 and $5.94 per share, respectively.

12. Employee Benefit Plans
The Company has a defined contribution retirement plan covering employees who are at least 21 years of age, have completed at least one year of service and who work at least 1,000 hours annually. Under the profit sharing portion of the plan, the Company can make discretionary contributions which vest at a rate of 20 percent per year after two years of service. The Company matches 50 percent of the employee's voluntary pre-tax contributions up to a maximum of four percent of the employee's compensation. The Company's matching portion vests in accordance with the plan's vesting schedule. Total Company contributions under the retirement plan were $985,000, $1,044,000 and $1,627,000 for 2004, 2003 and
2002, respectively.

The Company has an executive split dollar life insurance plan wherein eligible executives are provided with pre-retirement life insurance protection based upon three to five times base salary. Upon retirement, the executive is provided with life insurance protection based upon one and one-half to two and one-half times final base salary. The expense for this plan was $290,000, $229,000 and $331,000 in 2004, 2003 and 2002, respectively.

The Company also has an executive deferral plan providing officers and key executives with the opportunity to participate in an unfunded, deferred compensation program. Effective November 1, 2002, the plan was amended to include director-level employees. Under the program, participants may defer up to 100% of their base compensation and bonuses earned. The Company will match the officers' and key executives' contributions 100%, and the director-level employees' contributions 50%, up to the first 10% of compensation deferred. A participant's Company matching contributions and related investment earnings are 20% vested after four years of participation in the plan and increase 20% per year through the eighth year, at which time a participant is fully vested. The total of participant deferrals and Company matching contributions was $4,051,000 at January 29, 2005, $3,446,000 at January 31, 2004 and $2,286,000 at February
1, 2003 and is included in other liabilities. The expense for this plan was $1,084,000, $747,000 and $611,000 in 2004, 2003 and 2002, respectively.

In connection with the above two plans, whole life insurance contracts were purchased on the related participants. At January 29, 2005 and January 31, 2004 the cash surrender value of these policies was $7,160,000 and $5,515,000, respectively, and is included in other assets.

                                STEIN MART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Sales by Major Merchandise Category
The Company is a single business segment as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that companies report revenues for each product or group of similar products. The following table summaries the Company's sales by major merchandise category:


                                                   2004             2003             2002
                                              --------------   --------------   --------------
Ladies' apparel and accessories                 $  843,616       $  743,323       $  744,410
Men's apparel and accessories                      281,730          250,555          250,449
Gifts and linens                                   260,018          277,150          306,272
Other                                               74,243           80,595           96,720
                                              --------------   --------------   --------------
Net sales                                       $1,459,607       $1,351,623       $1,397,851
                                              ==============   ==============   ==============

14. Quarterly Results of Operations (Unaudited)
The Company's quarterly operating results have been restated to reflect discontinued operations (Note 2) for all periods presented.


                                                                       13 Weeks Ended
                                              -----------------------------------------------------------------
                                                  May 1,          Jul. 31,         Oct. 30,         Jan. 29,
Year Ended January 29, 2005                        2004             2004             2004             2005
---------------------------                   -----------------------------------------------------------------
Net sales                                         $363,608         $320,624         $330,432         $444,943
Gross profit                                        98,738           83,920           76,204          129,942
Income (loss) from continuing operations            11,654            5,660           (2,033)          22,837
Loss from discontinued operations                     (139)              (6)            -                -
Net income (loss)                                   11,515            5,654           (2,033)          22,837
Basic income (loss) per share:
Continuing operations                             $   0.27         $   0.13         $  (0.05)        $   0.54
Discontinued operations                               -                -                -                -
                                              --------------   --------------   --------------   --------------
Total                                             $   0.27         $   0.13         $  (0.05)        $   0.54
                                              ==============   ==============    =============   ==============
Diluted income (loss) per share:
Continuing operations                             $   0.27         $   0.13         $  (0.05)        $   0.53
Discontinued operations                               -                -                -                -
                                              --------------   --------------    -------------   --------------
Total                                             $   0.27         $   0.13         $  (0.05)        $   0.53
                                              ==============   ==============    =============   ==============

                                                                       13 Weeks Ended
                                              -----------------------------------------------------------------
                                                  May 3,          Aug. 2,          Nov. 1,          Jan. 31,
Year Ended January 31, 2004                        2003            2003             2003              2004
---------------------------                   -----------------------------------------------------------------
Net sales                                         $328,201         $300,954         $313,559         $408,909
Gross profit                                        82,889           70,415           73,088          112,056
Income (loss) from continuing operations             1,671           (2,615)         (10,072)          14,990
Loss from discontinued operations                     (158)            (158)            (327)          (1,130)
Net income (loss)                                    1,513           (2,773)         (10,399)          13,860
Basic income (loss) per share:
Continuing operations                             $   0.04         $  (0.06)        $  (0.24)        $   0.36
Discontinued operations                               -               (0.01)           (0.01)           (0.03)
                                              --------------   --------------   --------------   --------------
Total                                             $   0.04         $  (0.07)        $  (0.25)        $   0.33
                                              ==============   ==============   ==============   ==============
Diluted income (loss) per share:
Continuing operations                             $   0.04         $  (0.06)        $  (0.24)        $   0.36
Discontinued operations                               -               (0.01)           (0.01)           (0.03)
                                              --------------   --------------   --------------   --------------
Total                                             $   0.04         $  (0.07)        $  (0.25)        $   0.33
                                              ==============   ==============   ==============   ==============

                                 STEIN MART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Legal Proceedings
The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                                INDEX TO EXHIBITS

     *3.1   Articles of Incorporation of the Registrant

     ^3.2   Bylaws of the registrant, amended September 8, 2003

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

   ~*10.4   Form of Non-Qualified Stock Option Agreement

   ~*10.5   Form of Incentive Stock Option Agreement

    *10.6   Profit Sharing Plan

   ~*10.7   Executive Health Plan

   ~*10.8   Director Stock Option Plan

    ~10.9 Executive Split Dollar Plan, incorporated by reference to the Company's Form 10-K for the fiscal year ended January 1, 2000

    ^10.10  Executive Deferral Plan, amended November 1, 2002

     10.11 2001 Omnibus Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on August 7, 2001)

    ^10.12 Form of Restricted Share Award Agreement for Key Employees, pursuant to Omnibus Plan

    ~10.13 Management Incentive Compensation Plan (incorporated by reference to the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders)

     23.1   Consent of PricewaterhouseCoopers LLP (filed herein)

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

     32.1   Certification  of the Chief  Executive Officer Pursuant to 18 U.S.C.
            Section 1350 (filed herein)

     32.2   Certification  of the Chief  Financial Officer Pursuant to 18 U.S.C.
            Section 1350 (filed herein)

     99.3 Audit Committee Charter, amended December 7, 2004 (incorporated by reference to the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders)

    ^99.4   Compensation Committee Charter, amended April 7, 2004

    ^99.5   Corporate Governance Committee Charter, amended April 7, 2004

    * Previously filed as Exhibit to Form S-1 Registration Statement 33-46322 and incorporated herein by reference.
    ^ Previously filed as Exhibit to the Company's Form 10-K for the fiscal year ended January 31, 2004 and incorporated herein by reference.
    ~ Management Contracts or Compensatory Plan or arrangements filed pursuant to S-K 601 (10) (iii) (A).