Form 10-Q
period 2005-04-30
STEIN MART INC
filed 2005-06-08
CIK 884940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

At May 27, 2005, the latest practicable date, the Registrant had issued and outstanding an aggregate of 43,311,961 shares of its common stock.

                                STEIN MART, INC.
                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets at April 30, 2005, January 29, 2005
            and May 1, 2004                                                   3

          Consolidated Statements of Operations for the 13 Weeks Ended
            April 30, 2005 and May 1, 2004                                    4

          Consolidated Statements of Cash Flows for the 13 Weeks Ended
            April 30, 2005 and May 1, 2004                                    5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         14

Item 4.   Controls and Procedures                                            14

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        15

Item 6.   Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                   16



                                Stein Mart, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                April 30,         January 29,          May 1,
                                                                  2005               2005               2004
                                                             --------------     --------------     --------------
ASSETS                                                         (Unaudited)                           (Unaudited)
Current assets:
Cash and cash equivalents                                        $ 25,147           $ 20,250           $ 29,954
Short-term investments                                             62,000             72,475             13,950
Trade and other receivables                                         4,157              5,852              4,230
Inventories                                                       302,892            277,164            288,176
Prepaid expenses and other current assets                          13,798             13,010             14,037
                                                             --------------     --------------     --------------
    Total current assets                                          407,994            388,751            350,347
Property and equipment, net                                        75,678             71,048             70,426
Other assets                                                       14,777             14,781             14,162
                                                             --------------     --------------     --------------
    Total assets                                                 $498,449           $474,580           $434,935
                                                             ==============     ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                 $107,030           $ 99,163           $103,525
Accrued liabilities                                                66,446             73,257             63,680
Income taxes payable                                                6,842              5,089              7,587
                                                             --------------     --------------     --------------
    Total current liabilities                                     180,318            177,509            174,792
Other liabilities                                                  21,755             20,561             19,655
                                                             --------------     --------------     --------------
    Total liabilities                                             202,073            198,070            194,447
COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Preferred stock - $.01 par value; 1,000,000 shares
 authorized; no shares outstanding
Common stock - $.01 par value; 100,000,000 shares
 authorized; 43,222,966; 42,880,031 and 42,059,262
 shares issued and outstanding, respectively                          432                429                421
Paid-in capital                                                    19,016             14,340              4,461
Unearned compensation                                              (2,210)              (603)              (280)
Retained earnings                                                 279,138            262,344            235,886
                                                             --------------     --------------     --------------
    Total stockholders' equity                                    296,376            276,510            240,488
                                                             --------------     --------------     --------------
    Total liabilities and stockholders' equity                   $498,449           $474,580           $434,935
                                                             ==============     ==============     ==============

The  accompanying  notes are an  integral  part of these consolidated financial statements.


                                Stein Mart, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                                   For The 13 Weeks Ended
                                                             ---------------------------------
                                                                April 30,           May 1,
                                                                  2005               2004
                                                             --------------     --------------
Net sales                                                        $380,654           $363,608

Cost of merchandise sold                                          268,959            264,870
                                                             --------------     --------------
Gross profit                                                      111,695             98,738

Selling, general and administrative expenses                       88,968             83,537

Other income, net                                                   3,966              3,634
                                                             --------------     --------------
Income from operations                                             26,693             18,835

Interest income                                                       394                -

Interest expense                                                      -                   39
                                                             --------------     --------------
Income from continuing operations before income taxes              27,087             18,796

Provision for income taxes                                         10,293              7,142
                                                             --------------     --------------
Income from continuing operations                                  16,794             11,654

Loss from discontinued operations, net of tax benefit                 -                 (139)
                                                             --------------     --------------
Net income                                                       $ 16,794           $ 11,515
                                                             ==============     ==============

Basic income per share:
Continuing operations                                               $0.39              $0.27
Discontinued operations                                               -                  -
                                                             --------------     --------------
Total                                                               $0.39              $0.27
                                                             ==============     ==============

Diluted income per share:
Continuing operations                                               $0.38              $0.27
Discontinued operations                                               -                  -
                                                             --------------     --------------
Total                                                               $0.38              $0.27
                                                             ==============     ==============

Weighted-average shares outstanding - Basic                        42,905             42,000
                                                             ==============     ==============
Weighted-average shares outstanding -Diluted                       44,202             42,461
                                                             ==============     ==============

The  accompanying  notes are an  integral  part of these consolidated financial statements.


                                Stein Mart, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                   For The 13 Weeks Ended
                                                             ---------------------------------
                                                                April 30,           May 1,
                                                                  2005               2004
                                                             --------------     --------------
Cash flows from operating activities:
  Net income                                                      $16,794            $11,515
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                 4,510              4,342
      Store closing charges                                           498                180
      Deferred income taxes                                           501               (159)
      Restricted stock compensation                                   137                 10
      Tax benefit from exercise of stock options                    1,710                199
      Changes in assets and liabilities:
         Trade and other receivables                                1,695                 (3)
         Inventories                                              (25,728)            (4,797)
         Prepaid expenses and other current assets                   (873)              (113)
         Other assets                                                (110)               915
         Accounts payable                                           7,867             38,407
         Accrued liabilities                                       (7,269)             3,039
         Income taxes payable                                       1,753              7,587
         Other liabilities                                            580             (1,603)
                                                             --------------     --------------
  Net cash provided by operating activities                         2,065             59,519
                                                             --------------     --------------
Cash flows from investing activities:
  Capital expenditures                                             (8,868)            (3,704)
  Purchases of short-term investments                            (550,800)           (61,950)
  Sales of short-term investments                                 561,275             48,000
                                                             --------------     --------------
  Net cash provided by (used in) investing activities               1,607            (17,654)
                                                             --------------     --------------
Cash flows from financing activities:
  Net payments under notes payable to banks                           -              (24,962)
  Proceeds from exercise of stock options                           5,381              1,086
  Purchase of common stock                                         (4,156)               -
                                                             --------------     --------------
  Net cash provided by (used in) financing activities               1,225            (23,876)
                                                             --------------     --------------
Net increase in cash and cash equivalents                           4,897             17,989
Cash and cash equivalents at beginning of year                     20,250             11,965
                                                             --------------     --------------
Cash and cash equivalents at end of period                        $25,147            $29,954
                                                             ==============     ==============
Supplemental disclosures of cash flow information:
  Income taxes paid                                               $ 6,452            $   281
  Interest paid                                                       -                   65

The  accompanying  notes are an  integral  part of these consolidated financial statements.

                                STEIN MART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2005
                                   (Unaudited)
           (Dollars in tables in thousands, except per share amounts)

1.   Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended January 29, 2005.

The Company has reclassified its auction rate securities of $14.0 million, previously classified in "Cash and cash equivalents," as "Short-term investments" on the Consolidated Balance Sheet as of May 1, 2004 to be consistent with the classification in the consolidated financial statements for the year ended January 29, 2005. Corresponding adjustments have been made to the prior period's Consolidated Statement of Cash Flows to reflect purchases and sales of auction rate securities as investing, rather than as a component of cash and cash equivalents. Certain other reclassifications have also been made to the 2004 consolidated financial statements to conform to the 2005 presentation.

2.   Stock-Based Compensation
The Company currently follows the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Restricted stock awards issued by the Company are accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The employee compensation cost is included in net income, as reported, throughout the vesting period. Had compensation cost of the Company's stock-based plans been recorded consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been changed to the following pro forma amounts:

                                                           13 Weeks Ended
                                                   -----------------------------
                                                     April 30,         May 1,
                                                       2005             2004
                                                   ------------     ------------
  Net income - as reported                            $16,794          $11,515

  Add:  Restricted stock-based employee
  compensation expense included in reported
  net income, net of related tax effects                   85                6

  Deduct:  Total stock-based employee
  compensation expense determined under the
  fair value based method for all awards, net of
  related tax effects                                    (382)            (276)
                                                   ------------     ------------
  Net income - pro forma                              $16,497          $11,245
                                                   ============     ============
  Basic earnings per share - as reported                $0.39            $0.27
  Diluted earnings per share - as reported              $0.38            $0.27
  Basic earnings per share - pro forma                  $0.38            $0.27
  Diluted earnings per share - pro forma                $0.37            $0.26

                                STEIN MART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which revises SFAS No. 123 and supersedes APB Opinion No. 25. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. As amended by the Securities Exchange Commission in April 2005, the provisions of SFAS No. 123R are effective no later than the beginning of the first fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123R in the first quarter of 2006. The Company is evaluating the requirements of SFAS No. 123R and has not yet determined the effect of adopting SFAS No. 123R, nor has the Company determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

3.   Discontinued Operations
One store that closed during 2004 resulted in the exit from a market. SFAS No. 144 requires closed stores to be classified as discontinued operations when the operations and cash flows of the stores have been eliminated from ongoing operations. To determine if cash flows have been eliminated from ongoing operations, management evaluated a number of factors, including: proximity to a remaining store, physical location within a metropolitan or non-metropolitan area and transferability of sales between open and closed locations. Based on these criteria, management determined that this store should be accounted for as discontinued operations.

There are no discontinued operations included in operating results for the first quarter of 2005. Discontinued operations generated sales of $0.9 million, loss from operations of $0.2 million, income tax benefit of $0.1 million and loss from discontinued operations, net of tax benefit of $0.1 million during the first quarter of 2004. See Note 4 for a description of store closing costs included in loss from discontinued operations for the first quarter of 2004.

4.   Store Closing Charges
The Company closed five stores during the first quarter of 2005 incurring $0.8 million of lease termination and severance costs. Two more stores are planned to close during 2005. Lease termination fees of $0.5 million were also incurred during the first quarter of 2005 related to future store closings.

The Company closed seven stores during 2004, four of which were closed during the first quarter of 2004. All store closing charges are included in selling, general and administrative expenses in the Consolidated Statements of Operations for the first quarter of 2005 and 2004, except for $154,000 in 2004 which is included in loss from discontinued operations.

The following tables show the activity in the store closing reserve for the first quarter of 2005 and 2004:


                                             Jan. 29,                                                 April 30,
                                               2005              Charges           Payments             2005
                                          --------------     --------------     --------------     --------------
     Continuing operations:
       Lease termination costs                  $6,898             $  954             $1,569             $6,283
       Severance                                   131                371                457                 45
                                          --------------     --------------     --------------     --------------
     Total store closing reserve                $7,029             $1,325             $2,026             $6,328
                                          ==============     ==============     ==============     ==============


                                STEIN MART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             Jan. 31,                                                  May 1,
                                               2004              Charges           Payments             2004
                                          --------------     --------------     --------------     --------------
     Continuing operations:
       Lease termination costs                  $8,780              $ -               $  819             $7,961
       Severance                                   131                343                347                127
       Other                                       105                -                  -                  105
                                          --------------     --------------     --------------     --------------
                                                 9,016                343              1,166              8,193
                                          --------------     --------------     --------------     --------------
     Discontinued operations:
       Lease termination costs                     159                 77                190                 46
       Severance                                    19                 77                 96                -
                                          --------------     --------------     --------------     --------------
                                                   178                154                286                 46
                                          --------------     --------------     --------------     --------------
     Total store closing reserve                $9,194              $ 497             $1,452             $8,239
                                          ==============     ==============     ==============     ==============

The store closing reserve at April 30, 2005, January 29, 2005 and May 1, 2004 includes a current portion (in accrued liabilities) of $2.5 million, $3.0 million and $3.3 million, respectively, and a long-term portion (in other liabilities) of $3.8 million, $4.0 million and $4.9 million, respectively.

The table below sets forth the components of loss from operations for all stores closed during 2005 and 2004. The 2005 table presents the losses from the five stores that closed during the first quarter of 2005. The 2004 table presents the sum of the losses from the five stores closed during the first quarter of 2005 and the seven stores closed during fiscal year 2004.


                                               Operating Results Of Closed Stores Included In:
                                              ------------------------------------------------
                                                Continuing      Discontinued     Total Closed
Quarter ended April 30, 2005:                   Operations       Operations         Stores
                                              --------------   --------------   --------------
Sales                                              $ 4,634              -            $ 4,634
Cost of sales                                        3,737              -              3,737
                                              --------------   --------------   --------------
Gross profit                                           897              -                897
Selling, general and administrative expenses         1,986              -              1,986
Other income, net                                       20              -                 20
                                              --------------   --------------   --------------
Loss from operations                               $(1,069)             -            $(1,069)
                                              ==============   ==============   ==============
# of stores closed in 2005                               5              -                  5
                                              ==============   ==============   ==============

                                                Continuing      Discontinued     Total Closed
Quarter ended May 1, 2004:                      Operations       Operations         Stores
                                              --------------   --------------   --------------
Sales                                              $ 9,218            $ 942          $10,160
Cost of sales                                        8,035              748            8,783
                                              --------------   --------------   --------------
Gross profit                                         1,183              194            1,377
Selling, general and administrative expenses         2,922              418            3,340
Other income, net                                       86              -                 86
                                              --------------   --------------   --------------
Loss from operations                               $(1,653)           $(224)         $(1,877)
                                              ==============   ==============   ==============
# of stores closed in 2005 and 2004                     11                1               12
                                              ==============   ==============   ==============

5.   Revolving Credit Facility
The Company has a three-year $150 million senior revolving credit agreement (the "Agreement") with a group of lenders, with an initial term ending July 2006. Under the terms of the Agreement, the Company has the option to increase the facility by an additional $25 million and to extend the terms for an additional year. The Company had stand-by letters of credit of $7.0 million at April 30, 2005. At April 30, 2005 there were no direct borrowings under the credit facility and no Event of Default existed under the terms of the Agreement.

                                STEIN MART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Stockholders' Equity and Earnings Per Share
During the first quarter of 2005, the Company repurchased 196,550 shares of its common stock in the open market at a total cost of $4.2 million. As of April 30, 2005, there are 1,797,650 shares which can be repurchased pursuant to the Board of Directors' current authorization.

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

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000's):

                                                         13 Weeks Ended
                                               ---------------------------------
                                                  April 30,           May 1,
                                                    2005               2004
                                               --------------     --------------
Weighted-average number of common shares             42,905             42,000
Stock options                                         1,297                461
                                               --------------     --------------
Weighted-average number of common shares plus
  common stock equivalents                           44,202             42,461
                                               ==============     ==============

7.   Subsequent Event
In May 2005, the Company announced an annual cash dividend of $0.25 per share, to be paid quarterly. The first dividend payment of $0.0625 per share will be payable on June 24, 2005 to shareholders of record at the close of business on June 10, 2005.

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

Any such forward-looking statements contained in this document are subject to risks and uncertainties that could cause the Company's actual results of operations to differ materially from historical results or current expectations. These risks include, without limitation, ongoing competition from other retailers many of whom are larger and have greater financial and marketing resources, the availability of suitable new store sites at acceptable lease terms, ability to successfully implement strategies to exit or improve under-performing stores, changing preferences in apparel, changes in consumer spending due to current events and/or general economic conditions, the effectiveness of advertising, marketing and promotional strategies, adequate sources of merchandise at acceptable prices, and the Company's ability to attract and retain qualified employees to support planned growth.

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

During the first quarter of 2005, sales were driven by continued strength in ladies' apparel and accessories, and menswear, and by higher-than-expected full-price selling. In addition, improved productivity resulted in greater profit on a more normalized sales increase. First quarter 2005 earnings improvement was also attributable to:

     o   A 3.2% increase in comparable store sales
     o Improvement in the gross margin rate due to higher initial mark-up and decreased markdowns, and
     o The closure of seven under-performing stores during 2004 and five stores in the first quarter of 2005. These stores had operating losses of $1.9 million in the first quarter of 2004 and operating losses of $1.1 million during the first quarter of 2005.

Outlook
During the second quarter of 2005, the Company will continue to focus on the following:

     o Increase comparable store sales at a more modest rate, yet producing profit growth due to better inventory productivity,
     o Improve gross margin as a result of fewer markdowns on a larger percentage of current merchandise, and
     o Maintain strong cash position with no debt, expected annual capital expenditures of approximately $30 million and continued repurchasing of Company stock.

                                Stein Mart, Inc.

Stores
There were 258 stores open as of April 30, 2005 and May 1, 2004. A total of 8-9 new stores, including one relocation, will open in 2005 and a total of seven stores will close in 2005.


                                                                       13 Weeks Ended
                                                             ---------------------------------
                                                                April 30,           May 1,
                                                                  2005               2004
                                                             --------------     --------------
     Stores at beginning of period                                    261                261
     Stores opened during the period                                    2                  1
     Stores closed during the period                                   (5)                (4)
                                                             --------------     --------------
     Stores at the end of period                                      258                258
                                                             ==============     ==============

Results of Operations
The following table sets forth each line item of the Consolidated Statements of Operations expressed as a percentage of the Company's net sales (numbers may not add due to rounding):


                                                                       13 Weeks Ended
                                                             ---------------------------------
                                                                April 30,           May 1,
                                                                  2005               2004
                                                             --------------     --------------
      Net sales                                                  100.0%             100.0%
      Cost of merchandise sold                                    70.7               72.8
                                                             --------------     --------------
      Gross profit                                                29.3               27.2
      Selling, general and administrative expenses                23.4               23.0
      Other income, net                                            1.0                1.0
                                                             --------------     --------------
      Income from operations                                       7.0                5.2
      Interest income                                              0.1                 -
      Interest expense                                              -                  -
                                                             --------------     --------------
      Income from continuing operations before income taxes        7.1                5.2
      Provision for income taxes                                   2.7                2.0
                                                             --------------     --------------
      Income from continuing operations                            4.4                3.2
      Loss from discontinued operations, net of tax benefit         -                  -
                                                             --------------     --------------
      Net income                                                   4.4%               3.2%
                                                             ==============     ==============

Store Closings
The Company closed five stores during the first quarter of 2005 and plans to close two more stores during 2005. Seven stores were closed during 2004, four of which were closed during the first quarter of 2004. One store that closed during 2004 resulted in the exit from a market and, in accordance with SFAS No. 144, is classified as discontinued operations as cash flows from this store have been eliminated from ongoing operations.

Sales and operating losses for the five stores closed in 2005 and the seven stores closed during fiscal year 2004 are shown below for the 13 weeks ended April 30, 2005 and May 1, 2004. Included in the 2004 column are operating results of the seven stores closed in 2004, in addition to five stores closed in 2005.



                                Stein Mart, Inc.

                                                                       13 Weeks Ended
                                                             ---------------------------------
                                                                April 30,           May 1,
                                                                  2005               2004
                                                             --------------     --------------
     Sales from closed stores:
        Included in continuing operations                         $ 4,634            $ 9,218
        Included in discontinued operations                           -                  942
                                                             --------------      -------------
                                                                  $ 4,634            $10,160
                                                             ==============     ==============
     Operating losses from closed stores:
        Included in continuing operations                         $(1,069)           $(1,653)
        Included in discontinued operations                           -                 (224)
                                                             --------------     --------------
                                                                  $(1,069)           $(1,877)
                                                             ==============     ==============

Operating losses from closed stores include the following store closing and asset impairment expenses:

                                                                April 30,           May 1,
     Continuing operations:                                       2005               2004
                                                             --------------     --------------
        Lease termination costs                                      $429               $ -
        Severance                                                     371                343
        Other                                                         -                   59
                                                             --------------     --------------
                                                                      800                402
                                                             --------------     --------------
     Discontinued operations:
        Lease termination costs                                       -                   77
        Severance                                                     -                   77
                                                             --------------     --------------
                                                                      -                  154
                                                             --------------     --------------
        Total                                                        $800               $556
                                                             ==============     ==============

Continuing Operations
For the 13 weeks ended April 30, 2005 compared to the 13 weeks ended May 1, 2004 The 4.7% total sales increase for the 13 weeks ended April 30, 2005 from the same 2004 period reflects a 3.2% increase in sales from comparable stores, the opening of two new stores and the closing of five stores.

Gross profit for the 13 weeks ended April 30, 2005 was $111.7 million or 29.3 percent of net sales, a 2.1 percentage point increase over gross profit of $98.7 million or 27.2 percent of net sales for the first quarter of 2004. Mark-up improved 0.9 percentage point, markdowns decreased 0.9 percentage point, shrinkage expense decreased 0.2 percentage point and occupancy costs decreased
0.1 percentage point.

Selling, general and administrative expenses ("SG&A") were $89.0 million or 23.4 percent of net sales for the 13 weeks ended April 30, 2005, as compared to $83.5 million or 23.0 percent of net sales for the same 2004 quarter. The 0.4 percentage point increase in SG&A expenses as a percent of sales is primarily due to higher store closing charges and slightly higher advertising and pre-opening expenses in the first quarter of 2005 compared to the first quarter of 2004. Included in SG&A expenses for the first quarter of 2005 are store closing charges of $1.3 million, including $0.5 million in lease termination fees related to future store closings. Store closing charges were $0.4 million for the first quarter of 2004.

The Company earned interest income of $394,000 on its cash and short-term investments during the first quarter of 2005 compared to interest expense of $39,000 on borrowings during the first quarter of 2004. The Company has not borrowed on its revolving credit agreement since the first quarter of 2004.

                                Stein Mart, Inc.

Liquidity and Capital Resources
The Company's primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company's working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of April 30, 2005, the Company had $25.1 million in cash and cash equivalents and $62.0 million in short-term investments.

Net cash provided by operating activities was $2.1 million for the first quarter of 2005 compared to $59.5 million for the first quarter of 2004. More cash was used by operating activities during the first quarter of 2005 compared to the first quarter of 2004 primarily due to an increase in total inventories and income taxes paid offset by a smaller increase in accounts payable during the first quarter of 2005 compared to 2004. Although inventory turnover has improved over last year, inventories were slightly higher at April 30, 2005 due to certain planned buys, as well as some opportunistic purchases.

Net cash provided by investing activities was $1.6 million for the first quarter of 2005 compared to net cash used in investing activities of $17.7 million for the first quarter of 2004. Cash provided by operations during the first quarter of 2004 enabled the Company to start investing in short-term investments. Capital expenditures, primarily for the acquisition of store fixtures, equipment and leasehold improvements and information system enhancements, were $8.9 million and $3.7 million for the first quarter of 2005 and 2004, respectively. Capital expenditures were higher in the first quarter of 2005 compared to the first quarter of 2004 due primarily to enhancements to the point of sale system and remodeling costs for existing stores. Total 2005 capital expenditures, which include ongoing enhancements to the point of sale system and inventory management system developments, are anticipated to be approximately $30 million.

Net cash provided by financing activities was $1.2 million during first quarter of 2005 compared to net cash used in financing activities of $23.9 million during the first quarter of 2004. More cash was used in financing activities during the first quarter of 2004 as a result of the Company eliminating borrowings on its revolving credit agreement.

The Company has a $150 million senior revolving credit agreement with a group of lenders, with an initial term ending July 2006. Borrowings are based on and secured by eligible inventory and certain other assets. At April 30, 2005 there were no direct borrowings under the credit facility and no Event of Default existed under terms of the Agreement.

In May 2005, the Company announced an annual cash dividend of $0.25 per share, to be paid quarterly. The first dividend payment of $0.0625 per share will be payable on June 24, 2005 to shareholders of record at the close of business on June 10, 2005.

The Company believes that expected net cash provided by operating activities and unused borrowing capacity under the revolving credit agreement will be sufficient to fund anticipated current and long-term capital expenditures, working capital requirements and dividend payments. Should current operating conditions deteriorate, management can borrow on the revolving credit agreement or adjust operating plans, including new store rollout.

Contractual Obligations
To facilitate an understanding of the Company's contractual obligations, the following payments due by period data is provided:


                                                 Less than          1 - 2            3 - 5           After 5
                                  Total           1 Year            Years            Years            Years
                             --------------   --------------   --------------   --------------   --------------
Operating leases                 $384,836          $64,520          $60,592         $144,665         $115,059
                             ==============   ==============   ==============   ==============   ==============

                                Stein Mart, Inc.

At April 30, 2005, the Company had no direct borrowings on its credit facility. Other long-term liabilities on the balance sheet include deferred income taxes, deferred compensation and other long-term liabilities that do not have specific due dates, so are excluded from the preceding table. Other long-term liabilities also include long-term store closing reserves, a component of which is future minimum payments under non-cancelable leases for closed stores. These future minimum lease payments total $16.9 million and are included in the above table.

Off-Balance Sheet Arrangements
The Company has outstanding standby letters of credit totaling $7.0 million securing certain insurance programs at April 30, 2005. If certain conditions occurred under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements that could affect the financial condition of the Company.

Seasonality
The Company's business is seasonal in nature with a higher percentage of the Company's merchandise sales and earnings generated in the fall and holiday selling seasons. Accordingly, selling, general and administrative expenses are typically higher as a percent of net sales during the first three quarters of each year.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate risk primarily through borrowings under its revolving credit facility. The Company eliminated borrowings under its credit facility during the first quarter of 2004 and, at April 30, 2005, had no direct borrowings on its credit facility.

Item 4.   Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of April 30, 2005 in alerting them to material information relating to the Company required to be included in the Company's Exchange Act filings in a timely manner. There have been no changes in the Company's internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended April 30, 2005 that have affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                Stein Mart, Inc.

PART II - OTHER INFORMATION
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended April 30, 2005:


                                               ISSUER PURCHASES OF EQUITY SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Maximum
                                                                                           Total Number of         Number of Shares
                                                           Total            Average        Shares Purchased         that May Yet Be
                                                           Number            Price        as Part of Publicly       Purchased Under
                                                          of Shares         Paid per        Announced Plans          the Plans or
Period (1)                                                Purchased          Share          or Programs (2)          Programs (2)
---------------------------------------------------     -------------     -----------     -------------------     ------------------
January 30, 2005 - February 28, 2005                         22,600          $20.69                 22,600               1,971,600
March 1, 2005 - April 2, 2005                                72,400          $21.36                 72,400               1,899,200
April 3, 2005 - April 30, 2005                              101,550          $21.09                101,550               1,797,650
                                                        -------------                     -------------------
Total                                                       196,550          $21.15                196,550
                                                        =============                     ===================

(1) Monthly information is presented by reference to the Company's fiscal months during the period covered by this Quarterly Report on Form 10-Q.

(2) The Company's Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company's Board of Directors. The shares reported in the table are covered by a Board authorization to repurchase 2.5 million shares of common stock announced on March 5, 2001 which does not have an expiration date.

Item 6.   Exhibits and Reports on Form 8-K
(a) Exhibits:
    31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)
    31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)
    32.1 Certification  of the  Chief  Executive  Officer Pursuant  to 18 U.S.C.
         Section  1350
    32.2 Certification  of the  Chief  Financial  Officer Pursuant  to 18 U.S.C.
         Section 1350

(b) Reports on Form 8-K:
    A press release dated May 5, 2005 was filed in a Form 8-K on May 10, 2005 to report April and first quarter 2005 sales.

    A press release dated May 19, 2005 was filed in a Form 8-K on May 24, 2005 to report first quarter 2005 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Stein Mart, Inc.

Date:   June 8, 2005               By:     /s/ Michael D. Fisher
                                           -------------------------------------
                                           Michael D. Fisher
                                           President and Chief Executive Officer


                                           /s/ James G. Delfs
                                           -------------------------------------
                                           James G. Delfs
                                           Senior Vice President and Chief
                                             Financial Officer