Form 10-Q
period 2005-07-30
STEIN MART INC
filed 2005-09-07
CIK 884940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

Registrant’s telephone number, including area code: (904) 346-1500

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
Yes [X]      No [   ]

At August 24, 2005, the latest practicable date, the Registrant had issued and outstanding an aggregate of 43,823,717 shares of its common stock.

STEIN MART, INC.
TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets at July 30, 2005, January 29, 2005 and July 31, 2004	3
	Consolidated Statements of Operations for the 13 Weeks and 26 Weeks Ended July 30, 2005
	and July 31, 2004	4
	Consolidated Statements of Cash Flows for the 26 Weeks Ended July 30, 2005
	and July 31, 2004	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15
PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 4.	Submissions of Matters to a Vote of Security Holders	16
Item 6.	Exhibits	16
SIGNATURES		17

Stein Mart, Inc.
Consolidated Balance Sheets
(In thousands)

	July 30, 2005	January 29, 2005	July 31, 2004
ASSETS	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$18,916	$20,250	$20,997
Short-term investments	76,000	72,475	18,100
Trade and other receivables	2,384	5,852	3,398
Inventories	263,122	277,164	265,001
Prepaid taxes	4,185	--	4,492
Prepaid expenses and other current assets	16,178	13,010	15,595

Total current assets	380,785	388,751	327,583
Property and equipment, net	77,975	71,048	72,597
Other assets	14,725	14,781	13,994

Total assets	$473,485	$474,580	$414,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,862	$99,163	$82,507
Accrued liabilities	67,344	73,257	63,080
Income taxes payable	--	5,089	--

Total current liabilities	140,206	177,509	145,587
Other liabilities	21,761	20,561	19,648

Total liabilities	161,967	198,070	165,235
COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Preferred stock - $.01 par value; 1,000,000 shares
authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares
authorized; 43,658,910, 42,880,031 and 42,386,629
shares issued and outstanding, respectively	437	429	424
Paid-in capital	25,782	14,340	7,461
Unearned compensation	(2,760)	(603)	(486)
Retained earnings	288,059	262,344	241,540

Total stockholders' equity	311,518	276,510	248,939

Total liabilities and stockholders' equity	$473,485	$474,580	$414,174

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	$337,065	$320,624	$717,719	$684,232
Cost of merchandise sold	240,809	236,704	509,768	501,574

Gross profit	96,256	83,920	207,951	182,658
Selling, general and administrative expenses	81,507	78,397	170,475	161,934
Other income, net	3,591	3,533	7,557	7,167

Income from operations	18,340	9,056	45,033	27,891
Interest income	433	73	827	73
Interest expense	--	--	--	39

Income from continuing operations before income taxes	18,773	9,129	45,860	27,925
Provision for income taxes	7,134	3,469	17,427	10,611

Income from continuing operations	11,639	5,660	28,433	17,314
Loss from discontinued operations, net of tax benefit	--	(6)	--	(145)

Net income	$11,639	$5,654	$28,433	$17,169

Basic income (loss) per share:
Continuing operations	$0.27	$0.13	$0.66	$0.41
Discontinued operations	--	--	--	--

Total	$0.27	$0.13	$0.66	$0.41

Diluted income (loss) per share:
Continuing operations	$0.26	$0.13	$0.64	$0.41
Discontinued operations	--	--	--	(0.01)

Total	$0.26	$0.13	$0.64	$0.40

Weighted-average shares outstanding - Basic
	43,299	42,148	43,102	42,074

Weighted-average shares outstanding - Diluted	44,465	42,878	44,334	42,670

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For The 26 Weeks Ended
	July 30, 2005	July 31, 2004
Cash flows from operating activities:
Net income	$28,433	$17,169
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	9,741	9,312
Impairment (recovery) of property and other assets	195	(245)
Store closing charges	481	231
Deferred income taxes	1,353	34
Restricted stock compensation	307	49
Tax benefit from exercise of stock options	3,499	665
Changes in assets and liabilities:
Trade and other receivables	3,468	829
Inventories	14,042	18,378
Prepaid taxes	(4,185)	(4,492)
Prepaid expenses and other current assets	(3,253)	(1,394)
Other assets	(686)	322
Accounts payable	(26,301)	17,389
Accrued liabilities	(7,390)	2,515
Income taxes payable	(5,089)	--
Other liabilities	657	(2,302)

Net cash provided by operating activities	15,272	58,460

Cash flow from investing activities:
Capital expenditures	(15,850)	(9,744)
Purchases of short-term investments	(945,400)	(290,100)
Sales of short-term investments	941,875	272,000

Net cash used in investing activities	(19,375)	(27,844)

Cash flows from financing activities:
Net payments under notes payable to banks	--	(24,962)
Dividends paid	(2,718)	--
Proceeds from exercise of stock options	11,563	2,972
Proceeds from employee stock purchase plan	499	406
Purchases of common stock	(6,575)	--

Net cash provided by (used in) financing activities	2,769	(21,584)

Net (decrease) increase in cash and cash equivalents	(1,334)	9,032
Cash and cash equivalents at beginning of year	20,250	11,965

Cash and cash equivalents at end of period	$18,916	$20,997

Supplemental disclosures of cash flow information:
Income taxes paid	$21,974	$15,146
Interest paid	--	65

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2005
(Unaudited)
(Dollars in tables in thousands, except per share amounts)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the 26-week periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended January 29, 2005.

The Company has reclassified its auction rate securities of $18.1 million, previously classified in “Cash and cash equivalents,” as “Short-term investments” on the Consolidated Balance Sheet as of July 31, 2004 to be consistent with the classification in the consolidated financial statements for the year ended January 29, 2005. Corresponding adjustments have been made to the prior period’s Consolidated Statement of Cash Flows to reflect purchases and sales of auction rate securities as investing, rather than as a component of cash and cash equivalents. Certain other reclassifications have also been made to the 2004 consolidated financial statements to conform to the 2005 presentation.

2.     Stock-Based Compensation

The Company currently follows the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148. Accordingly, no compensation cost has been recognized for the Company’s stock option plans. Restricted stock awards issued by the Company are accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. The employee compensation cost is included in net income, as reported, throughout the vesting period. Had the compensation cost of the Company’s stock-based plans been recorded consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been changed to the following pro forma amounts:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net income - as reported	$11,639	$5,654	$28,433	$17,169
Add: Restricted stock-based employee
compensation expense included in reported
net income, net of related tax effects	105	24	190	30
Deduct: Total stock-based employee
compensation expense determined under the
fair value based method for all awards, net of
related tax effects	(423)	(293)	(805)	(569)

Net income - pro forma	$11,321	$5,385	$27,818	$16,630

Basic earnings per share - as reported	$0.27	$0.13	$0.66	$0.41
Diluted earnings per share - as reported	$0.26	$0.13	$0.64	$0.40
Basic earnings per share - pro forma	$0.26	$0.13	$0.65	$0.40
Diluted earnings per share - pro forma	$0.25	$0.13	$0.63	$0.39

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which revises SFAS No. 123 and supersedes APB Opinion No. 25. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost of the award at fair value on the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. As amended by the Securities Exchange Commission in April 2005, the provisions of SFAS No. 123R are effective no later than the beginning of the first fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123R in the first quarter of 2006. The Company is evaluating the requirements of SFAS No. 123R and has not yet determined the effect of adopting SFAS No. 123R, nor has the Company determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

3.     Discontinued Operations

One store that closed during 2004 resulted in the exit from a market. SFAS No. 144 requires closed stores to be classified as discontinued operations when the operations and cash flows of the stores have been eliminated from ongoing operations. There are no discontinued operations included in operating results for 2005. During the first half of 2004, discontinued operations generated sales of $0.9 million, loss from operations of $0.2 million, income tax benefit of $0.1 million and loss from discontinued operations, net of tax benefit of $0.1 million. See Note 4 for a description of store closing costs included in loss from discontinued operations for the first half of 2004.

4.     Store Closing Charges and Impairment of Long-Lived Assets

The Company closed six stores during the first half of 2005 incurring $0.9 million of lease termination and severance costs. One more store is planned to close during the fourth quarter of 2005. Lease termination fees of $150,000 were also incurred during the first half of 2005 related to the upcoming store closing.

The Company closed seven stores during 2004, six of which were closed during the first half of 2004. Lease termination and severance costs were $0.7 million during the first half of 2004. All store closing charges are included in selling, general and administrative expenses in the Consolidated Statements of Operations, except for $154,000 in 2004 which is included in loss from discontinued operations for the 26-weeks ended July 31, 2004.

The following tables show the activity in the store closing reserve for the first half of 2005 and 2004:

	Jan. 29, 2005	Charges	Payments	July 30, 2005
Continuing operations:
Lease termination costs	$6,898	$579	$1,862	$5,615
Severance	131	469	541	59

Total store closing reserve	$7,029	$1,048	$2,403	$5,674

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Jan. 31, 2004	Charges	Payments	July 31, 2004
Continuing operations:
Lease termination costs	$8,780	$101	$1,437	$7,444
Severance	131	473	553	51
Other	105	--	105	--

	9,016	574	2,095	7,495

Discontinued operations:
Lease termination costs	159	77	236	--
Severance	19	77	96	--

	178	154	332	--

Total store closing reserve	$9,194	$728	$2,427	$7,495

The store closing reserve at July 30, 2005, January 29, 2005 and July 31, 2004 includes a current portion (in accrued liabilities) of $2.4 million, $3.0 million and $3.5 million, respectively, and a long-term portion (in other liabilities) of $3.3 million, $4.0 million and $4.0 million, respectively.

The tables below set forth the components of loss from operations for all stores closed during 2005 and 2004. The 2005 tables present the losses from the six stores that closed during the first half of 2005. The 2004 tables present the sum of the losses from the six stores that closed during the first half of 2005 and the seven stores closed during fiscal year 2004.

	Operating Results Of Closed Stores Included In:
13 weeks ended July 30, 2005:	Continuing Operations	Discontinued Operations	Total Closed Stores
Sales	$1,039	--	$1,039
Cost of sales	736	--	736

Gross profit	303	--	303
Selling, general and administrative expenses	467	--	467
Other income, net	14	--	14

Loss from operations	$(150)	--	$(150)

# of stores closed in 2005	6	--	6

13 weeks ended July 31, 2004:	Continuing Operations	Discontinued Operations	Total Closed Stores
Sales	$6,032	$--	$6,032
Cost of sales	5,089	4	5,093

Gross profit	943	(4)	939
Selling, general and administrative expenses	1,944	6	1,950
Other income, net	83	--	83

Loss from operations	$(918)	$(10)	$(928)

# of stores closed in 2005 and 2004	12	1	13

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating Results Of Closed Stores Included In:
26 weeks ended July 30, 2005:	Continuing Operations	Discontinued Operations	Total Closed Stores
Sales	$6,383	--	$6,383
Cost of sales	5,070	--	5,070

Gross profit	1,313	--	1,313
Selling, general and administrative expenses	2,679	--	2,679
Other income, net	44	--	44

Loss from operations	$(1,322)	--	$(1,322)

# of stores closed in 2005	6	--	6

26 weeks ended July 31, 2004:	Continuing Operations	Discontinued Operations	Total Closed Stores
Sales	$15,877	$942	$16,819
Cost of sales	13,687	752	14,439

Gross profit	2,190	190	2,380
Selling, general and administrative expenses	5,081	424	5,505
Other income, net	181	--	181

Loss from operations	$(2,710)	$(234)	$(2,944)

# of stores closed in 2005 and 2004	12	1	13

5.     Revolving Credit Facility

The Company has a three-year $150 million senior revolving credit agreement (the “Agreement”) with a group of lenders, with an initial term ending July 2006. Under the terms of the Agreement, the Company has the option to increase the facility by an additional $25 million and to extend the terms for an additional year. The Company had stand-by letters of credit of $7.0 million at July 30, 2005. At July 30, 2005 there were no direct borrowings under the credit facility and no Event of Default existed under the terms of the Agreement.

6.     Stockholders’ Equity and Earnings Per Share

During the first half of 2005, the Company repurchased 296,550 shares of its common stock in the open market at a cost of $6.6 million. As of July 30, 2005, there are 1,697,650 shares which can be repurchased pursuant to the Board of Directors’ current authorization.

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding plus common stock equivalents related to stock options for each period.

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000‘s):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Weighted-average number of common shares	43,299	42,148	43,102	42,074
Stock options	1,166	730	1,232	596

Weighted-average number of common shares
plus common stock equivalents	44,465	42,878	44,334	42,670

Stein Mart, Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

This document includes a number of forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. Wherever used, the words “plan”, “expect”, “anticipate”, “believe”, “estimate” and similar expressions identify forward looking statements.

Any such forward-looking statements contained in this document are subject to risks and uncertainties that could cause the Company’s actual results of operations to differ materially from historical results or current expectations. These risks include, without limitation, ongoing competition from other retailers many of whom are larger and have greater financial and marketing resources, the availability of suitable new store sites at acceptable lease terms, ability to successfully implement strategies to exit or improve under-performing stores, changing preferences in apparel, changes in consumer spending due to current events and/or general economic conditions, the effectiveness of advertising, marketing and promotional strategies, adequate sources of merchandise at acceptable prices, and the Company’s ability to attract and retain qualified employees to support planned growth.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make clear that any projected results expressed or implied therein will not be realized.

Overview

Stein Mart’s 259 stores offer the fashion merchandise, service and presentation of a better department or specialty store, at prices competitive with off-price retail chains. Currently with locations from California to New York, Stein Mart’s focused assortment of merchandise features moderate to designer brand-name apparel for women, men and young children, as well as accessories, gifts, linens and shoes. Management believes that Stein Mart differentiates itself from typical off-price retailers by offering: (i) current-season merchandise carried by better department and specialty stores at value prices, (ii) a stronger merchandising “statement,” with more depth of color and size, and (iii) merchandise presentation more comparable to other upscale retailers.

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

During the second quarter ended July 30, 2005, comparable store sales increased 3.0% on top of last year’s 10.3% gain. Better-than-expected full-price selling of the seasonal transition merchandise assortment, coupled with an accelerated clearance program, resulted in net income more than doubling to $11.6 million compared to $5.7 million in the year ago quarter. The largest contributor to improved net income was gross profit, which increased to $96.3 million from $83.9 million in the year ago quarter. As a percent of net sales, gross profit increased primarily from higher initial mark-up and decreased markdowns. Selling, general and administrative expenses, as a percent of net sales, decreased 0.3 percentage point due to better expense productivity. On an average stores basis, inventories were approximately flat compared to last year.

During the first half of 2005, comparable store sales increased 3.1% on top of last year’s 11.1% gain. Again, the sales improvement came from more full-price selling and a more productive clearance cycle. Net income increased 65% to $28.4 million from $17.2 million last year. Gross profit increased to $208.0 million compared to $182.7 million in 2004. As a percent of net sales, gross profit increased primarily from higher initial mark-up and decreased markdowns. The Company’s performance has also benefited from closing seven under-performing stores in 2004 and six in the first half of 2005. These stores had operating losses of $1.3 million and $2.9 million in the first half of 2005 and 2004, respectively.

Stein Mart, Inc.

Our progress each quarter is the direct result of the traction we continue to gain from:

•	focusing our fashion assortments,
•	tailoring our merchandise delivery and promotional timetables to a higher freshness level,
•	targeting our marketing efforts, and
•	improving the quality of our store real estate portfolio.

Outlook

During the third quarter of 2005, the Company will continue to focus on the following:

•	Increase comparable store sales in the mid-single-digit range
•	Improve gross margin as a result of fewer markdowns on a larger percentage of current merchandise
•	Maintain a strong cash position with no debt, expected annual capital expenditures of approximately $30 million, payment of a quarterly dividend to shareholders, and continued repurchasing of Company stock.

Stores

There were 259 stores open as of July 30, 2005 and 257 as of July 31, 2004. A total of eight new stores, including one relocation, are planned to open in 2005 and a total of seven stores will close in 2005.

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Stores at beginning of period	258	258	261	261
Stores opened during the period	2	1	4	2
Stores closed during the period	(1)	(2)	(6)	(6)

Stores at the end of period	259	257	259	257

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Operations expressed as a percentage of the Company’s net sales (numbers may not add due to rounding):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	71.4	73.8	71.0	73.3

Gross profit	28.6	26.2	29.0	26.7
Selling, general and administrative expenses	24.2	24.5	23.8	23.7
Other income, net	1.1	1.1	1.1	1.0

Income from operations	5.4	2.8	6.3	4.1
Interest income	0.1	--	0.1	--
Interest expense	--	--	--	--

Income from continuing operations before income	5.6	2.8	6.4	4.1
taxes
Provision for income taxes	2.1	1.1	2.4	1.6

Income from continuing operations	3.5	1.8	4.0	2.5
Loss from discontinued operations, net of tax
benefit	--	--	--	--

Net income	3.5%	1.8%	4.0%	2.5%

Stein Mart, Inc.

Store Closings

The Company closed six stores during the first half of 2005 and plans to close one more store during the fourth quarter of 2005. Seven stores were closed during 2004, six of which were closed during the first half of 2004. One store that closed during 2004 resulted in the exit from a market and, in accordance with SFAS No. 144, is classified as discontinued operations as cash flows from this store have been eliminated from ongoing operations.

Sales and operating losses for the six stores closed in 2005 and the seven stores closed during fiscal year 2004 are shown below for the 13 weeks and 26 weeks ended July 30, 2005 and July 31, 2004. Included in the 2004 column are operating results of the seven stores closed in 2004, in addition to six stores closed in 2005.

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Sales from closed stores:
Included in continuing operations	$1,039	$6,032	$6,383	$15,877
Included in discontinued operations	--	--	--	942

	$1,039	$6,032	$6,383	$16,819

Operating losses from closed stores:
Included in continuing operations	$(150)	$(918)	$(1,322)	$(2,710)
Included in discontinued operations	--	(10)	--	(234)

	$(150)	$(928)	$(1,322)	$(2,944)

Operating losses from closed stores include the following store closing and asset impairment (recovery) charges:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Continuing operations:
Lease termination costs	$--	$101	$429	$101
Asset impairment (recovery) charges	--	(245)	--	(245)
Severance	98	130	469	473
Other	--	82	--	141

	98	68	898	470

Discontinued operations:
Lease termination costs	--	--	--	77
Severance	--	--	--	77

	--	--	--	154

Total	$98	$68	$898	$624

Continuing Operations

For the 13 weeks ended July 30, 2005 compared to the 13 weeks ended July 31, 2004

The 5.1% total increase in net sales for the 13 weeks ended July 30, 2005 from the same 2004 period reflects a 3.0% increase in net sales from comparable stores and the opening of four new stores and the closing of six stores during the first half of 2005.

Gross profit for the 13 weeks ended July 30, 2005 was $96.3 million or 28.6 percent of net sales, a 2.4 percentage point increase over gross profit of $83.9 million or 26.2 percent of net sales for the second quarter of 2004. Mark-up improved 1.2 percentage point, markdowns decreased by 1.0 percentage point, shrinkage expense decreased 0.1 percentage point and occupancy costs decreased 0.1 percentage point.

Stein Mart, Inc.

Selling, general and administrative (“SG&A”) expenses were $81.5 million or 24.2 percent of net sales for the 13 weeks ended July 30, 2005, as compared to $78.4 million or 24.5 percent of net sales for the same 2004 quarter. The 0.3 percentage point decrease in SG&A expenses as a percent of net sales is primarily due to the leveraging of expenses as a result of the 3.0 percent increase in comparable store sales.

The Company earned interest income of $433,000 and $73,000 on its cash and short-term investments during the second quarter of 2005 and 2004, respectively.

For the 26 weeks ended July 30, 2005 compared to the 26 weeks ended July 31, 2004

The 4.9% total increase in net sales for the 26 weeks ended July 30, 2005 from the same 2004 period reflects a 3.1% increase in net sales from comparable stores, the opening of four new stores and the closing of six stores.

Gross profit for the 26 weeks ended July 30, 2005 was $208.0 million or 29.0 percent of net sales a 2.3 percentage point increase over gross profit of $182.7 million or 26.7 percent of net sales for the first half of 2004. Mark-up improved 1.1 percentage point, markdowns decreased 0.9 percentage point, shrinkage expense decreased 0.2 percentage point and occupancy costs decreased 0.1 percentage point.

Selling, general and administrative (“SG&A”) expenses were $170.5 million or 23.8 percent of net sales for the 26 weeks ended July 30, 2005, as compared to $161.9 million or 23.7 percent of net sales for the same 2004 period. The 0.1 percentage point increase in SG&A expenses as a percent of net sales is primarily due to higher store closing charges in the first half of 2005 compared to the first half of 2004. Included in SG&A expenses for the first half of 2005 are store closing charges of $1.2 million, including $0.1 million in lease termination fees related to a future store closing. Store closing charges, net of asset impairment recoveries, were $0.5 million for the first half of 2004.

The Company earned interest income of $827,000 and $73,000 on its cash and short-term investments during the first half of 2005 and 2004, respectively. The Company has not borrowed on its revolving credit agreement since the first quarter of 2004.

Liquidity and Capital Resources

The Company’s primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company’s working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of July 30, 2005, the Company had $18.9 million in cash and cash equivalents and $76.0 million in short-term investments.

Net cash provided by operating activities was $15.3 million for the first half of 2005 compared to $58.5 million for the first half of 2004. More cash was used by operating activities during the first half of 2005 compared to the first half of 2004 primarily due to a $26.3 million decrease in accounts payable during the first half of 2005 compared to a $17.4 million increase in accounts payable during the first half of 2004. This significant change in accounts payable is due to an increase in the year-end 2004 accounts payable balance compared to the year-end 2003 balance resulting from more current merchandise receipts at the end 2004.

Net cash used in investing activities was $19.4 million for the first half of 2005 compared to $27.8 million for the first half of 2004. Cash provided by operations during the first half of 2004 and 2005 enabled the Company to invest in short-term investments. Capital expenditures, primarily for the acquisition of store fixtures, equipment and leasehold improvements and information system enhancements, were $15.9 million and $9.8 million for the first half of 2005 and 2004, respectively. Capital expenditures were higher in the first half of 2005 compared to the first half of 2004 due primarily to enhancements to the point of sale system and remodeling costs for existing

Stein Mart, Inc.

stores. Total 2005 capital expenditures, which include ongoing enhancements to the point of sale system and inventory management system developments, are anticipated to be approximately $30 million.

Net cash provided by financing activities was $2.8 million during first half of 2005 compared to net cash used in financing activities of $21.6 million during the first half of 2004. More cash was used in financing activities during the first half of 2004 as a result of the Company eliminating borrowings under its revolving credit agreement. In May 2005, the Company announced an annual cash dividend of $0.25 per share, to be paid quarterly. The first dividend payment of $0.0625 per share was paid in June 2005. In August 2005, the Board of Directors approved the second quarterly dividend of $0.0625 per share which will be paid in September 2005.

The Company has a $150 million senior revolving credit agreement with a group of lenders, with an initial term ending July 2006. Borrowings are based on and secured by eligible inventory and certain other assets. At July 30, 2005 there were no direct borrowings under the credit facility and no Event of Default existed under terms of the Agreement.

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

Contractual Obligations

To facilitate an understanding of the Company’s contractual obligations, the following payments due by period data is provided:

	Total	Less than 1 Year	1 - 2 Years	3 - 5 Years	After 5 Years
Operating leases	$379,696	$65,158	$60,924	$143,734	$109,880

At July 30, 2005, the Company had no direct borrowings on its credit facility. Other long-term liabilities on the balance sheet include deferred income taxes, deferred compensation and other long-term liabilities that do not have specific due dates, so are excluded from the preceding table. Other long-term liabilities also include long-term store closing reserves, a component of which is future minimum payments under non-cancelable leases for closed stores, net of estimated sublease income. These future minimum lease payments total $15.3 million and are included in the above table.

Off-Balance Sheet Arrangements

The Company has outstanding standby letters of credit totaling $7.0 million securing certain insurance programs at July 30, 2005. If certain conditions occurred under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements that could affect the financial condition of the Company.

Seasonality

The Company’s business is seasonal in nature with a higher percentage of the Company’s merchandise sales and earnings generated in the fall and holiday selling seasons. Accordingly, selling, general and administrative expenses are typically higher as a percent of net sales during the first three quarters of each year.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate risk primarily through borrowings under its revolving credit facility. The Company eliminated borrowings under its credit facility during the first quarter of 2004 and, at July 30, 2005, had no direct borrowings on its credit facility.

Stein Mart, Inc.

Item 4.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 30, 2005. There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended July 30, 2005 that have affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended July 30, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES
Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2005 - May 28, 2005	100,000	$24.19	100,000	1,697,650
May 29, 2005 - July 2, 2005	--	--	--	1,697,650
July 3, 2005 - July 30, 2005	--	--	--	1,697,650

Total	100,000	$24.19	100,000

(1)	Monthly information is presented by reference to the Company’s fiscal months during the period covered by this Quarterly Report on Form 10-Q.

(2)	The Company’s Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by a Board authorization to repurchase 2.5 million shares of common stock announced on March 5, 2001 which does not have an expiration date.

Stein Mart, Inc.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Stein Mart, Inc. was held on June 7, 2005. At the meeting, the stockholders elected all of the Company's directors to serve for one-year terms. The vote for each nominee for director was as follows:

Name of Director	Votes For	Votes Withheld
Alvin R. Carpenter	40,810,987	137,013
Linda McFarland Farthing	36,740,751	4,207,249
Michael D. Fisher	37,929,363	3,018,637
Mitchell W. Legler	37,574,958	3,373,042
Michael D. Rose	40,446,917	501,083
Richard L. Sisisky	37,442,674	3,505,326
Jay Stein	37,911,503	3,036,497
Martin E. Stein, Jr	39,498,406	1,449,594
J. Wayne Weaver	40,811,299	136,701
John H. Williams, Jr	37,911,568	3,036,432
James H. Winston	37,440,142	3,507,858

The stockholders also voted to approve the Stein Mart, Inc. Management Incentive Compensation Plan. The vote was 37,558,030 for, 363,155 against and 401,161 abstentions.

Item 6.	Exhibits

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

Stein Mart, Inc.
Date: September 7, 2005	By: /s/ Michael D. Fisher
Michael D. Fisher
President and Chief Executive Officer
/s/ James G. Delfs
James G. Delfs
Senior Vice President and Chief
Financial Officer