Form 10-Q
period 2005-10-29
STEIN MART INC
filed 2005-12-07
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-20052

STEIN MART, INC.

(Exact name of registrant as specified in its charter)

Florida	64-0466198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1200 Riverplace Blvd., Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (904) 346-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At November 26, 2005, the latest practicable date, the Registrant had issued and outstanding an aggregate of 43,721,999 shares of its common stock.

STEIN MART, INC.

Stein Mart, Inc.

Consolidated Balance Sheets

(In thousands)

	October 29, 2005	January 29, 2005	October 30, 2004
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,866	$20,250	$26,146
Short-term investments	65,895	72,475	9,000
Trade and other receivables	1,820	5,852	3,934
Inventories	313,332	277,164	322,664
Prepaid expenses and other current assets	21,696	13,010	22,418

Total current assets	430,609	388,751	384,162
Property and equipment, net	81,901	71,048	74,112
Other assets	14,915	14,781	15,011

Total assets	$527,425	$474,580	$473,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,922	$99,163	$135,391
Accrued liabilities	71,827	73,257	69,437
Income taxes payable	—	5,089	—

Total current liabilities	195,749	177,509	204,828
Other liabilities	21,794	20,561	20,114

Total liabilities	217,543	198,070	224,942
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 43,759,295, 42,880,031 and 42,494,654 shares issued and outstanding, respectively	438	429	425
Paid-in capital	26,563	14,340	8,865
Unearned compensation	(3,829)	(603)	(454)
Retained earnings	286,710	262,344	239,507

Total stockholders’ equity	309,882	276,510	248,343

Total liabilities and stockholders’ equity	$527,425	$474,580	$473,285

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net sales	$336,537	$330,432	$1,054,256	$1,014,664
Cost of merchandise sold	253,486	254,228	763,254	755,802

Gross profit	83,051	76,204	291,002	258,862
Selling, general and administrative expenses	85,057	82,884	255,532	244,818
Other income, net	3,749	3,293	11,306	10,460

Income (loss) from operations	1,743	(3,387)	46,776	24,504
Interest income, net	509	108	1,336	142

Income (loss) from continuing operations before income taxes	2,252	(3,279)	48,112	24,646
Income tax (provision) benefit	(856)	1,246	(18,283)	(9,365)

Income (loss) from continuing operations	1,396	(2,033)	29,829	15,281
Loss from discontinued operations, net of tax benefit	—	—	—	(145)

Net income (loss)	$1,396	$(2,033)	$29,829	$15,136

Basic income (loss) per share:
Continuing operations	$0.03	$(0.05)	$0.69	$0.36
Discontinued operations	—	—	—	—

Total	$0.03	$(0.05)	$0.69	$0.36

Diluted income (loss) per share:
Continuing operations	$0.03	$(0.05)	$0.67	$0.36
Discontinued operations	—	—	—	—

Total	$0.03	$(0.05)	$0.67	$0.36

Weighted-average shares outstanding – Basic	43,553	42,394	43,252	42,181

Weighted-average shares outstanding – Diluted	44,605	42,394	44,424	42,578

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For The 39 Weeks Ended
	October 29, 2005	October 30, 2004
Cash flows from operating activities:
Net income	$29,829	$15,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,973	14,054
Impairment (recovery) of property and other assets	531	(245)
Store closing charges	452	1,340
Deferred income taxes	1,381	966
Restricted stock compensation	516	80
Tax benefit from exercise of stock options	4,595	1,009
Changes in assets and liabilities:
Trade and other receivables	4,032	293
Inventories	(36,168)	(39,285)
Prepaid expenses and other current assets	(8,771)	(8,890)
Other assets	(1,281)	(1,134)
Accounts payable	24,759	70,273
Accrued liabilities	(2,902)	8,410
Income taxes payable	(5,089)	—
Other liabilities	478	(2,769)

Net cash provided by operating activities	27,335	59,238

Cash flows from investing activities:
Capital expenditures	(24,731)	(15,535)
Purchases of short-term investments	(1,379,420)	(465,100)
Sales of short-term investments	1,386,000	456,100

Net cash used in investing activities	(18,151)	(24,535)

Cash flows from financing activities:
Net payments under notes payable to banks	—	(24,962)
Dividends paid	(5,463)	—
Proceeds from exercise of stock options	15,157	4,034
Proceeds from employee stock purchase plan	499	406
Purchases of common stock	(11,761)	—

Net cash used in financing activities	(1,568)	(20,522)

Net increase in cash and cash equivalents	7,616	14,181
Cash and cash equivalents at beginning of year	20,250	11,965

Cash and cash equivalents at end of period	$27,866	$26,146

Supplemental disclosures of cash flow information:
Income taxes paid	$24,896	$15,709
Interest paid	—	64

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

October 29, 2005

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

The Company has reclassified its auction rate securities of $9.0 million, previously classified in “Cash and cash equivalents,” as “Short-term investments” on the Consolidated Balance Sheet as of October 30, 2004 to be consistent with the classification in the consolidated financial statements for the year ended January 29, 2005. Corresponding adjustments have been made to the prior period’s Consolidated Statement of Cash Flows to reflect purchases and sales of auction rate securities as investing, rather than as a component of cash and cash equivalents. Certain other reclassifications have also been made to the 2004 consolidated financial statements to conform to the 2005 presentation.

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

	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net income (loss) – as reported	$1,396	$(2,033)	$29,829	$15,136

Add: Restricted stock-based employee compensation expense included in reported net income (loss), net of related tax effects	130	20	320	50

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(421)	(259)	(1,226)	(828)

Net income (loss) – pro forma	$1,105	$(2,272)	$28,923	$14,358

Basic earnings (loss) per share – as reported	$0.03	$(0.05)	$0.69	$0.36
Diluted earnings (loss) per share – as reported	$0.03	$(0.05)	$0.67	$0.36
Basic earnings (loss) per share – pro forma	$0.03	$(0.05)	$0.67	$0.34
Diluted earnings (loss) per share – pro forma	$0.02	$(0.05)	$0.65	$0.34

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities Exchange Commission amended the compliance date to the first annual period beginning after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R in the first quarter of 2006. The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 29, 2006, and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of its pro-forma disclosures. Thus, the Company will not restate the results of prior periods. The Company expects the effects of applying the modified prospective transition method to outstanding and unvested awards as of the effective date to be immaterial.

3. Discontinued Operations

One store that closed during 2004 resulted in the exit from a market. SFAS No. 144 requires closed stores to be classified as discontinued operations when the operations and cash flows of the stores have been eliminated from ongoing operations. There are no discontinued operations included in operating results for 2005. During the first 39 weeks of 2004, discontinued operations generated sales of $0.9 million, loss from operations of $0.2 million, income tax benefit of $0.1 million and loss from discontinued operations, net of tax benefit of $0.1 million. See Note 4 for a description of store closing costs included in loss from discontinued operations for the first 39 weeks of 2004.

4. Store Closing Charges

The Company closed six stores during the first 39 weeks of 2005 incurring $1.0 million of lease termination and severance costs. Seven stores were closed during 2004, all of which were closed during the first 39 weeks of 2004. Lease termination and severance costs were $1.8 million during the first 39 weeks of 2004. All store closing charges are included in selling, general and administrative expenses in the Consolidated Statements of Operations, except for $154,000 in 2004 which is included in loss from discontinued operations for the 39 weeks ended October 30, 2004.

The following tables show the activity in the store closing reserve for the first 39 weeks of 2005 and 2004:

	Jan. 29, 2005	Charges	Payments	Oct. 29, 2005
Continuing operations:
Lease termination costs	$6,898	$579	$2,272	$5,205
Severance	131	471	602	—

Total store closing reserve	$7,029	$1,050	$2,874	$5,205

	Jan. 31, 2004	Charges	Payments	Oct. 30, 2004
Continuing operations:
Lease termination costs	$8,780	$1,028	$2,314	$7,494
Severance	131	579	580	130
Other	105	—	105	—

	9,016	1,607	2,999	7,624

Discontinued operations:
Lease termination costs	159	77	236	—
Severance	19	77	96	—

	178	154	332	—

Total store closing reserve	$9,194	$1,761	$3,331	$7,624

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The store closing reserve at October 29, 2005, January 29, 2005 and October 30, 2004 includes a current portion (in accrued liabilities) of $2.1 million, $3.0 million and $3.1 million, respectively, and a long-term portion (in other liabilities) of $3.1 million, $4.0 million and $4.5 million, respectively.

The tables below set forth the components of loss from operations for all stores closed during 2005 and 2004. The 2005 tables present the losses from the six stores that closed during the first 39 weeks of 2005. The 2004 tables present the sum of the losses from the six stores that closed during the first 39 weeks of 2005 and the seven stores closed during fiscal year 2004. Operating results of closed stores are as follows:

	13 weeks ended October 29, 2005			13 weeks ended October 30, 2004
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Sales	$—	$—	$—	$5,682	$—	$5,682
Cost of sales	47	—	47	5,137	—	5,137

Gross profit	(47)	—	(47)	545	—	545
SG&A expenses	43	—	43	2,728	—	2,728
Other income, net	1	—	1	64	—	64

Loss from operations	$(89)	$—	$(89)	$(2,119)	$—	$(2,119)

# stores closed	6	—	6	12	1	13

	39 weeks ended October 29, 2005			39 weeks ended October 30, 2004
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Sales	$6,383	$—	$6,383	$21,558	$942	$22,500
Cost of sales	5,414	—	5,414	19,084	752	19,836

Gross profit	969	—	969	2,474	190	2,664
SG&A expenses	2,873	—	2,873	7,809	424	8,233
Other income, net	45	—	45	245	—	245

Loss from operations	$(1,859)	$—	$(1,859)	$(5,090)	$(234)	$(5,324)

# stores closed	6	—	6	12	1	13

5. Revolving Credit Facility

The Company has a three-year $150 million senior revolving credit agreement (the “Agreement”) with a group of lenders, with an initial term ending July 2006. Under the terms of the Agreement, the Company has the option to increase the facility by an additional $25 million and to extend the terms for an additional year. The Company had stand-by letters of credit of $7.0 million at October 29, 2005. At October 29, 2005 there were no direct borrowings under the credit facility and no Event of Default existed under the terms of the Agreement.

6. Stockholders’ Equity and Earnings Per Share

During the first 39 weeks of 2005, the Company repurchased 536,550 shares of its common stock in the open market at a cost of $11.8 million. As of October 29, 2005, there are 1,457,650 shares which can be repurchased pursuant to the Board of Directors’ current authorization.

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding plus common stock equivalents related to stock options for each period. Common stock equivalents are not included in the diluted loss per share calculations for the 13 weeks ended October 30, 2004 because they are anti-dilutive.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A reconciliation of weighted-average number of common shares to weighted-average number of common shares plus common stock equivalents is as follows (000’s):

	13 Weeks Ended		39 Weeks Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
Weighted-average number of common shares	43,553	42,394	43,252	42,181
Stock options	1,052	—	1,172	397

Weighted-average number of common shares plus common stock equivalents	44,605	42,394	44,424	42,578

Stein Mart, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document includes a number of forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. Wherever used, the words “plan”, “expect”, “anticipate”, “believe”, “estimate” and similar expressions identify forward looking statements.

Any such forward-looking statements contained in this document are subject to risks and uncertainties that could cause the Company’s actual results of operations to differ materially from historical results or current expectations. These risks include, without limitation, ongoing competition from other retailers many of whom are larger and have greater financial and marketing resources, the availability of suitable new store sites at acceptable lease terms, ability to successfully implement strategies to exit or improve under-performing stores, changing preferences in apparel, changes in consumer spending due to current events and/or general economic conditions, the effectiveness of advertising, marketing and promotional strategies, adequate sources of merchandise at acceptable prices, disruption of the Company’s distribution system, unanticipated weather conditions and unseasonable weather, acts of terrorism, and the Company’s ability to attract and retain qualified employees to support planned growth.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make clear that any projected results expressed or implied therein will not be realized.

Overview

Stein Mart’s 262 stores offer the fashion merchandise, service and presentation of a better department or specialty store, at prices competitive with off-price retail chains. Currently with locations in 30 states from California to New York, Stein Mart’s focused assortment of merchandise features moderate to designer brand-name apparel for women, men and young children, as well as accessories, gifts, linens and shoes. Management believes that Stein Mart differentiates itself from typical off-price retailers by offering: (i) current-season merchandise carried by better department and specialty stores at value prices, (ii) a stronger merchandising “statement,” with more depth of color and size, and (iii) merchandise presentation more comparable to other upscale retailers.

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

During the third quarter of 2005, the Company had net income of $1.4 million compared to a net loss of $(2.0) million in the third quarter of 2004. Earnings improvements have continued as a result of productivity initiatives implemented over the past three years. Comparable store sales increased 0.4 percent from the third quarter of 2004. Management estimates that $5.7 million in sales were lost during the third quarter due to stores that were closed at least one day due to hurricane activity during the quarter. Gross profit was favorably impacted by improved mark-up and decreased markdowns. Selling, general and administrative (“SG&A”) expenses, as a percent of net sales, increased 0.2 percentage point primarily due to lack of leverage resulting from the 0.4 percent increase in comparable store sales. On an average store basis, inventories were down 3.6 percent at the end of the quarter compared to last year.

During the first 39 weeks of 2005, net income nearly doubled from $15.1 million for the first 39 weeks of 2004 to $29.8 million for the first 39 weeks of 2005. Comparable store sales increased 2.3 percent from the first 39 weeks of 2004. Gross profit increased to $291.0 million compared to $258.9 million in 2004. As a percent of net sales, gross profit increased primarily from improved mark-up and decreased markdowns. SG&A expenses, as a percent of net sales, increased 0.1 percentage point primarily due to increased advertising expenses. The Company’s performance has also benefited from closing six under-performing stores in the first 39 weeks of 2005 and seven in 2004. These stores had operating losses of $1.9 million and $5.3 million in the first 39 weeks of 2005 and 2004, respectively.

Stein Mart, Inc.

Our progress each quarter is the direct result of the traction we continue to gain from:

•	focusing our fashion assortments,

•	tailoring our merchandise delivery and promotional timetables to a higher freshness level,

•	targeting our marketing efforts, and

•	improving the quality of our store real estate portfolio.

Outlook

During the fourth quarter of 2005, the Company anticipates:

•	Comparable store sales to be flat to slightly down when compared to double-digit comparable store sales increases from December and January last year

•	A strong cash position with no debt, expected annual capital expenditures of approximately $30 million, and continued repurchasing of Company stock.

Stores

There were 262 stores open as of October 29, 2005 and 260 as of October 30, 2004. The 2005 new store-opening program of eight stores (including one relocation) is completed. Six under-performing stores have been closed in 2005 and another will complete its closing in early 2006.

	13 Weeks Ended		39 Weeks Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
Stores at beginning of period	259	257	261	261
Stores opened during the period	3	4	7	6
Stores closed during the period	—	(1)	(6)	(7)

Stores at the end of period	262	260	262	260

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Operations expressed as a percentage of the Company’s net sales (numbers may not add due to rounding):

	13 Weeks Ended		39 Weeks Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	75.3	76.9	72.4	74.5

Gross profit	24.7	23.1	27.6	25.5
Selling, general and administrative expenses	25.3	25.1	24.2	24.1
Other income, net	1.1	1.0	1.1	1.0

Income (loss) from operations	0.5	(1.0)	4.4	2.4
Interest income, net	0.2	—	0.1	—

Income (loss) from continuing operations before income taxes	0.7	(1.0)	4.6	2.4
Income tax (provision) benefit	(0.3)	0.4	(1.7)	(0.9)

Income (loss) from continuing operations	0.4	(0.6)	2.8	1.5
Loss from discontinued operations, net of tax benefit	—	—	—	—

Net income (loss)	0.4%	(0.6)%	2.8%	1.5%

Stein Mart, Inc.

Store Closings

The Company closed six under-performing stores during the first 39 weeks of 2005 and will close one more in early 2006. Seven stores were closed during 2004, all of which were closed during the first 39 weeks of 2004. One store that closed during 2004 resulted in the exit from a market and, in accordance with SFAS No. 144, is classified as discontinued operations as cash flows from this store have been eliminated from ongoing operations.

Sales and operating losses for the six stores closed in 2005 and the seven stores closed during fiscal year 2004 are shown below for the 13 weeks and 39 weeks ended October 29, 2005 and October 30, 2004. Included in the 2004 column are operating results of the seven stores closed in 2004, in addition to six stores closed in 2005.

	13 Weeks Ended		39 Weeks Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
Sales from closed stores:
Included in continuing operations	$—	$5,682	$6,383	$21,558
Included in discontinued operations	—	—	—	942

	$—	$5,682	$6,383	$22,500

Operating losses from closed stores:
Included in continuing operations	$(89)	$(2,119)	$(1,859)	$(5,090)
Included in discontinued operations	—	—	—	(234)

	$(89)	$(2,119)	$(1,859)	$(5,324)

Operating losses from closed stores include the following store closing and asset impairment (recovery) charges:

	13 Weeks Ended		39 Weeks Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
Continuing operations:
Lease termination costs	$—	$927	$579	$1,028
Asset impairment (recovery) charges	—	—	—	(245)
Severance	2	106	471	579
Other	—	30	—	171

	2	1,063	1,050	1,533

Discontinued operations:
Lease termination costs and severance	—	—	—	154

Total	$2	$1,063	$1,050	$1,687

Continuing Operations

For the 13 weeks ended October 29, 2005 compared to the 13 weeks ended October 30, 2004

The 1.8 percent total increase in net sales for the 13 weeks ended October 29, 2005 from the same 2004 period reflects a 0.4 percent increase in net sales from comparable stores and the opening of seven new stores and the closing of six stores during the first 39 weeks of 2005.

Gross profit for the 13 weeks ended October 29, 2005 was $83.1 million or 24.7 percent of net sales, a 1.6 percentage point increase over gross profit of $76.2 million or 23.1 percent of net sales for the third quarter of 2004. Mark-up improved 1.1 percentage point, markdowns decreased by 0.6 percentage point, shrinkage expense decreased 0.1 percentage point and occupancy costs increased 0.2 percentage point.

Stein Mart, Inc.

SG&A expenses were $85.1 million or 25.3 percent of net sales for the 13 weeks ended October 29, 2005, as compared to $82.9 million or 25.1 percent of net sales for the same 2004 quarter. Included in SG&A expenses for the third quarter of 2005 and 2004 are store closing and asset impairment charges of $0.3 million and $1.1 million, respectively. The 0.2 percentage point increase in SG&A expenses as a percent of net sales is primarily due to a lack of leveraging expenses as a result of the 0.4 percent increase in comparable store sales.

The Company earned interest income of $509,000 and $108,000 on its cash and short-term investments during the third quarter of 2005 and 2004, respectively.

For the 39 weeks ended October 29, 2005 compared to the 39 weeks ended October 30, 2004

The 3.9 percent total increase in net sales for the 39 weeks ended October 29, 2005 from the same 2004 period reflects a 2.3 percent increase in net sales from comparable stores, the opening of seven new stores and the closing of six stores during the first 39 weeks of 2005.

Gross profit for the 39 weeks ended October 29, 2005 was $291.0 million or 27.6 percent of net sales, a 2.1 percentage point increase over gross profit of $258.9 million or 25.5 percent of net sales for the first 39 weeks of 2004. Mark-up improved 1.1 percentage point, markdowns decreased 0.8 percentage point and shrinkage expense decreased 0.2 percentage point.

SG&A expenses were $255.5 million or 24.2 percent of net sales for the 39 weeks ended October 29, 2005, as compared to $244.8 million or 24.1 percent of net sales for the same 2004 period. Included in SG&A expenses for the first 39 weeks of 2005 and 2004 are store closing and asset impairment charges of $1.6 million and $1.5 million, respectively. The 0.1 percentage point increase in SG&A expenses as a percent of net sales is primarily due to increased advertising expenses.

The Company earned interest income of $1.3 million on its cash and short-term investments during the first 39 weeks of 2005. Interest income of $142,000 (net of $39,000 interest expense) was earned during the 39 weeks ended October 30, 2004. The Company has not borrowed on its revolving credit agreement since the first quarter of 2004.

Liquidity and Capital Resources

The Company’s primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company’s working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of October 29, 2005, the Company had $27.9 million in cash and cash equivalents and $65.9 million in short-term investments.

Net cash provided by operating activities was $27.3 million for the first 39 weeks of 2005 compared to $59.2 million for the first 39 weeks of 2004. More cash was used by operating activities during the first 39 weeks of 2005 compared to the first 39 weeks of 2004 primarily due to a $24.8 million increase in accounts payable during the first 39 weeks of 2005 compared to a $70.3 million increase during the first 39 weeks of 2004. A significant increase in accounts payable occurred at year-end 2004 as a result of merchandise receipts being more current. Merchandise inventories have continued to be more current throughout 2005.

Net cash used in investing activities was $18.2 million for the first 39 weeks of 2005 compared to $24.5 million for the first 39 weeks of 2004. Cash provided by operations during the first 39 weeks of 2004 and 2005 enabled the Company to invest in short-term investments. Capital expenditures, primarily for the acquisition of store fixtures, equipment and leasehold improvements and information system enhancements, were $24.7 million and $15.5 million for the first 39 weeks of 2005 and 2004, respectively. Capital expenditures were higher in 2005 compared to 2004 due primarily to enhancements to the point of sale system and remodeling costs for existing stores. Total 2005 capital expenditures, which include ongoing enhancements to the point of sale system and inventory management system developments, are anticipated to be approximately $30 million.

Stein Mart, Inc.

Net cash used in financing activities was $1.6 million during first 39 weeks of 2005 compared to $20.5 million during the first 39 weeks of 2004. More cash was used in financing activities during 2004 as a result of the Company eliminating borrowings under its revolving credit agreement. In May 2005, the Company announced an annual cash dividend of $0.25 per share, to be paid quarterly. Quarterly dividend payments of $0.0625 per share were paid in June and September 2005. In December 2005, the Company declared a third quarterly dividend of $0.0625 per share which will be paid on December 23, 2005.

The Company has a $150 million senior revolving credit agreement with a group of lenders, with an initial term ending July 2006. Borrowings are based on and secured by eligible inventory and certain other assets. At October 29, 2005 there were no direct borrowings under the credit facility and no Event of Default existed under terms of the Agreement.

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

Contractual Obligations

To facilitate an understanding of the Company’s contractual obligations, the following payments due by period is provided:

	Total	Less than 1 Year	1 – 2 Years	3 – 5 Years	After 5 Years
Operating leases	$374,774	$65,897	$61,244	$142,968	$104,665

At October 29, 2005, the Company had no direct borrowings under its credit facility. Other long-term liabilities on the balance sheet include deferred income taxes, deferred compensation and other long-term liabilities that do not have specific due dates and therefore are excluded from the preceding table. Other long-term liabilities also include long-term store closing reserves, a component of which is future minimum payments under non-cancelable leases for closed stores, net of estimated sublease income. These future minimum lease payments total $14.8 million and are included in the above table.

Off-Balance Sheet Arrangements

The Company has outstanding standby letters of credit totaling $7.0 million securing certain insurance programs at October 29, 2005. If certain conditions occurred under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements that could affect the financial condition of the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate risk primarily through borrowings under its revolving credit facility. The Company eliminated borrowings under its credit facility during the first quarter of 2004 and, at October 29, 2005, had no direct borrowings under its credit facility.

Stein Mart, Inc.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 29, 2005. There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the quarter ended October 29, 2005 that have affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended October 29, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 31, 2005 – August 27, 2005	40,000	$22.54	40,000	1,657,650
August 28, 2005 – October 1, 2005	200,000	$21.42	200,000	1,457,650
October 2, 2005 – October 29, 2005	—	—	—	1,457,650

Total	240,000	$21.61	240,000

(1)	Monthly information is presented by reference to the Company’s fiscal months during the period covered by this Quarterly Report on Form 10-Q.
(2)	The Company’s Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by a Board authorization to repurchase 2.5 million shares of common stock announced on March 5, 2001 which does not have an expiration date.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stein Mart, Inc.

Date: December 6, 2005	By:	/s/ Michael D. Fisher
Michael D. Fisher
President and Chief Executive Officer

/s/ James G. Delfs
James G. Delfs
Senior Vice President and Chief Financial Officer