Form 10-Q
period 2006-04-29
STEIN MART INC
filed 2006-06-07
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

or

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

The number of shares outstanding of the Registrant’s common stock as of May 26, 2006 was 43,591,358.

STEIN MART, INC.

Stein Mart, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)

	April 29, 2006	January 28, 2006	April 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$33,553	$20,200	$25,147
Short-term investments	25,000	104,935	62,000
Trade and other receivables	11,510	11,121	9,685
Inventories	287,627	265,788	302,892
Prepaid expenses and other current assets	15,615	13,672	13,798

Total current assets	373,305	415,716	413,522
Property and equipment, net	95,156	87,106	75,678
Other assets	16,791	17,023	14,777

Total assets	$485,252	$519,845	$503,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,213	$88,408	$107,030
Accrued liabilities	73,603	80,337	71,974
Income taxes payable	2,294	5,453	6,842

Total current liabilities	201,110	174,198	185,846
Other liabilities	21,833	21,908	21,755

Total liabilities	222,943	196,106	207,601
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 43,587,650; 43,516,372 and 43,222,966 shares issued and outstanding, respectively	436	435	432
Additional paid-in capital	23,392	21,967	19,016
Unearned compensation	(6,002)	(3,704)	(2,210)
Retained earnings	244,483	305,041	279,138

Total stockholders’ equity	262,309	323,739	296,376

Total liabilities and stockholders’ equity	$485,252	$519,845	$503,977

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Income

(Unaudited)

(In thousands except per share amounts)

	13 Weeks Ended April 29, 2006	13 Weeks Ended April 30, 2005
Net sales	$364,831	$380,654
Cost of merchandise sold	267,245	268,959

Gross profit	97,586	111,695
Selling, general and administrative expenses	90,536	88,968
Other income, net	4,153	3,966

Income from operations	11,203	26,693
Interest income, net	891	394

Income before income taxes	12,094	27,087
Provision for income taxes	4,535	10,293

Net income	$7,559	$16,794

Net income per share:
Basic	$0.17	$0.39

Diluted	$0.17	$0.38

Weighted-average shares outstanding:
Basic	43,228	42,905

Diluted	44,074	44,202

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	13 Weeks Ended April 29, 2006	13 Weeks Ended April 30, 2005
Cash flows from operating activities:
Net income	$7,559	$16,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,029	4,510
Store closing charges	331	498
Deferred income taxes	(714)	501
Share-based compensation	891	137
Changes in assets and liabilities:
Trade and other receivables	(389)	1,695
Inventories	(21,839)	(25,728)
Prepaid expenses and other current assets	(1,943)	(873)
Other assets	(225)	(110)
Accounts payable	36,805	7,867
Accrued liabilities	(7,294)	(7,269)
Income taxes payable	(3,159)	1,753
Other liabilities	227	580

Net cash provided by operating activities	16,279	355

Cash flows from investing activities:
Capital expenditures	(12,981)	(8,868)
Purchases of short-term investments	(463,750)	(550,800)
Sales of short-term investments	543,685	561,275

Net cash provided by investing activities	66,954	1,607

Cash flows from financing activities:
Cash dividends paid	(68,117)	—
Excess tax benefits from share-based compensation	180	1,710
Proceeds from exercise of stock options	1,542	5,381
Repurchase of common stock	(3,485)	(4,156)

Net cash (used in) provided by financing activities	(69,880)	2,935

Net increase in cash and cash equivalents	13,353	4,897
Cash and cash equivalents at beginning of year	20,200	20,250

Cash and cash equivalents at end of year	$33,553	$25,147

Supplemental disclosures of cash flow information:
Income taxes paid	$8,211	$6,452

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 29, 2006

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the 13-week periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended January 28, 2006.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly owned subsidiary.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which replaced SFAS No. 123 “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123R requires companies to recognize expense in the financial statements for the fair values of all share-based payments to employees over the employees’ requisite service periods. The pro forma disclosures previously permitted under SFAS No. 123 no longer are an alternative to financial statement recognition. The Company adopted SFAS No. 123R as of January 29, 2006. See Note 2 for additional information.

2. Share-Based Compensation

Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123R and elected to apply the modified prospective transition method to all past awards outstanding and unvested as of that date. Accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

For the 13 weeks ended April 29, 2006 and April 30, 2005, the Company recorded share-based compensation expense of $891,000 and $137,000, respectively, net of income tax benefits of $334,000 and $52,000, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the Consolidated Statements of Income. The adoption of SFAS No. 123R caused a $0.01 decrease in basic and diluted earnings per share for the 13 weeks ended April 29, 2006.

SFAS No. 123R requires tax benefits resulting from share-based compensation in excess of compensation cost recognized to be classified as financing cash flows in the Consolidated Statements of Cash Flows. Prior to the adoption of SFAS No. 123R, such tax benefits were classified as operating cash flows. The prior period has been adjusted to conform to this presentation.

Share-Based Compensation Plans

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

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the number of stock options and restricted stock awards initially authorized and available to grant under the Omnibus Plan (shares in thousands):

Shares
Stock options and restricted stock awards initially authorized	4,500
Stock options and restricted stock awards available for grant:
January 28, 2006	2,495
April 29, 2006	1,852

Stock Options

The fair value of each stock option granted during the 13 weeks ended April 29, 2006 was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions: expected volatility of 47.5%, expected dividend yield of 1.4%, a risk-free interest rate of 4.6% and an expected option term of 5.2 years. The expected volatility is based on the historical volatility of our stock prices over assumed expected terms. The risk-free interest rate is estimated from yields of U.S. Treasury instruments of varying maturities with terms consistent with the expected terms of the options. The expected term of an option is calculated from a lattice model using historical employee exercise data.

A summary of stock option activity since January 28, 2006 is as follows (in thousands except per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 28, 2006	2,775	$12.63
Granted	492	17.32
Exercised	(121)	12.70
Forfeited	(4)	9.94

Outstanding at April 29, 2006	3,142	$13.58	$6,976

Exercisable stock options at April 29, 2006	1,508	$11.61	$6,318

The following table summarizes information about the weighted-average remaining contractual life (in years) and the weighted-average exercise prices for fixed-price stock options outstanding at April 29, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price	Number Exercisable	Exercise Price
$ 5.00 – 8.95	890	5.5	$7.57	494	$7.98
$ 8.96 – 13.43	436	5.2	11.00	284	11.04
$13.44 – 17.91	1,386	4.1	15.52	730	14.29
$17.92 – 22.39	430	5.8	22.35	—	—

	3,142	4.9	$13.58	1,508	$11.61

As of April 29, 2006, there was $4.7 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 4.9 years. The weighted-average grant-date fair value of options granted during the 13 weeks ended April 29, 2006 was $7.38. The total intrinsic value of stock options exercised during the 13 weeks ended April 29, 2006 was approximately $0.5 million. Cash received and the total tax benefit from the exercise of stock options during the 13 weeks ended April 29, 2006 was $1.5 million and $0.2 million, respectively.

Restricted Stock

The Company has issued restricted stock awards to eligible key employees and directors. All awards have restriction periods tied primarily to employment, service and performance. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. For most awards, vesting is based on the service period and vesting occurs (1) 100% at the end of seven years following the date of grant, (2) at the rate of 33%, 33% and 34%, respectively, at the end of each of the first three years, (3) 100% at the end of the third year, or (4) at the rate of 33%, 33% and 34%, respectively, at the end of the third, fourth and fifth years. For awards that fully vest at the end of seven years following the date of grant, vesting is accelerated to the end

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the second fiscal year if certain defined Company performance goals are achieved. Unvested shares are forfeited upon termination of employment. The total value of compensation expense for restricted stock is equal to the closing price of the Company’s stock on the date of grant.

A summary of restricted stock activity since January 28, 2006 is as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 28, 2006	262	$17.75
Granted	154	17.26
Vested	(6)	13.45
Forfeited	(2)	21.02

Non-vested at April 29, 2006	408	$17.61

The total fair value of restricted stock vested during the 13 weeks ended April 29, 2006 was $101,000. As of April 29, 2006, there was $6.0 million of unrecognized compensation cost related to non-vested restricted stock awards which is expected to be recognized over a weighted-average period of 5.1 years.

Prior Period Pro Forma Presentation

Prior to January 29, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”. The following table illustrates the pro forma effect on net income and earnings per share for the 13 weeks ended April 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards prior to January 29, 2006:

13 Weeks Ended April 30, 2005
Net income – as reported	$16,794

Add: Stock-based compensation expense included in net income, net of related tax effects	85

Less: Stock-based compensation expense determined under the fair value method, net of related tax effects	(382)

Pro forma net income	$16,497

Basic earnings per share – as reported	$0.39
Basic earnings per share – pro forma	$0.38
Diluted earnings per share – as reported	$0.38
Diluted earnings per share – pro forma	$0.37

The fair value of options granted during the 13 weeks ended April 30, 2005 was estimated on the date of grant using the Black- Scholes option-pricing model with the following assumptions: expected volatility of 50.9%, expected dividend yield of 0.0%, a risk-free interest rate of 4.0% and expected option term of 5 years. The weighted-average fair value of options granted during the 13 weeks ended April 30, 2005 was $10.84 per share.

3. Store Closing Charges

The Company closed two stores during the first quarter of 2006 and six stores during 2005, five of which were closed during the first quarter of 2005. Lease termination and severance costs of $0.3 million and $1.3 million were incurred during the first quarter of 2006 and 2005, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Income.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the activity in the store closing reserve for the first quarter of 2006 and 2005:

	January 28, 2006	Charges	Payments	April 29, 2006
Lease termination costs	$5,522	$99	$502	$5,119
Severance	63	177	83	157

Total store closing reserve	$5,585	$276	$585	$5,276

	January 29, 2005	Charges	Payments	April 30, 2005
Lease termination costs	$6,898	$954	$1,569	$6,283
Severance	131	371	457	45

Total store closing reserve	$7,029	$1,325	$2,026	$6,328

The store closing reserve at April 29, 2006, January 28, 2006 and April 30, 2005 includes a current portion (in accrued liabilities) of $2.8 million, $2.8 million and $2.5 million, respectively, and a long-term portion (in other liabilities) of $2.5 million, $2.8 million and $3.8 million, respectively.

4. Net Income Per Share

Basic net income per share is computed by dividing net income by the basic weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the diluted weighted-average number of common shares outstanding.

A reconciliation of basic weighted-average number of common shares to diluted weighted-average number of common shares is as follows (000’s):

	13 Weeks Ended April 29, 2006	13 Weeks Ended April 30, 2005
Basic weighted-average number of common shares	43,228	42,905
Incremental shares from assumed exercise of stock options and restricted stock awards	846	1,297

Diluted weighted-average number of common shares	44,074	44,202

Options to purchase approximately 923,000 and 5,000 shares of common stock that were outstanding during the 13 weeks ended April 29, 2006 and April 30, 2005, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options were greater than the average market price of the common shares.

STEIN MART, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiary.

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to changing preferences in apparel, changes in consumer spending due to current events and/or general economic conditions, the availability of suitable new store sites at acceptable lease terms, unanticipated weather conditions and unseasonable weather, the effectiveness of advertising, marketing and promotional strategies, ongoing competition from other retailers, adequate sources of merchandise at acceptable prices, the Company’s ability to attract and retain qualified employees to support planned growth, ability to successfully implement strategies to exit or improve under-performing stores, disruption of the Company’s distribution system and acts of terrorism. Readers are urged to review and consider the matters discussed in “Item 1A. Risk Factors” of our Form 10K for 2005.

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

Overview

Stein Mart is a retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features fashionable, current-season, moderate to better brand-name apparel for women and men, as well as accessories, gifts, linens and shoes all offered at prices targeted to be 25% to 60% below the list prices at department stores. Our target customers are fashion-conscious, value-seeking 35-60 year old women with above average annual household incomes. As of April 29, 2006, we operated 263 stores in 30 states and the District of Columbia.

During the first quarter of 2006, we had net income of $7.6 million compared to net income of $16.8 million in the first quarter of 2005. Poor sales during the fall of 2005 necessitated additional markdowns during the first quarter of 2006 to clear fall inventories. The continued repositioning of our home assortment and less-than-appropriate quantities of transition and spring assortments did not improve our momentum into the first quarter.

During the second quarter of 2006, we expect comparable store sales to improve modestly and for earnings to approximate last year’s second quarter results of $0.26 per share. In addition, gross margin opportunities are expected during the second half of 2006 as our markdown optimization software becomes fully integrated. We plan to open a total of 16 new stores and close six stores during 2006, for a net gain of ten locations.

Stores

There were 263 stores open as of April 29, 2006 and 258 stores open at April 30, 2005.

	13 Weeks Ended April 29, 2006	13 Weeks Ended April 30, 2005
Stores at beginning of period	262	261
Stores opened during the period	3	2
Stores closed during the period	(2)	(5)

Stores at the end of period	263	258

STEIN MART, INC.

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Income expressed as a percentage of the Company’s net sales (numbers may not add due to rounding):

	13 Weeks Ended April 29, 2006	13 Weeks Ended April 30, 2005
Net sales	100.0%	100.0%
Cost of merchandise sold	73.3	70.7

Gross profit	26.7	29.3
Selling, general and administrative expenses	24.8	23.4
Other income, net	1.1	1.0

Income from operations	3.1	7.0
Interest income, net	0.2	0.1

Income before income taxes	3.3	7.1
Provision for income taxes	1.2	2.7

Net income	2.1%	4.4%

For the 13 weeks ended April 29, 2006 compared to the 13 weeks ended April 30, 2005

The 4.2% total sales decrease for the 13 weeks ended April 29, 2006 from the same 2005 period reflects a 5.1% decrease in sales from comparable stores, the opening of three new stores and the closing of two stores during the first quarter of 2006 and the closing of six stores during the year 2005.

Gross profit for the 13 weeks ended April 29, 2006 was $97.6 million or 26.7 percent of net sales, a 2.6 percentage point decrease from gross profit of $111.7 million or 29.3 percent of net sales for the first quarter of 2005. Gross profit was negatively impacted by a 2.6 percentage point increase in markdowns to keep inventories current and a 0.8 percentage point increase in occupancy costs due to a lack of leverage as a result of the 5.1% decrease in comparable store sales. This decrease in gross profit was somewhat offset by a 0.8 percentage point increase in markup.

Selling, general and administrative (“SG&A”) expenses were $90.5 million or 24.8 percent of net sales for the 13 weeks ended April 29, 2006 as compared to $89.0 million or 23.4 percent of net sales for the same 2005 quarter. Included in SG&A expenses for the first quarter of 2006 and 2005 are store closing charges of $0.3 million and $1.3 million, respectively. Also included in SG&A expenses for the first quarter of 2006 is compensation expense from stock options and restricted stock awards of $891,000 and for the first quarter of 2005 compensation expense of $137,000 from restricted stock awards. The 1.4 percentage point increase in SG&A expenses as a percent of sales is primarily due to a lack of leverage on lower than planned sales during the first quarter of 2006.

The Company closed two stores during the first quarter of 2006 and six stores during 2005, five of which were closed in the first quarter of 2005. The two stores closed in 2006 and the six stores closed during fiscal year 2005 had sales of $1.1 million and $7.1 million and operating losses of $0.8 million and $1.6 million during the first quarter of 2006 and 2005, respectively.

The Company earned interest income of $891,000 and $394,000 on its cash and short-term investments during the first quarter of 2006 and 2005, respectively. The increase in interest income is due to higher interest rates and higher average cash and short-term investment balances during the first quarter of 2006 compared to the first quarter of 2005.

Liquidity and Capital Resources

The Company’s primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company’s working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of April 29, 2006, the Company had $33.6 million in cash and cash equivalents and $25.0 million in short-term investments.

Net cash provided by operating activities was $16.3 million for the first quarter of 2006 compared to $0.4 million for the first quarter of 2005. More cash was provided by operating activities during the first quarter of 2006 compared to the first quarter of 2005 primarily due to an increase in accounts payable during the first quarter of 2006, offset by a decrease in net income. The increase in accounts payable is primarily the result of several large vendor payments paid at the end of April 2006 that remained outstanding at the end of the quarter.

STEIN MART, INC.

Net cash provided by investing activities was $67.0 million for the first quarter of 2006 compared to $1.6 million for the first quarter of 2005. Capital expenditures were $13.0 million and $8.9 million for the first quarter of 2006 and 2005, respectively. Capital expenditures were higher in the first quarter of 2006 compared to the first quarter of 2005 due primarily to remodeling costs for existing stores and the continued roll-out of new point-of-sale equipment. The Company expects to invest approximately $50 to $60 million in capital expenditures in 2006 to open new stores and continue investment in systems and store upgrades for increased productivity and enhanced customer service.

Net cash used in financing activities was $69.9 million during first quarter of 2006 compared to net cash provided by financing activities of $2.9 million during the first quarter of 2005. More cash was used in financing activities during the first quarter of 2006 as a result of paying a regular quarterly cash dividend of $0.0625 per share in March 2006 and a special cash dividend of $1.50 per share in April 2006; a total of $68.1 million of cash dividends paid. In May 2006, the Company declared a quarterly cash dividend of $0.0625 per share which will be paid on June 23, 2006 to shareholders of record at close of business on June 9, 2006.

Net cash used in financing activities includes cash inflows from the excess tax benefits from share-based compensation of $0.2 million and $1.7 million during the first quarter of 2006 and 2005, respectively. SFAS No. 123R requires tax benefits resulting from share-based compensation in excess of compensation cost recognized to be classified as financing cash flows in the Consolidated Statements of Cash Flows. Prior to the adoption of SFAS No. 123R, such tax benefits were classified as operating cash flows.

The Company has a $100 million senior revolving credit agreement with a group of lenders, with an initial term ending January 2011. At April 29, 2006 there were no direct borrowings and no Event of Default existed under the terms of the Agreement.

The Company believes that expected net cash provided by operating activities and unused borrowing capacity under the revolving credit agreement will be sufficient to fund anticipated current and long-term capital expenditures, working capital requirements and dividend payments. Should current operating conditions change, management can borrow on the revolving credit agreement or adjust operating plans, including new store rollout.

Contractual Obligations

To facilitate an understanding of the Company’s contractual obligations, the following payments due by period data is provided:

	Total	Less than 1 Year	1 – 2 Years	3 – 5 Years	After 5 Years
Operating leases	$385,550	$67,335	$64,519	$148,043	$105,653

At April 29, 2006, the Company had no direct borrowings on its credit facility. Other long-term liabilities on the balance sheet include deferred income taxes, deferred compensation and other long-term liabilities that do not have specific due dates, so are excluded from the preceding table. Other long-term liabilities also include long-term store closing reserves, a component of which is future minimum payments under non-cancelable leases for closed stores. These future minimum lease payments total $12.4 million and are included in the above table.

Off-Balance Sheet Arrangements

The Company has outstanding standby letters of credit totaling $7.0 million securing certain insurance programs at April 29, 2006. If certain conditions occurred under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements that could affect the financial condition of the Company.

Seasonality

The Company’s business is seasonal in nature with a higher percentage of the Company’s merchandise sales and earnings generated in the fall and holiday selling seasons. Accordingly, selling, general and administrative expenses are typically higher as a percent of net sales during the first three quarters of each year.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R which replaced SFAS No. 123 and superseded APB No. 25. SFAS No. 123R requires companies to recognize expense in the financial statements for the fair values of all share-based payments to employees over the employees’ requisite service periods. The pro forma disclosures previously permitted under SFAS No. 123 no longer are an alternative to financial statement recognition. SFAS No. 123R also clarifies and expands guidance in several areas, including measuring fair value, defining requisite service period, accounting for liability awards and accounting for tax benefits.

STEIN MART, INC.

We adopted SFAS No. 123R as of January 29, 2006 and elected to apply the modified prospective transition method to all past awards outstanding and unvested as of this adoption date. SFAS No. 123R is discussed further in Note 2 to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended January 28, 2006, filed with the Securities and Exchange Commission on April 6, 2006. There were no material changes to our market risk during the 13 weeks ended April 29, 2006.

Item 4. Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 29, 2006 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There have been no changes in our internal control structure over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended April 29, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 29, 2006 – February 25, 2006	—	$—	—	1,157,650
February 26, 2006 – April 1, 2006	200,000	$17.29	200,000	957,650
April 2, 2006 – April 29, 2006	1,466	$16.87	1,466	956,184

Total	201,466		201,466

(1)	The Company’s Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by a Board authorization to repurchase 2.5 million shares of common stock announced on March 5, 2001; this authorization does not have an expiration date.

The following table provides information regarding our equity compensation plans as of April 29, 2006:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(A) Number of securities to be issued upon exercise of outstanding options	(B) Weighted-average exercise price of outstanding options	(C) Number of securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	3,142,347	$13.58	1,852,194
Equity compensation plans not approved by security holders	—	—	—

Total	3,142,347	$13.58	1,852,194

STEIN MART, INC.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: June 7, 2006	By:	/s/ Michael D. Fisher
Michael D. Fisher
President and Chief Executive Officer

/s/ James G. Delfs
James G. Delfs
Senior Vice President and Chief Financial Officer