Form 10-Q
period 2006-07-29
STEIN MART INC
filed 2006-09-06
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐                 Accelerated filer   ☒                 Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No   ☒

The number of shares outstanding of the Registrant’s common stock as of August 25, 2006 was 43,625,623.

STEIN MART, INC.

Stein Mart, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)

	July 29, 2006	January 28, 2006	July 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$21,559	$20,200	$18,916
Short-term investments	5,000	104,935	76,000
Trade and other receivables	11,303	11,121	7,912
Inventories	266,543	265,788	263,122
Prepaid income taxes	5,201	—	4,185
Prepaid expenses and other current assets	13,901	13,672	16,178

Total current assets	323,507	415,716	386,313
Property and equipment, net	104,795	87,106	77,975
Other assets	18,624	17,023	14,725

Total assets	$446,926	$519,845	$479,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,864	$88,408	$72,862
Accrued liabilities	70,136	80,337	72,872
Income taxes payable	—	5,453	—

Total current liabilities	155,000	174,198	145,734
Other liabilities	21,922	21,908	21,761

Total liabilities	176,922	196,106	167,495
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 43,676,810; 43,516,372 and 43,658,910 shares issued and outstanding, respectively	437	435	437
Additional paid-in capital	25,638	21,967	25,782
Unearned compensation	(6,141)	(3,704)	(2,760)
Retained earnings	250,070	305,041	288,059

Total stockholders’ equity	270,004	323,739	311,518

Total liabilities and stockholders’ equity	$446,926	$519,845	$479,013

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Income

(Unaudited)

(In thousands except per share amounts)

	13 Weeks Ended July 29, 2006	13 Weeks Ended July 30, 2005	26 Weeks Ended July 29, 2006	26 Weeks Ended July 30, 2005
Net sales	$336,304	$337,065	$701,135	$717,719
Cost of merchandise sold	242,298	240,809	509,543	509,768

Gross profit	94,006	96,256	191,592	207,951
Selling, general and administrative expenses	84,790	81,507	175,326	170,475
Other income, net	3,441	3,591	7,594	7,557

Income from operations	12,657	18,340	23,860	45,033
Interest income	233	433	1,124	827

Income before income taxes	12,890	18,773	24,984	45,860
Provision for income taxes	4,578	7,134	9,113	17,427

Net income	$8,312	$11,639	$15,871	$28,433

Net income per share:
Basic	$0.19	$0.27	$0.37	$0.66

Diluted	$0.19	$0.26	$0.36	$0.64

Weighted-average shares outstanding:
Basic	43,245	43,299	43,236	43,102

Diluted	43,985	44,465	44,029	44,334

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	26 Weeks Ended July 29, 2006	26 Weeks Ended July 30, 2005
Cash flows from operating activities:
Net income	$15,871	$28,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,248	9,741
Impairment of property and other assets	—	195
Store closing charges	1,190	481
Deferred income taxes	(818)	1,353
Share-based compensation	2,188	307
Tax benefit from equity issuances	425	3,499
Excess tax benefits from share-based compensation	(272)	—
Changes in assets and liabilities:
Trade and other receivables	(182)	3,468
Inventories	(755)	14,042
Prepaid income taxes	(5,201)	(4,185)
Prepaid expenses and other current assets	(229)	(3,253)
Other assets	(2,486)	(686)
Accounts payable	(3,544)	(26,301)
Accrued liabilities	(11,079)	(7,390)
Income taxes payable	(5,453)	(5,089)
Other liabilities	(526)	657

Net cash provided by operating activities	1,377	15,272

Cash flows from investing activities:
Capital expenditures	(28,006)	(15,850)
Purchases of short-term investments	(580,925)	(945,400)
Sales of short-term investments	680,860	941,875

Net cash provided by (used in) investing activities	71,929	(19,375)

Cash flows from financing activities:
Cash dividends paid	(70,842)	(2,718)
Excess tax benefits from share-based compensation	272	—
Proceeds from exercise of stock options	1,675	11,563
Proceeds from employee stock purchase plan	581	499
Repurchase of common stock	(3,633)	(6,575)

Net cash (used in) provided by financing activities	(71,947)	2,769

Net increase (decrease) in cash and cash equivalents	1,359	(1,334)
Cash and cash equivalents at beginning of year	20,200	20,250

Cash and cash equivalents at end of period	$21,559	$18,916

Supplemental disclosures of cash flow information:
Income taxes paid	$20,230	$21,974

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 29, 2006

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Standards (“SFAS”) No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification and disclosure of tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of initially adopting this interpretation being recorded as an adjustment to the opening balance of retained earnings. We are currently evaluating the impact FIN 48 will have on our financial statements.

2. Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123 “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123R requires companies to recognize expense in the financial statements for the fair values of all share-based payments to employees over the employees’ requisite service periods. The pro forma disclosures previously permitted under SFAS No. 123 no longer are an alternative to financial statement recognition. Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123R and elected to apply the modified prospective transition method to all past awards outstanding and unvested as of that date. Accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

For the 13 weeks ended July 29, 2006 and July 30, 2005, the Company recorded pretax share-based compensation expense of $1.3 million and $0.2 million, respectively, and related income tax benefits of $0.5 million and $0.1 million, respectively. For the 26 weeks ended July 29, 2006 and July 30, 2005, the Company recorded pretax share-based compensation expense of $2.2 million and $0.3 million, respectively, and related income tax benefits of $0.8 million and $0.1 million, respectively. The adoption of SFAS No. 123R caused a $0.01 decrease in basic and diluted earnings per share (“EPS”) for the 13 weeks ended July 29, 2006 and a $0.02 decrease in basic and diluted EPS for the 26 weeks ended July 29, 2006.

For the 13 and 26 weeks ended July 29, 2006, pretax share-based compensation expense was recorded as follows:

	13 Weeks Ended July 29, 2006	26 Weeks Ended July 29, 2006
Cost of merchandise sold	$810	$1,354
Selling, general and administrative expenses	487	834

Total	$1,297	$2,188

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from share-based compensation arrangements as operating activities in the unaudited Consolidated Statements of Cash Flows. SFAS No. 123R requires that tax benefits resulting from share-based compensation in excess of compensation cost recognized be classified as financing cash flows. As a result, $0.3 million of excess tax benefits has been classified as financing cash flows for the 26 weeks ended July 29, 2006.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2001, the shareholders approved a stock option plan (the “Omnibus Plan”), which replaced the Company’s Employee Stock and Director Stock Option Plans (the “Previous Plans”). After the approval of the Omnibus Plan, no further options have been or will be issued under the Previous Plans. The term of the Omnibus Plan is indefinite, except that no incentive stock option award can be granted after the tenth anniversary of the plan. In 2002, the Board of Directors determined that it was appropriate to undertake an overall review of the Company’s compensation strategies. As part of this review, it was decided that starting in 2003 restricted stock awards as provided for in the Omnibus Plan, in addition to stock options, would be granted.

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

The following table presents the number of awards initially authorized and available to grant under the Omnibus Plan (shares in thousands):

Shares
Awards initially authorized	4,500
Awards available for grant:
January 28, 2006	2,495
July 29, 2006	1,572

The Company’s Management Incentive Compensation Plan (the “Compensation Plan”), as amended in June 2006, provides for long-term incentive compensation, payable as performance shares (60%) and stock options (40%) to certain qualified key employees. Long-term incentive compensation will be awarded only if EPS goals are met, and then aggregate compensation value is based on each key employee’s position. Performance shares are earned based on aggregate EPS goals for a three year rolling period and options are granted based on annual EPS goals. As defined by the Compensation Plan, 50% of the performance shares will be earned if the aggregate three year actual EPS equals Threshold (85% of goal), 100% of the performance shares will be earned if the aggregate three year actual EPS equals Target (100% of goal), and 150% of the performance shares will be earned if the aggregate three year actual EPS equals Superior (115% of goal). The number of stock options to be granted is based on a calculation of option values as defined in the Compensation Plan.

Performance Shares

In accordance with FASB No. 123R, recording of share-based compensation expense for awards with performance conditions is based on the probable outcome of that performance condition. As defined by the Company’s Compensation Plan, performance shares are earned based on the Company’s achieving aggregate three year EPS goals. Due to the effect of the current year’s projected EPS shortfall to goal, no share-based compensation expense has been recorded for these performance-based shares.

Stock Options

The fair value of each stock option granted during the 26 weeks ended July 29, 2006 was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions: expected volatility of 47.2%, expected dividend yield of 1.5%, a risk-free interest rate of 4.8% and an expected option term of 5.2 years. The expected volatility is based on the historical volatility of our stock prices over assumed expected terms. The risk-free interest rate is estimated from yields of U.S. Treasury instruments of varying maturities with terms consistent with the expected terms of the options. The expected term of an option is calculated from a lattice model using historical employee exercise data.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option information as of and for the 26 weeks ended July 29, 2006 is as follows (in thousands except per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 28, 2006	2,775	$12.63
Granted	751	16.66
Exercised	(138)	12.02
Forfeited	(18)	11.54

Outstanding at July 29, 2006	3,370	$13.75	$5,989

Exercisable stock options at July 29, 2006	1,547	$11.59	$3,392

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 29, 2006. This amount changes based on the fair market value of the Company’s common stock.

The following table summarizes information about the weighted-average remaining contractual life (in years) and the weighted-average exercise prices for fixed-price stock options outstanding at July 29, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price	Number Exercisable	Exercise Price
$ 5.00 – 8.95	867	5.3	$7.59	494	$7.96
$ 8.96 – 13.43	433	5.0	11.00	323	11.03
$13.44 – 17.91	1,643	4.3	15.50	730	14.29
$17.92 – 22.39	427	5.6	22.35	—	—

	3,370	4.8	$13.75	1,547	$11.59

As of July 29, 2006, there was $7.0 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 4.9 years. The weighted-average grant-date fair value of options granted during the 26 weeks ended July 29, 2006 was $7.06. The total intrinsic value of stock options exercised during the 26 weeks ended July 29, 2006 was approximately $0.6 million. Cash received and the total tax benefit from the exercise of stock options during the 26 weeks ended July 29, 2006 was $1.7 million and $0.2 million, respectively.

Restricted Stock

The Company has issued restricted stock awards to eligible key employees and directors. All awards have restriction periods tied primarily to employment, service and performance. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. For most awards, vesting is based on the service period and vesting occurs (1) 100% at the end of seven years following the date of grant, (2) at the rate of 33%, 33% and 34%, respectively, at the end of each of the first three years, (3) 100% at the end of the third year, or (4) at the rate of 33%, 33% and 34%, respectively, at the end of the third, fourth and fifth years. For awards that fully vest at the end of seven years following the date of grant, vesting is accelerated to the end of the second fiscal year if certain defined Company performance goals are achieved. Unvested shares are forfeited upon termination of employment. The total value of share-based compensation expense for restricted stock is equal to the closing price of the Company’s stock on the date of grant.

A summary of restricted stock information as of and for the 26 weeks ended July 29, 2006 is as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 28, 2006	262	$17.75
Granted	189	16.73
Vested	(57)	6.36
Forfeited	(2)	21.02

Non-vested at July 29, 2006	392	$18.91

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of restricted stock vested during the 26 weeks ended July 29, 2006 was $0.9 million. As of July 29, 2006, there was $6.1 million of unrecognized compensation cost related to non-vested restricted stock awards which is expected to be recognized over a weighted-average period of 4.8 years.

Prior Period Pro Forma Presentation

Prior to January 29, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”. The following table illustrates the pro forma effect on net income and earnings per share for the 13 weeks and 26 weeks ended July 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards prior to January 29, 2006:

	13 Weeks Ended July 30, 2005	26 Weeks Ended July 30, 2005
Net income – as reported	$11,639	$28,433

Add: Stock-based compensation expense included in net income, net of related tax effects	105	190

Less: Stock-based compensation expense determined under the fair value method, net of related tax effects	(423)	(805)

Pro forma net income	$11,321	$27,818

Basic earnings per share – as reported	$0.27	$0.66
Basic earnings per share – pro forma	$0.26	$0.65
Diluted earnings per share – as reported	$0.26	$0.64
Diluted earnings per share – pro forma	$0.25	$0.63

The fair value of options granted during the 26 weeks ended July 30, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 50.9%, expected dividend yield of 0.0%, a risk-free interest rate of 4.0% and expected option term of 5 years. The weighted-average fair value of options granted during the 26 weeks ended July 30, 2005 was $10.84 per share. No options were granted during the 13 weeks ended July 30, 2005.

3. Store Closing Charges

The Company closed four stores during the first half of 2006 and six stores during 2005, all of which were closed during the first half of 2005. Lease termination and severance costs of $1.1 million and $1.0 million were incurred during the first half of 2006 and 2005, respectively, and are included in selling, general and administrative expenses in the unaudited Consolidated Statements of Income.

The following tables show the activity in the store closing reserve for the first half of 2006 and 2005:

	January 28, 2006	Charges	Payments	July 29, 2006
Lease termination costs	$5,522	$639	$1,542	$4,619
Severance	63	445	360	148

Total store closing reserve	$5,585	$1,084	$1,902	$4,767

	January 29, 2005	Charges	Payments	July 30, 2005
Lease termination costs	$6,898	$579	$1,862	$5,615
Severance	131	469	541	59

Total store closing reserve	$7,029	$1,048	$2,403	$5,674

The store closing reserve at July 29, 2006, January 28, 2006 and July 30, 2005 includes a current portion (in accrued liabilities) of $2.5 million, $2.8 million and $2.4 million, respectively, and a long-term portion (in other liabilities) of $2.3 million, $2.8 million and $3.3 million, respectively.

4. Income Taxes

In May 2006, the Texas legislature enacted a new law that reforms the Texas franchise tax system and replaces it with a new Texas margin tax system. For companies that have fiscal tax years ending between January 1 and May 18, 2006, the enactment is treated as a retroactive change in enacted law and the computation of tax liability will be based on 2006 operating results.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Texas margin tax is considered an income tax for accounting purposes. In accordance with the provisions of SFAS No. 109, which require that deferred tax assets and liabilities be adjusted for the effects of new income tax legislation in the period of enactment, the Company has decreased its net deferred tax liabilities resulting in a $0.2 million reduction in the provision for income taxes for the 13 weeks and 26 weeks ended July 29, 2006.

5. Net Income Per Share

Basic net income per share is computed by dividing net income by the basic weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the diluted weighted-average number of common shares outstanding.

A reconciliation of basic weighted-average number of common shares to diluted weighted-average number of common shares is as follows (000’s):

	13 Weeks Ended July 29, 2006	13 Weeks Ended July 30, 2005	26 Weeks Ended July 29, 2006	26 Weeks Ended July 30, 2005
Basic weighted-average number of common shares	43,245	43,299	43,236	43,102
Incremental shares from assumed exercise of stock options and restricted stock awards	740	1,166	793	1,232

Diluted weighted-average number of common shares	43,985	44,465	44,029	44,334

Options to purchase approximately 1.5 million shares of common stock that were outstanding during the 13 weeks ended July 29, 2006 were not included in the computation of diluted net income per share as the exercise prices of these options were greater than the average market price of the common shares. For the 26 weeks ended July 29, 2006 and July 30, 2005, options to purchase 1.1 million and 0.4 million shares of common stock, respectively, were not included in the computation of diluted net income per shares for the aforementioned reason.

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

Overview

Stein Mart is a retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features fashionable, current-season, moderate to better brand-name apparel for women and men, as well as accessories, gifts, linens and shoes all offered at prices targeted to be 25% to 60% below the list prices at department stores. Our target customers are fashion-conscious, value-seeking 35-60 year old women with above average annual household incomes. As of July 29, 2006, we operated 261 stores in 30 states and the District of Columbia.

During the second quarter and first half of 2006, comparable stores sales decreased 0.8 percent and 3.1 percent, respectively, from the same 2005 periods. Gross profit was negatively impacted during the second quarter and first half of 2006 by increased markdowns, occupancy costs and share-based compensation expense, somewhat offset by improved markup. Selling, general and administrative (“SG&A”) expenses were higher during the second quarter and first half of 2006 compared to the same 2005 periods primarily due to increased store closing costs, depreciation expense and share-based compensation expense. An integration problem during the recent implementation of our markdown price optimization software impaired our clearance cadence during the second quarter and as a result, we experienced substantial sales and gross margin deterioration. The price optimization software integration issue was rectified and we expect full utilization during the fall season.

During the third quarter of 2006, we expect comparable store sales to increase 2-3 percent which would produce break-even results as compared to last year’s third quarter results of $0.03 per share. For the fourth quarter of 2006, we expect comparable store sales to increase in the mid-single digit range. If both these premises occur, earnings for the year would be approximately $1.00 per share.

The Company expects to launch its co-branded credit card in October 2006. It is anticipated that this new arrangement will present the Company with new marketing opportunities, as well as a rewards program for its credit card holders.

Stores

There were 261 stores open as of July 29, 2006 and 259 stores open at July 30, 2005. We plan to open a total of six new stores and close two stores during the third quarter of 2006. Three additional stores are planned to open in the fourth quarter of 2006, for a total of nine fall season openings. At the end of the year, we expect to have opened 12 new stores and closed six stores for a year-end total of 268 stores.

	13 Weeks Ended July 29, 2006	13 Weeks Ended July 30, 2005	26 Weeks Ended July 29, 2006	26 Weeks Ended July 30, 2005
Stores at beginning of period	263	258	262	261
Stores opened during the period	—	2	3	4
Stores closed during the period	(2)	(1)	(4)	(6)

Stores at the end of period	261	259	261	259

STEIN MART, INC.

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Income expressed as a percentage of the Company’s net sales (numbers may not add due to rounding):

	13 Weeks Ended July 29, 2006	13 Weeks Ended July 30, 2005	26 Weeks Ended July 29, 2006	26 Weeks Ended July 30, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	72.0	71.4	72.7	71.0

Gross profit	28.0	28.6	27.3	29.0
Selling, general and administrative expenses	25.2	24.2	25.0	23.8
Other income, net	1.0	1.1	1.1	1.1

Income from operations	3.8	5.4	3.4	6.3
Interest income	0.1	0.1	0.2	0.1

Income before income taxes	3.8	5.6	3.6	6.4
Provision for income taxes	1.4	2.1	1.3	2.4

Net income	2.5%	3.5%	2.3%	4.0%

For the 13 weeks ended July 29, 2006 compared to the 13 weeks ended July 30, 2005

The 0.2% total sales decrease for the 13 weeks ended July 29, 2006 from the same 2005 period reflects an 0.8% decrease in sales from comparable stores, the closing of two stores during the second quarter of 2006 and the closing of six stores during 2005 offset by sales from the three new stores opened in 2006 and the seven stores opened in 2005.

Gross profit for the 13 weeks ended July 29, 2006 was $94.0 million or 28.0 percent of net sales, a 0.6 percentage point decrease from gross profit of $96.3 million or 28.6 percent of net sales for the 13 weeks ended July 30, 2005. Gross profit was negatively impacted by a 0.3 percentage point increase in markdowns to keep inventories current, a 0.6 percentage point increase in occupancy costs due to increased expenses, a 0.2 percentage point increase in share-based compensation expense and a lack of leverage as a result of the 0.8% decrease in comparable store sales. Gross profit was favorably impacted by a 0.5 percentage point increase in markup.

SG&A expenses were $84.8 million or 25.2 percent of net sales for the 13 weeks ended July 29, 2006 as compared to $81.5 million or 24.2 percent of net sales for the same 2005 quarter. Included in SG&A expenses for the second quarter of 2006 are store closing charges of $0.8 million compared to a net store closing cost recovery of $0.3 million for the second quarter of 2005. Also included in SG&A expenses for the second quarter of 2006 is share-based compensation expense from stock options, restricted stock awards and the employee stock purchase plan of $0.5 million and for the second quarter of 2005 share-based compensation expense of $0.2 million from restricted stock awards. Depreciation expense was $0.9 million higher in the second quarter of 2006 compared to the second quarter of 2005 due to increased capital expenditures. The 1.0 percentage point increase in SG&A expenses as a percent of sales is due in part to these additional expenses and in part to a lack of leverage on lower than planned sales during the second quarter of 2006.

The Company closed four stores during the first half of 2006 and six stores during 2005, all of which were closed in the first half of 2005. Those ten closed stores had sales of $1.0 million and $4.3 million and operating losses of $0.7 million and $0.1 million during the second quarter of 2006 and 2005, respectively.

The Company earned interest income of $233,000 and $433,000 on its cash and short-term investments during the second quarter of 2006 and 2005, respectively. The decrease in interest income is due to lower average cash and short-term investment balances during the second quarter of 2006 compared to the second quarter of 2005, somewhat offset by higher interest rates.

The income tax provision for the second quarter of 2006 and 2005 was $4.6 million and $7.1 million, respectively, reflecting an effective tax rate of 35.5% and 38.0%, respectively. The income tax provision for the second quarter of 2006 includes a one-time reduction of certain net deferred tax liabilities of $0.2 million to reflect the impact of the new Texas margin tax which is replacing the existing Texas franchise tax. The effective tax rate for the remainder of 2006 is expected to be approximately 37.2%.

For the 26 weeks ended July 29, 2006 compared to 26 weeks ended July 30, 2005

The 2.3% total sales decrease for the 26 weeks ended July 29, 2006 from the same 2005 period reflects a 3.1% decrease in sales from comparable stores, the closing of four stores during the first half of 2006 and the closing of six stores during 2005 offset by sales from the three new stores opened in 2006 and the seven stores opened in 2005.

STEIN MART, INC.

Gross profit for the 26 weeks ended July 29, 2006 was $191.6 million or 27.3 percent of net sales, a 1.7 percentage point decrease from gross profit of $208.0 million or 29.0 percent of net sales for the 26 weeks ended July 30, 2005. Gross profit was negatively impacted by a 1.5 percentage point increase in markdowns to keep inventories current and a 0.7 percentage point increase in occupancy costs due to increased expenses, a 0.2 percentage point increase in share-based compensation expense and a lack of leverage as a result of the 3.1% decrease in comparable store sales. Gross profit was favorably impacted by a 0.6 percentage point increase in markup.

SG&A expenses were $175.3 million or 25.0 percent of net sales for the 26 weeks ended July 29, 2006 as compared to $170.5 million or 23.8 percent of net sales for the same 2005 period. Included in SG&A expenses for the first half of 2006 and 2005 are store closing charges of $1.1 million and $1.0 million, respectively. Also included in SG&A expenses for the first half of 2006 is share-based compensation expense from stock options, restricted stock awards and the employee stock purchase plan of $0.8 million and for the first half of 2005 share-based compensation expense of $0.3 million from restricted stock awards. Depreciation expense was $1.6 million higher in the first half of 2006 compared to the first half of 2005 due to increased capital expenditures. The 1.2 percentage point increase in SG&A expenses as a percent of sales is due in part to these additional expenses and in part to a lack of leverage on lower than planned sales during the first half of 2006.

The Company closed four stores during the first half of 2006 and six stores during 2005, all of which were closed in the first half of 2005. Those ten closed stores had sales of $4.2 million and $13.2 million and operating losses of $2.7 million and $1.6 million during the first half of 2006 and 2005, respectively.

The Company earned interest income of $1.1 million and $0.8 million on its cash and short-term investments during the first half of 2006 and 2005, respectively. The increase in interest income is due to higher interest rates offset by lower average cash and short-term investment balances during the first half of 2006 compared to the first half of 2005.

The income tax provision for the first half of 2006 and 2005 was $9.1 million and $17.4 million, respectively, reflecting an effective tax rate of 36.5% and 38.0%, respectively. The income tax provision for the first half of 2006 includes a one-time reduction of certain net deferred tax liabilities of $0.2 million to reflect the impact of the new Texas margin tax which is replacing the existing Texas franchise tax. The effective tax rate for the remainder of 2006 is expected to be approximately 37.2%.

Liquidity and Capital Resources

The Company’s primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company’s working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of July 29, 2006, the Company had $21.6 million in cash and cash equivalents and $5.0 million in short-term investments.

Net cash provided by operating activities was $1.4 million for the first half of 2006 compared to $15.3 million for the first half of 2005. The decrease in cash provided by operating activities during the first half of 2006 compared to the first half of 2005 was due in part to lower net income during the first half of 2006. Cash of $14.0 million was provided from reduced inventories in the first half of 2005 while cash of $0.8 million was used to increase inventories in the first half of 2006. However, cash of $26.3 million was used to reduce accounts payable in the first half of 2005 while only $3.5 million was used to reduce accounts payable in the first half of 2006. The significant change in accounts payable during the first half of 2005 was due to an increase in the year-end 2004 accounts payable balance resulting from more current merchandise receipts at the end of 2004.

Net cash provided by investing activities was $71.9 million for the first half of 2006 compared to net cash used in investing activities of $19.4 million for the first half of 2005. The net liquidation of short-term investments provided $99.9 million of cash in the first half of 2006 compared to the net investment of $3.5 million of cash in the first half of 2005. Capital expenditures were $28.0 million and $15.9 million for the first half of 2006 and 2005, respectively. Capital expenditures were higher in the first half of 2006 compared to the first half of 2005 due primarily to remodeling costs for existing stores and the continued roll-out of new point-of-sale equipment. The Company expects to invest approximately $50 to $55 million in capital expenditures in 2006 to open new stores and continue investment in systems and store upgrades for increased productivity and enhanced customer service.

Net cash used in financing activities was $71.9 million during the first half of 2006 compared to net cash provided by financing activities of $2.8 million during the first half of 2005. In the first half of 2006, two regular quarterly dividends of $0.0625 per share totaling $5.4 million and a special dividend of $1.50 per share totaling $65.4 million were paid compared to the initial quarterly dividend of $0.625 per share paid in the first half of 2005. In August 2006, the Company declared a regular quarterly cash dividend of $0.0625 per share which will be paid on September 22, 2006 to shareholders of record at close of business on September 8, 2006.

STEIN MART, INC.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from share-based compensation arrangements as operating activities in the unaudited Consolidated Statements of Cash Flows. SFAS No. 123R requires that tax benefits resulting from share-based compensation in excess of compensation cost recognized be classified as financing cash flows. As a result, $0.3 million of excess tax benefits has been classified as financing cash flows for the 26 weeks ended July 29, 2006.

The Company has a $100 million senior revolving credit agreement with a group of lenders, with an initial term ending January 2011. At July 29, 2006 there were no direct borrowings and no Event of Default existed under the terms of the Agreement.

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

Contractual Obligations

To facilitate an understanding of the Company’s contractual obligations, the following payments due by period data is provided:

	Total	Less than 1 Year	1 – 2 Years	3 – 5 Years	After 5 Years
Operating leases	$386,016	$68,336	$65,014	$146,621	$106,045

At July 29, 2006, the Company had no direct borrowings on its credit facility. Other long-term liabilities on the balance sheet include deferred income taxes, deferred compensation and other long-term liabilities that do not have specific due dates, so are excluded from the preceding table. Other long-term liabilities also include long-term store closing reserves, a component of which is future minimum payments under non-cancelable leases for closed stores. These future minimum lease payments total $11.8 million and are included in the above table.

Off-Balance Sheet Arrangements

The Company has outstanding standby letters of credit totaling $7.3 million securing certain insurance programs at July 29, 2006. If certain conditions were to occur under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements that could affect the financial condition of the Company.

Seasonality

The Company’s business is seasonal in nature with a higher percentage of the Company’s merchandise sales and earnings generated in the fall and holiday selling seasons. Accordingly, SG&A expenses are typically higher as a percent of net sales during the first three quarters of each year.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Standards (“SFAS”) No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification and disclosure of tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of initially adopting this interpretation being recorded as an adjustment to the opening balance of retained earnings. We are currently evaluating the impact FIN 48 will have on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended January 28, 2006, filed with the Securities and Exchange Commission on April 6, 2006. There were no material changes to our market risk during the 26 weeks ended July 29, 2006.

STEIN MART, INC.

Item 4. Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 29, 2006 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There have been no changes in our internal control structure over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by the Company of its common stock during the 26-week period ended July 29, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 30, 2006 – May 27, 2006	9,346	$15.80	9,346	946,838
May 28, 2006 – July 1, 2006	—		—	946,838
July 2, 2006 – July 29, 2006	—		—	946,838

Total	9,346		9,346

(1)	The Company’s Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by a Board authorization to repurchase 2.5 million shares of common stock announced on March 5, 2001; this authorization does not have an expiration date.

The following table provides information regarding our equity compensation plans as of July 29, 2006:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(A) Number of securities to be issued upon exercise of outstanding options	(B) Weighted-average exercise price of outstanding options	(C) Number of securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	3,370,300	$13.75	1,571,941
Equity compensation plans not approved by security holders	—	—	—

Total	3,370,300	$13.75	1,571,941

STEIN MART, INC.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Stein Mart, Inc. was held on June 6, 2006. At the meeting, the stockholders elected all of the Company’s directors to serve for one-year terms. The vote for each nominee for director was as follows:

Name of Director	Votes For	Votes Withheld
Alvin R. Carpenter	40,990,193	258,556
Linda McFarland Farthing	36,897,689	4,351,060
Michael D. Fisher	37,531,702	3,717,047
Mitchell W. Legler	36,956,369	4,292,380
Michael D. Rose	40,931,863	316,886
Richard L. Sisisky	37,238,184	4,010,565
Jay Stein	37,528,877	3,719,872
Martin E. Stein, Jr.	29,902,760	11,345,989
J. Wayne Weaver	41,061,917	186,832
John H. Williams, Jr.	37,365,639	3,883,110
James H. Winston	37,219,743	4,029,006

The following proposals were also submitted to Stockholders with the following voting results:

1.	Re-approval of the material terms of the performance goals under the Stein Mart 2001 Omnibus Plan

For	36,695,051
Against	1,181,080
Abstain	314,165

2.	Re-approval of the material terms of the Stein Mart Employee Stock Purchase Plan

For	37,501,085
Against	376,753
Abstain	312,458

3.	Approval of the modified material terms of the performance goals under the Stein Mart, Inc. Management Incentive Compensation Plan

For	34,390,422
Against	3,770,239
Abstain	29,635

Item 5. Other Information

In June 2006, the stockholders approved the modified material terms of the performance goals under the Stein Mart, Inc. Management Incentive Compensation Plan. The amended plan is attached hereto as Exhibit 10.1.

Item 6. Exhibits

10.1	Management Incentive Compensation Plan, amended June 6, 2006

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC..

Date: September 6, 2006	By:	/s/ Michael D. Fisher
Michael D. Fisher
President and Chief Executive Officer

/s/ James G. Delfs
James G. Delfs
Senior Vice President and Chief Financial Officer