Form 10-Q
period 2006-10-28
STEIN MART INC
filed 2006-12-06
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

The number of shares outstanding of the Registrant’s common stock as of November 25, 2006 was 43,563,606.

STEIN MART, INC.

Stein Mart, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)

	October 28, 2006	January 28, 2006	October 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$14,928	$20,200	$27,866
Short-term investments	—	104,935	65,895
Trade and other receivables	11,546	11,121	7,348
Inventories	349,024	265,788	313,332
Prepaid expenses and other current assets	21,812	13,672	21,696

Total current assets	397,310	415,716	436,137
Property and equipment, net	110,187	87,106	81,901
Other assets	19,018	17,023	14,915

Total assets	$526,515	$519,845	$532,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133,387	$88,408	$123,922
Accrued liabilities	76,367	80,337	77,355
Income taxes payable	—	5,453	—

Total current liabilities	209,754	174,198	201,277
Notes payable to banks	26,494	—	—
Other liabilities	23,295	21,908	21,794

Total liabilities	259,543	196,106	223,071
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 43,548,314; 43,516,372 and 43,759,295 shares issued and outstanding, respectively	435	435	438
Additional paid-in capital	18,961	21,967	26,563
Unearned compensation	—	(3,704)	(3,829)
Retained earnings	247,576	305,041	286,710

Total stockholders’ equity	266,972	323,739	309,882

Total liabilities and stockholders’ equity	$526,515	$519,845	$532,953

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Income

(Unaudited)

(In thousands except per share amounts)

	13 Weeks Ended October 28, 2006	13 Weeks Ended October 29, 2005	39 Weeks Ended October 28, 2006	39 Weeks Ended October 29, 2005
Net sales	$339,171	$336,537	$1,040,306	$1,054,256
Cost of merchandise sold	249,909	253,486	759,452	763,254

Gross profit	89,262	83,051	280,854	291,002
Selling, general and administrative expenses	92,634	85,057	267,960	255,532
Other income, net	3,777	3,749	11,371	11,306

Income from operations	405	1,743	24,265	46,776
Interest income (expense), net	(28)	509	1,096	1,336

Income before income taxes	377	2,252	25,361	48,112
Provision for income taxes	140	856	9,253	18,283

Net income	$237	$1,396	$16,108	$29,829

Net income per share:
Basic	$0.01	$0.03	$0.37	$0.69

Diluted	$0.01	$0.03	$0.37	$0.67

Weighted-average shares outstanding:
Basic	43,162	43,553	43,212	43,252

Diluted	43,662	44,605	43,907	44,424

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	39 Weeks Ended October 28, 2006	39 Weeks Ended October 29, 2005
Cash flows from operating activities:
Net income	$16,108	$29,829
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,881	14,973
Impairment of property and other assets	—	531
Store closing charges	1,243	452
Deferred income taxes	(2,821)	1,381
Share-based compensation	3,657	516
Tax benefit from equity issuances	502	4,595
Excess tax benefits from share-based compensation	(296)	—
Changes in assets and liabilities:
Trade and other receivables	(425)	4,032
Inventories	(83,236)	(36,168)
Prepaid expenses and other current assets	(8,140)	(8,771)
Other assets	(3,317)	(1,281)
Accounts payable	44,979	24,759
Accrued liabilities	(4,230)	(2,902)
Income taxes payable	(5,453)	(5,089)
Other liabilities	1,651	478

Net cash (used in) provided by operating activities	(20,897)	27,335

Cash flows from investing activities:
Capital expenditures	(39,067)	(24,731)
Purchases of short-term investments	(586,225)	(1,379,420)
Sales of short-term investments	691,160	1,386,000

Net cash provided by (used in) investing activities	65,868	(18,151)

Cash flows from financing activities:
Borrowings under notes payable to banks	65,669	—
Repayments of notes payable to banks	(39,175)	—
Cash dividends paid	(73,572)	(5,463)
Excess tax benefits from share-based compensation	296	—
Proceeds from exercise of stock options	2,046	15,157
Proceeds from employee stock purchase plan	581	499
Repurchase of common stock	(6,088)	(11,761)

Net cash used in financing activities	(50,243)	(1,568)

Net (decrease) increase in cash and cash equivalents	(5,272)	7,616
Cash and cash equivalents at beginning of year	20,200	20,250

Cash and cash equivalents at end of period	$14,928	$27,866

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 28, 2006

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance which is meant to eliminate the diversity of practice in quantifying identified misstatements by putting forward a single quantification framework to be used by all public companies. The provisions of SAB 108 are effective for fiscal years ending on or after November 15, 2006. Management does not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance provided in previous accounting pronouncements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the reporting entity has not yet issued financial statements for that fiscal year. We are currently evaluating the impact of SFAS No. 157, but management does not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.

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

For the 13 weeks ended October 28, 2006 and October 29, 2005, the Company recorded pretax share-based compensation expense of $1.5 million and $0.2 million, respectively, and related income tax benefits of $0.5 million and $0.1 million, respectively. For the 39 weeks ended October 28, 2006 and October 29, 2005, the Company recorded pretax share-based compensation expense of $3.7 million and $0.5 million, respectively, and related income tax benefits of $1.4 million and $0.2 million, respectively. The adoption of SFAS No. 123R caused a $0.02 decrease in basic and diluted earnings per share (“EPS”) for the 13 weeks ended October 28, 2006 and a $0.04 decrease in basic and diluted EPS for the 39 weeks ended October 28, 2006.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the 13 weeks and 39 weeks ended October 28, 2006, pretax share-based compensation expense was recorded as follows:

	13 Weeks Ended October 28, 2006	39 Weeks Ended October 28, 2006
Cost of merchandise sold	$926	$2,280
Selling, general and administrative expenses	543	1,377

Total	$1,469	$3,657

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from share-based compensation arrangements as operating activities in the unaudited Consolidated Statements of Cash Flows. SFAS No. 123R requires that tax benefits resulting from share-based compensation in excess of compensation cost recognized be classified as financing cash flows. As a result, $0.3 million of excess tax benefits have been classified as financing cash flows for the 39 weeks ended October 28, 2006. SFAS No. 123R also requires that unearned compensation previously reported as a contra-equity amount and representing the amount of unamortized value of restricted stock issued no longer be reported separately. Accordingly, unearned compensation in the Consolidated Balance Sheet as of October 28, 2006 has been reclassified to additional paid-in capital.

Share-Based Compensation Plans

The Company has an Employee Stock Purchase Plan (the “Stock Purchase Plan”) whereby all employees who complete six months employment with the Company and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan are permitted to use their payroll deductions to acquire shares at 85% of the lower of the fair market value of the Company’s stock determined at either the beginning or the end of each option period. The Company uses the Black-Scholes call option value model to determine the fair value of Employee Stock Purchase Plan shares.

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

The Omnibus Plan, consistent with the Previous Plans, provides that shares of common stock may be granted to certain key employees and outside directors through non-qualified stock options, incentive stock options, stock appreciation rights, performance awards, restricted stock, or any other award made under the terms of the plan. The Board of Directors, or its delegated authority, determines the exercise price and all other terms of all grants. In general, one-third of the options granted become exercisable on the third, fourth and fifth anniversary dates of grant and expire seven years after the date of grant. No stock appreciation rights have been granted under this or the Previous Plans.

The following table presents the number of awards initially authorized and available to grant under the Omnibus Plan (shares in thousands):

Shares
Awards initially authorized	4,500
Awards available for grant:
January 28, 2006	2,495
October 28, 2006	1,307

Stock Options

The fair value of each stock option granted during the 39 weeks ended October 28, 2006 was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions: expected volatility of 47.2%, expected dividend yield of 1.5%, a risk-free interest rate of 4.8% and an expected option term of 5.2 years. The expected volatility is based on the historical volatility of our stock prices over assumed expected terms. The risk-free interest rate is estimated from yields of U.S. Treasury instruments of varying maturities with terms consistent with the expected terms of the options. The expected term of an option is calculated from a lattice model using historical employee exercise data.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option information as of and for the 39 weeks ended October 28, 2006 is as follows (in thousands except per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 28, 2006	2,775	$12.63
Granted	751	16.66
Exercised	(176)	11.51
Forfeited	(28)	12.84

Outstanding at October 28, 2006	3,322	$13.80	$10,727

Exercisable stock options at October 28, 2006	1,683	$11.21	$8,076

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 28, 2006. This amount changes based on the fair market value of the Company’s common stock.

The following table summarizes information about the weighted-average remaining contractual life (in years) and the weighted-average exercise prices for fixed-price stock options outstanding at October 28, 2006 (shares in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price	Number Exercisable	Exercise Price
$ 5.00 – 8.95	846	5.0	$7.59	651	$7.87
$ 8.96 – 13.43	422	4.8	11.02	312	11.07
$13.44 – 17.91	1,629	4.1	15.51	720	14.30
$17.92 – 22.39	425	5.3	22.35	—	—

	3,322	4.6	$13.80	1,683	$11.21

As of October 28, 2006, there was $6.5 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 4.7 years. The weighted-average grant-date fair value of options granted during the 39 weeks ended October 28, 2006 was $7.06. The total intrinsic value of stock options exercised during the 39 weeks ended October 28, 2006 was approximately $0.8 million. Cash received and the total tax benefit from the exercise of stock options during the 39 weeks ended October 28, 2006 was $2.0 million and $0.3 million, respectively.

Restricted Stock and Performance Share Awards

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

The Company’s Management Incentive Compensation Plan (the “Compensation Plan”), as amended in June 2006, provides for long-term incentive compensation, payable as performance shares (60%) and stock options (40%) to certain qualified key employees. Long-term incentive compensation will be awarded only if EPS goals are met, and then aggregate compensation value is based on each key employee’s position. These performance shares (“EPS Performance Shares”) are earned based on aggregate EPS goals for a three year rolling period and options are granted based on annual EPS goals. As defined by the Compensation Plan, 50% of the performance shares will be earned if the aggregate three year actual EPS equals Threshold (85% of goal), 100% of the performance shares will be earned if the aggregate three year actual EPS equals Target (100% of goal), and 150% of the performance shares will be earned if the aggregate three year actual EPS equals Superior (115% of goal). The number of stock options to be granted is based on a calculation of option values as defined in the Compensation Plan.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with SFAS No. 123R, recording of share-based compensation expense for awards with performance conditions is based on the probable outcome of that performance condition. EPS Performance Shares are earned based on the Company’s achieving aggregate three year EPS goals. Due to the effect of the current year’s projected EPS shortfall to goal, no share-based compensation expense has been recorded for these performance-based shares.

During the third quarter of 2006, 240,000 performance shares were granted to certain key employees as provided by the Omnibus Plan. A total of 115,000 performance shares become fully vested when the NASDAQ market price (“MP”) for the Company’s stock equals or exceeds $18.00 per share for twenty consecutive trading days before the fourth anniversary of the grant date. The remaining 125,000 performance shares vest in the same manner when the MP equals or exceeds $24.00 per share. The total value of share-based compensation expense for these market condition awards, referred to herein as “MP Performance Shares”, was determined by multiplying the total number of shares expected to be issued by the performance share fair value and is being recognized over the weighted-average implicit performance period of one year. Since the MP Performance Shares contain a market condition for vesting, the fair value of the awards was determined using a Monte Carlo simulation model with the following assumptions: expected volatility of 45.3%, expected dividend yield of 1.7%, a four-year expected return of 21.7% and a contractual term of four years. The expected volatility is based on the historical volatility of our stock prices over assumed expected terms.

A summary of restricted stock awards and MP Performance Share activity as of and for the 39 weeks ended October 28, 2006 is as follows (shares in thousands):

	Restricted Stock Awards		MP Performance Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 28, 2006	262	$17.75	—	$—
Granted	233	16.20	240	14.24
Vested	(57)	6.36	—	—
Forfeited	(12)	19.86	—	—

Non-vested at October 28, 2006	426	$18.38	240	$14.24

Total unrecognized compensation cost	$6,200		$3,068
Weighted-average expected life remaining	4.5 years		1 year

The total fair value of restricted stock awards vested during the 39 weeks ended October 28, 2006 was $0.9 million. As of October 28, 2006, there were no vested MP Performance Shares.

Prior Period Pro Forma Presentation

Prior to January 29, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”. The following table illustrates the pro forma effect on net income and earnings per share for the 13 weeks and 39 weeks ended October 28, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards prior to January 29, 2006:

	13 Weeks Ended October 29, 2005	39 Weeks Ended October 29, 2005
Net income – as reported	$1,396	$29,829
Add: Stock-based compensation expense included in net income, net of related tax effects	130	320
Less: Stock-based compensation expense determined under the fair value method, net of related tax effects	(421)	(1,226)

Pro forma net income	$1,105	$28,923

Basic earnings per share – as reported	$0.03	$0.69
Basic earnings per share – pro forma	$0.03	$0.67
Diluted earnings per share – as reported	$0.03	$0.67
Diluted earnings per share – pro forma	$0.02	$0.65

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options granted during the 39 weeks ended October 29, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 50.9%, expected dividend yield of 0.0%, a risk-free interest rate of 4.0% and expected option term of five years. An expected dividend yield of 0.0% was used because the Company did not pay dividends prior to May 2005. The weighted-average fair value of options granted during the 39 weeks ended October 29, 2005 was $10.84 per share. No options were granted during the 13 weeks ended October 29, 2005.

3. Store Closing Charges

The Company closed six stores during 2006 and six stores during 2005. Lease termination and severance costs of $1.1 million were incurred during both the first 39 weeks of 2006 and 2005 and are included in selling, general and administrative expenses in the unaudited Consolidated Statements of Income.

The following tables show the activity in the store closing reserve for the first 39 weeks of 2006 and 2005:

	January 28, 2006	Charges	Payments	October 28, 2006
Lease termination costs	$5,522	$639	$1,889	$4,272
Severance	63	452	515	—

Total store closing reserve	$5,585	$1,091	$2,404	$4,272

	January 29, 2005	Charges	Payments	October 29, 2005
Lease termination costs	$6,898	$579	$2,272	$5,205
Severance	131	471	602	—

Total store closing reserve	$7,029	$1,050	$2,874	$5,205

The store closing reserve at October 28, 2006, January 28, 2006 and October 29, 2005 includes a current portion (in accrued liabilities) of $2.2 million, $2.8 million and $2.1 million, respectively, and a long-term portion (in other liabilities) of $2.1 million, $2.8 million and $3.1 million, respectively.

4. Revolving Credit Agreement

The Company has a $100 million senior revolving credit agreement (the “Agreement”) with a group of lenders which extends through January 2011. Under the terms of the Agreement, the Company has the option to increase the facility by an additional $50 million. Borrowings under the Agreement are based on and collateralized primarily by eligible inventory. The Company routinely issues commercial and standby letters of credit for purposes of securing foreign sourced merchandise and certain insurance programs. Outstanding letters of credit reduce availability under the credit agreement. The Company had outstanding commercial and standby letters of credit of $3,400 and $8.3 million, respectively, at October 28, 2006. The Company was in full compliance with the terms of the Agreement at October 28, 2006.

5. Income Taxes

In May 2006, the Texas legislature enacted a new law that reforms the Texas franchise tax system and replaces it with a new Texas margin tax system. For companies that have fiscal tax years ending between January 1 and May 18, 2006, the enactment is treated as a retroactive change in enacted law and the computation of tax liability will be based on 2006 operating results.

The Texas margin tax is considered an income tax for accounting purposes. In accordance with the provisions of SFAS No. 109, which require that deferred tax assets and liabilities be adjusted for the effects of new income tax legislation in the period of enactment, the Company decreased its net deferred tax liabilities during the second quarter of 2006 resulting in a $0.2 million reduction in the provision for income taxes for the second quarter of 2006 and the 39 weeks ended October 28, 2006.

The Company is subject to periodic review by federal, state and local taxing authorities in the ordinary course of business. The Internal Revenue Service is currently examining the Company’s federal income tax returns for the years 2003 and 2004. While the final outcome of the examination cannot be predicted with certainty, it is the opinion of management that none of the items under examination will have a material adverse resolution on the results of operations, financial position or liquidity. An unexpected adverse resolution of one or more items, however, could have a material adverse effect on the results of operations, financial condition or liquidity in a particular fiscal year or fiscal quarter.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Net Income Per Share

Basic net income per share is computed by dividing net income by the basic weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the diluted weighted-average number of common shares outstanding.

A reconciliation of basic weighted-average number of common shares to diluted weighted-average number of common shares is as follows (000’s):

	13 Weeks Ended October 28, 2006	13 Weeks Ended October 29, 2005	39 Weeks Ended October 28, 2006	39 Weeks Ended October 29, 2005
Basic weighted-average number of common shares	43,162	43,553	43,212	43,252
Incremental shares from assumed exercise of stock options and restricted stock awards	500	1,052	695	1,172

Diluted weighted-average number of common shares	43,662	44,605	43,907	44,424

Options to purchase approximately 1.5 million shares of common stock that were outstanding during the 13 weeks ended October 28, 2006 were not included in the computation of diluted net income per share as the exercise prices of these options were greater than the average market price of the common shares. For the 39 weeks ended October 28, 2006 and October 29, 2005, options to purchase 1.4 million and 0.4 million shares of common stock, respectively, were not included in the computation of diluted net income per share for the aforementioned reason. Incremental Employee Stock Purchase Plan shares calculated using the Treasury stock method also have been excluded from the computation of the diluted net income per share because the effect would be anti-dilutive.

7. Co-Brand Credit Card

In September 2006, the Company entered into a Co-Brand Credit Card Consumer Program Agreement (the “Agreement”) with GE Money Bank (the “Bank”). The Agreement establishes a revolving consumer credit card program (the “Program”) which will be made available to qualified consumers. During the term of the Agreement, Stein Mart will make the Program available to its customers, including accepting and transmitting account applications and accepting the credit card in its stores. Bank will extend credit directly to cardholders under the program to finance purchases from Stein Mart, as well as from other retailers, and assumes all credit risk from the credit card accounts. The initial term of the Agreement is for five years and renews automatically for successive one-year terms unless either party provides notice of termination at least 180 days prior to expiration of the initial or renewal term.

The Company recognizes revenues received from Bank per the Agreement as follows:

•	New account fees, net of a “first spend” reward liability, are recognized in the period the account is activated.

•	Fees received based on credit card usage are deferred to offset the customer reward certificate liability.

STEIN MART, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiary.

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the effectiveness of advertising, marketing and promotional strategies, ongoing competition from other retailers, changing preferences in apparel, changes in consumer spending due to current events and/or general economic conditions, unanticipated weather conditions and unseasonable weather, adequate sources of merchandise at acceptable prices, the availability of suitable new store sites at acceptable lease terms, the Company’s ability to attract and retain qualified employees to support planned growth, ability to successfully implement strategies to exit or improve under-performing stores, disruption of the Company’s distribution system and acts of terrorism. Readers are urged to review and consider the matters discussed in “Item 1A. Risk Factors” of our Form 10K for 2005.

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

Overview

Stein Mart is a retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features fashionable, current-season, moderate to better brand-name apparel for women and men, as well as accessories, gifts, linens and shoes all offered at prices targeted to be 25% to 60% below the list prices at department stores. Our target customers are fashion-conscious, value-seeking 35-60 year old women with above average annual household incomes. As of October 28, 2006, we operated 265 stores in 30 states and the District of Columbia.

During the third quarter of 2006, the Company had net income of $237,000 as compared to net income of $1.4 million during the third quarter of 2005. Comparable store sales increased 0.2 percent from the third quarter of 2005 to the third quarter of 2006. Gross profit increased during the third quarter of 2006 due to decreased markdowns and improved markup, somewhat offset by increased occupancy costs and equity-based buying compensation. Selling, general and administrative (“SG&A”) expenses were higher in the third quarter of 2006 due to increases in store payroll, depreciation, store-opening costs, advertising, insurance expenses, share-based compensation and legal expenses related to a wage-and-hour lawsuit. The SG&A rate was higher due to a lack of leverage on relatively flat sales and increased expenses.

During the 39 weeks ended October 28, 2006, the Company had net income of $16.1 million as compared to net income of $29.8 million during the same 2005 period. Comparable store sales decreased 2.0 percent from the first 39 weeks of 2005. Gross profit was negatively impacted by increased markdowns, occupancy costs, and equity-based buying compensation, somewhat offset by improved mark-up. SG&A expenses were higher during the 39 weeks ended October 28, 2006 due to increases in store payroll, depreciation, store-opening costs, advertising, insurance expenses, share-based compensation and legal expenses related to a wage-and-hour lawsuit. The SG&A rate was higher due to a lack of leverage on decreased sales and increased expenses.

The Company has had a number of merchandising and store operations initiatives underway this year. The following is an update on these efforts:

•	All children’s apparel has been cleared from Stein Mart stores, and the expanded assortments of intimate apparel, special sizes and certain classifications of ready-to-wear are in place and performing to expectations.

•	Plans for the transfer of the remaining 102 shoe departments to DSW Inc. are on track with the expected transition slated for January 2007.

•	The Company launched its co-brand credit card in October; it will serve as the foundation for enhanced marketing strategies for the Preferred Customer program.

•	Continuing its fashion upgrade of the home area, the Company recently unveiled a new collection of gifts and linens conceived by Nina Campbell, an award-winning English interior designer and author. The Nina/Nina Campbell collection will be exclusive to Stein Mart.

STEIN MART, INC.

•	The price optimization system is now performing as expected.

•	The 360 Commerce cash register platform installation is complete, with 180 stores being converted this year. The installations included transaction processing hardware and software, as well as the re-configuration of the cash/wrap-service desk areas in each of the stores.

During the fourth quarter of 2006, we expect comparable store sales to increase approximately 2-3 percent which would produce diluted earnings per share approximately in line with the $0.48 earned last year in the fourth quarter. Note that fiscal 2006 (ending February 3, 2007) is a 53-week year compared to fiscal 2005 which was a 52-week year.

Stores

There were 265 stores open at October 28, 2006 and 262 stores open at October 29, 2005. Three additional stores were opened in November 2006. For the year, we will have opened 12 stores and closed six stores, bringing to 268 the number of stores at the end of 2006 compared to 262 at the end of 2005. In 2007, the Company expects to open approximately 20 new stores. Any decision on store closures for 2007 will be made at the end of fiscal 2006.

	13 Weeks Ended October 28, 2006	13 Weeks Ended October 29, 2005	39 Weeks Ended October 28, 2006	39 Weeks Ended October 29, 2005
Stores at beginning of period	261	259	262	261
Stores opened during the period	6	3	9	7
Stores closed during the period	(2)	—	(6)	(6)

Stores at the end of period	265	262	265	262

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Income expressed as a percentage of the Company’s net sales (numbers may not add due to rounding):

	13 Weeks Ended October 28, 2006	13 Weeks Ended October 29, 2005	39 Weeks Ended October 28, 2006	39 Weeks Ended October 29, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	73.7	75.3	73.0	72.4

Gross profit	26.3	24.7	27.0	27.6
Selling, general and administrative expenses	27.3	25.3	25.8	24.2
Other income, net	1.1	1.1	1.1	1.1

Income from operations	0.1	0.5	2.3	4.4
Interest income (expense), net	—	0.2	0.1	0.1

Income before income taxes	0.1	0.7	2.4	4.6
Provision for income taxes	—	0.3	0.9	1.7

Net income	0.1%	0.4%	1.5%	2.8%

For the 13 weeks ended October 28, 2006 compared to the 13 weeks ended October 29, 2005

The 0.8% total sales increase for the 13 weeks ended October 28, 2006 from the same 2005 period reflects an 0.2% increase in sales from comparable stores and sales from the nine new stores opened in 2006 and the seven stores opened in 2005, offset by the closing of six stores during 2006 and the closing of six stores during 2005.

Gross profit for the 13 weeks ended October 28, 2006 was $89.3 million or 26.3 percent of net sales, a 1.6 percentage point increase from gross profit of $83.1 million or 24.7 percent of net sales for the 13 weeks ended October 29, 2005. Gross profit increased during the third quarter of 2006 due to a 1.5 percentage point decrease in markdowns and a 0.9 percentage point increase in markup, offset by a 0.6 percentage point increase in occupancy costs due to increased rent, real estate taxes and utilities expenses and a 0.3 percentage point increase in share-based buying compensation expense.

SG&A expenses were $92.6 million or 27.3 percent of net sales for the 13 weeks ended October 28, 2006 as compared to $85.1 million or 25.3 percent of net sales for the same 2005 quarter. SG&A expenses as a percent of sales increased 2.0 percentage points during the third quarter of 2006 due to a lack of leverage on relatively flat sales and increased $7.5 million due to a $1.5 million increase in workers’ compensation and health insurance, a $1.3 million increase in store payroll, a $1.2 million increase in legal expenses related to a wage-and-hour lawsuit, a $1.1 million increase in advertising expenses, a $1.0 million increase in depreciation expense due to increased capital expenditures and a $0.8 million increase in pre-opening expenses.

STEIN MART, INC.

The third quarter of 2006 includes share-based compensation expense of $1.5 million, a $1.3 million increase over the third quarter of 2005 share-based compensation expense of $0.2 million. This increase reduced gross profit by $0.8 million and increased SG&A expenses $0.5 million during the third quarter of 2006.

The Company closed six stores during 2006 and six stores during 2005. Those closed stores had sales of $0.5 million and $4.9 million and operating losses of $0.2 million and $1.0 million during the third quarter of 2006 and 2005, respectively.

The Company incurred net interest expense of $28,000 during the third quarter of 2006 compared to earning interest income of $509,000 during the third quarter of 2005. The decrease from interest income to net interest expense is due to decreased short-term investments primarily as a result of our paying a special dividend of $65.4 million during 2006. The Company began borrowing on its revolving credit agreement in late September 2006 as inventory receipts increased.

The income tax provision for the third quarter of 2006 and 2005 was $0.1 million and $0.9 million, respectively, reflecting an effective tax rate of 37.2% and 38.0%, respectively. The effective tax rate for the remainder of 2006 is expected to be approximately 37.2%.

For the 39 weeks ended October 28, 2006 compared to the 39 weeks ended October 29, 2005

The 1.3% total sales decrease for the 39 weeks ended October 28, 2006 from the same 2005 period reflects a 2.0% decrease in sales from comparable stores, the closing of six stores during 2006 and the closing of six stores during 2005 offset by sales from the nine new stores opened in 2006 and the seven stores opened in 2005.

Gross profit for the 39 weeks ended October 28, 2006 was $280.9 million or 27.0 percent of net sales, a 0.6 percentage point decrease from gross profit of $291.0 million or 27.6 percent of net sales for the 39 weeks ended October 29, 2005. Gross profit was negatively impacted by a 0.7 percentage point increase in occupancy costs due to increased rent, real estate taxes and utilities expenses, a 0.5 percentage point increase in markdowns and a 0.2 percentage point increase in share-based compensation expense, somewhat offset by a 0.7 percentage point increase in markup.

SG&A expenses were $268.0 million or 25.8 percent of net sales for the 39 weeks ended October 28, 2006 as compared to $255.5 million or 24.2 percent of net sales for the same 2005 period. SG&A expenses as a percent of sales increased 1.6 percentage points due to a lack of leverage on decreased sales and increased $12.4 million due to a $3.8 million increase in store payroll, a $2.6 million increase in depreciation expense due to increased capital expenditures, a $1.5 million increase in legal expenses primarily related to a wage-and-hour lawsuit, a $1.4 million increase in workers’ compensation and health insurance, a $0.9 million increase in advertising expenses and a $0.9 million increase in pre-opening expenses.

The first 39 weeks of 2006 includes share-based compensation expense of $3.7 million, a $3.2 million increase over the same 2005 period which had share-based compensation expense of $0.5 million. This increase reduced gross profit by $2.0 million and increased SG&A expenses $1.2 million.

The Company closed six stores during 2006 and six stores during 2005. Those closed stores had sales of $8.7 million and $21.4 million and operating losses of $2.8 million and $2.7 million during the first 39 weeks of 2006 and 2005, respectively.

The Company earned net interest income of $1.1 million and $1.3 million on its cash and short-term investments during the first 39 weeks of 2006 and 2005, respectively. The decrease in net interest income is due to decreased short-term investments, primarily as a result of our paying a special dividend of $65.4 million during 2006, and borrowings under the revolving line of credit agreement beginning in the third quarter of 2006.

The income tax provision for the first 39 weeks of 2006 and 2005 was $9.3 million and $18.3 million, respectively, reflecting an effective tax rate of 36.5% and 38.0%, respectively. The income tax provision for the first 39 weeks of 2006 includes a one-time reduction of certain net deferred tax liabilities of $0.2 million to reflect the impact of the new Texas margin tax which is replacing the existing Texas franchise tax. The effective tax rate for the remainder of 2006 is expected to be approximately 37.2%.

Liquidity and Capital Resources

The Company’s primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company’s working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of October 28, 2006, the Company had $14.9 million in cash and cash equivalents and $26.5 million in notes payable to banks compared to cash and cash equivalents of $27.9 million, short-term investments of $65.9 million and no borrowings as of October 29, 2005.

STEIN MART, INC.

Net cash used in operating activities was $20.9 million for the first 39 weeks of 2006 compared to net cash provided by operating activities of $27.3 million for the first 39 weeks of 2005. More cash was used in operating activities during the first 39 weeks of 2006 compared to the first 39 weeks of 2005 primarily due to lower net income and a $47.1 million increase in inventories offset by a $20.2 million increase in accounts payable. We began to build inventories during the third quarter this year in support of our strategic business shifts including:

•	additional inventory in the home areas, which were substantially under-inventoried in the fourth quarter of 2005 as we cleared goods in anticipation of the launch of our new approach to home,

•	additional inventory allocated to expanded intimate, special size and casual categories,

•	inventory in the nine new fall stores, and

•	additional inventory to support a better transition in our resort stores.

Net cash provided by investing activities was $65.9 million for the first 39 weeks of 2006 compared to net cash used in investing activities of $18.2 million for the first 39 weeks of 2005. The net liquidation of short-term investments provided $104.9 million of cash in the first 39 weeks of 2006 compared to $6.6 million of cash in the first 39 weeks of 2005. Capital expenditures were $14.3 million higher in the first 39 weeks of 2006 compared to the first 39 weeks of 2005 due primarily to remodeling costs for existing stores and the continued roll-out of new point-of-sale equipment. The Company expects to invest approximately $45 million in capital expenditures in 2006 to open new stores and to continue investment in systems and store upgrades for increased productivity and enhanced customer service.

Net cash used in financing activities was $50.2 million during the first 39 weeks of 2006 and $1.6 million during the first 39 weeks of 2005. In the first 39 weeks of 2006, three regular quarterly dividends of $0.0625 per share totaling $8.2 million and a special dividend of $1.50 per share totaling $65.4 million were paid compared to two quarterly dividends of $0.625 per share paid in the first 39 weeks of 2005. In November 2006, the Company declared a regular quarterly cash dividend of $0.0625 per share which will be paid on December 22, 2006 to shareholders of record at close of business on December 8, 2006. The Company began borrowing on its revolving credit agreement in late September 2006 as inventory receipts increased.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from share-based compensation arrangements as operating activities in the unaudited Consolidated Statements of Cash Flows. SFAS No. 123R requires that tax benefits resulting from share-based compensation in excess of compensation cost recognized be classified as financing cash flows. As a result, $0.3 million of excess tax benefits has been classified as financing cash flows for the 39 weeks ended October 28, 2006.

The Company has a $100 million senior revolving credit agreement with a group of lenders, with an initial term ending January 2011. At October 2006 there were $26.5 million in direct borrowings and no Event of Default existed under the terms of the Agreement.

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

Contractual Obligations

To facilitate an understanding of the Company’s contractual obligations, the following payments due by period data is provided:

	Total	Less than 1 Year	1 – 2 Years	3 – 5 Years	After 5 Years
Operating leases	$384,542	$69,490	$66,313	$147,948	$100,791

At October 28, 2006, the Company had $26.5 million of direct borrowings on its credit facility. Other long-term liabilities on the balance sheet include deferred income taxes, deferred compensation and other long-term liabilities that do not have specific due dates, so are excluded from the preceding table. Other long-term liabilities also include long-term store closing reserves, a component of which is future minimum payments under non-cancelable leases for closed stores. These future minimum lease payments total $11.4 million and are included in the above table.

STEIN MART, INC.

Off-Balance Sheet Arrangements

The Company has outstanding standby letters of credit totaling $8.3 million securing certain insurance programs at October 28, 2006. If certain conditions were to occur under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements that could affect the financial condition of the Company.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance which is meant to eliminate the diversity of practice in quantifying identified misstatements by putting forward a single quantification framework to be used by all public companies. The provisions of SAB 108 are effective for fiscal years ending on or after November 15, 2006. Management does not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance provided in previous accounting pronouncements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the reporting entity has not yet issued financial statements for that fiscal year. We are currently evaluating the impact of SFAS No. 157, but management does not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended January 28, 2006, filed with the Securities and Exchange Commission on April 6, 2006. There were no material changes to our market risk during the 39 weeks ended October 28, 2006.

Item 4.	Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 28, 2006 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There have been no changes in our internal control structure over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

STEIN MART, INC.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended October 28, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 30, 2006 – August 26, 2006	60,000	$12.34	60,000	886,838
August 27, 2006 – September 30, 2006	140,000	12.24	140,000	746,838
October 1, 2006 – October 28, 2006	—		—	746,838

Total	200,000		200,000

(1)	The Company’s Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by a Board authorization to repurchase 2.5 million shares of common stock announced on March 5, 2001; this authorization does not have an expiration date.

The following table provides information regarding our equity compensation plans as of October 28, 2006:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	3,562,487	$12.87	1,307,400
Equity compensation plans not approved by security holders	—	—	—

Total	3,562,487	$12.87	1,307,400

The number of securities to be issued in column (A) includes 3,322,487 shares issuable upon the exercise of outstanding stock options and 240,000 shares issuable pursuant to share awards that have been granted through Performance Share Award Agreements provided by the 2001 Omnibus Plan. Since the share awards do not have an exercise price, they have been included in the weighted-average exercise price calculation in column (B) at an exercise price of zero. The number of performance shares issuable pursuant to the Company’s Management Incentive Compensation Plan is determined based on aggregate EPS goals for a three year rolling period. As it is currently anticipated that no shares will be issued under this plan, they are excluded from the above table.

Item 5.	Other Information

In September 2006, the Company entered into Performance Share Award Agreements, as provided by the 2001 Omnibus Plan, with D. Hunt Hawkins, Executive Vice President, Operations and William A. Moll, Executive Vice President and Chief Merchandising Officer in recognition of their promotions to Executive Vice President positions. Under the agreements, these key employees were each granted 100,000 performance shares, a portion of which become fully vested when the NASDAQ market price for the Company’s stock equals or exceeds two specified closing prices for a certain number of consecutive trading days before the fourth anniversary of the grant date. The form of the agreement is attached hereto as Exhibit 10.1.

Item 6.	Exhibits

10.1	Form of Performance Share Award Agreement for Key Employee, pursuant to 2001 Omnibus Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: December 6, 2006	By:	/s/ Michael D. Fisher
Michael D. Fisher President and Chief Executive Officer

/s/ James G. Delfs
James G. Delfs Senior Vice President and Chief Financial Officer