Form 10-K
period 2007-02-03
STEIN MART INC
filed 2007-04-18
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-20052

STEIN MART, INC.

(Exact name of registrant as specified in its charter)

Florida	64-0466198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1200 Riverplace Blvd., Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (904) 346-1500

Securities registered pursuant to Section 12(b) of the Act: Title of each class: Common Stock $.01 par value	Name of each exchange on which registered: The NASDAQ Stock Market LLC

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 5, 2007 was $475,734,789. For purposes of this response, executive officers and directors are deemed to be affiliates of the registrant and the holdings by non-affiliates was computed as 16,461,589 shares. At April 5, 2007, the Registrant had issued and outstanding an aggregate of 43,769,461 shares of its common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference in Parts III-IV.

STEIN MART, INC.

TABLE OF CONTENTS

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in Part I, Item 1A under ‘Risk Factors’ and Item 3 under ‘Legal Proceedings’; in Part II, Item 5 under ‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities’; and Part II, Item 7 under ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources’. Wherever used, the words ‘plan’, ‘expect’, ‘anticipate’, ‘believe’, ‘estimate’ and similar expressions identify forward-looking statements. In addition, except for historical facts, all information provided in Part II, Item 7A, under ‘Quantitative and Qualitative Disclosures About Market Risk’ should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

OVERVIEW

Stein Mart is a retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season, moderate to better fashion apparel for women and men, as well as accessories, gifts, linens and shoes all offered at prices competitive with off-price retail chains. Our target customers are fashion-conscious, value-seeking 35-60 year old women with above average annual household incomes. As of February 3, 2007, we operated 268 stores in 30 states and the District of Columbia.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiary.

BUSINESS STRENGTHS

We believe our success and future growth will depend on the consistent execution of the following business strengths:

Target a Highly Desirable Customer. Generally, our target customers are fashion-conscious, value-seeking women between the ages of 35 and 60. Women in this age bracket spent over $32 billion on apparel in 2006. Within this group, our target customer generally has a higher than average level of disposable income. Furthermore, we believe that the product selection, customer service, mall location and pricing of better department and specialty stores have become less appealing to our targeted customer. For these reasons, we believe that by continuing to make our shopping experience convenient, relevant and desirable to this target customer, we will be able to increase our share of the apparel market.

Provide Timely, Consistent, Upscale Merchandise. We purchase current-season, fashionable, upscale merchandise primarily through pre-planned buying programs similar to those used by department stores. We generally purchase from many of the same vendors as department stores. We collaborate with our vendors to acquire a more focused selection of merchandise that we feel better reflects the fashion tastes, colors and patterns desired by our target customer. This strategy enables us to offer current-season, fashionable merchandise on a more timely basis than some of our off-price competitors, who concentrate on more opportunistic buying approaches, including the use of “close-outs” and overstocks to source their merchandise.

Offer Value on Fashion Merchandise. We strive to provide a compelling value on fashionable, current-season merchandise. As part of our favorable vendor relationships and streamlined purchase terms, we generally do not require many of the typical vendor concessions, such as advertising allowances or return privileges that are common in the department store industry. As a result, we believe that our buyers are able to negotiate more favorable pricing terms from vendors. We pass these savings on to our customers through everyday low pricing that we target to be competitive with off-price retail chains.

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

Execute our Convenience-based Real Estate Strategy. Our typical store format averages 37,000 square feet and is located primarily in neighborhood shopping centers in close proximity to upscale, residential neighborhoods. Our optimal co-tenants within these shopping centers cater to a similar target customer and are typically highly frequented retail formats such as supermarkets, drug stores, specialty retailers and restaurants. In addition, our store size and layout offer greater convenience to our customers than some of our department store competitors. We utilize regional tenant representatives to locate new store sites in targeted markets across the United States.

Leverage our Broadly Recognized Brand. We enjoy a nationally recognized brand, with presence in 30 states and the District of Columbia as of February 3, 2007 and an active advertising and marketing program. We are evolving our advertising and marketing efforts to reinforce our principal value proposition with our current customers and introduce Stein Mart to prospective customers through a combination of television commercials, print ads, direct mail collateral and internet outreach.

RECENT INITIATIVES

Over the course of the past five years, we have implemented a number of strategies designed to highlight our traditional strengths, while creating a more productive, profitable foundation on which we seek to double the size of our business. At the core of each of these strategies is a goal to maximize profitability in each square foot of selling space. These strategies include:

•	Make the assortment more meaningful to our customer

•

A major customer research project was conducted in the spring of 2005 to identify those categories of merchandise that the customer did or did not value. We also asked what merchandise that we currently did not carry (or did not carry enough of) would attract more of her shopping dollars. The results of this research prompted the following:

•

The decision to exit the Children’s Apparel business; a move that began post-Easter 2006 and culminated in October 2006. The additional square footage was dedicated to more desirable areas of ladies’ ready-to-wear, including intimate apparel and special sizes.

•

The introduction of several exclusive lines of merchandise created by well-known designers to fulfill our customers’ desire to identify with better brands. These include exclusive products by A Line/Anne Klein and Jones & Co. in the apparel areas, and Nina Campbell in the Home departments.

•	The expansion of Alan Flusser and Peck & Peck proprietary brands through the addition of Alan Flusser Golf in our Men’s area and Peck & Peck Weekend in our Boutique.

•	The creation of a new Men’s line, T. Harris-a British menswear-inspired line that provides premium quality product at a very attractive price point.

•

We executed a major overhaul of our Home area, which involved re-tooling the Gifts and Linens business to concentrate on Home Décor and Entertaining. This process, which began with the clearance of much of the former Home merchandise in the fall of 2005, was substantially completed during 2006; however, additional evaluation and fine-tuning of these assortments continues.

•	Deliver merchandise more appropriately and turn the product more effectively

•

Emphasis was placed on the creation of a more compelling fashion assortment that would be delivered, priced and promoted to move through the inventory cycle as quickly and productively as possible, with a goal of reducing markdowns and increasing inventory turn.

•	Fine tune our delivery systems so that the season’s merchandise flows in proportionately in several “mini-seasons” rather than being delivered in a single window of time.

•

In the spring of 2006, we installed ProfitLogic®, Oracle’s price optimization software. This system enhances our ability to make the best markdown decisions by predicting the most effective markdown cadence for a particular product. We believe it will allow us to deliver better merchandise margins through both timely decision-making and the ability to take markdowns regionally.

•	Make the shopping experience more pleasant and rewarding

•

A new register system was installed in all stores to provide a more efficient check-out experience for our customers. The new system will make wait times shorter and allow the cashier to respond more quickly to returns and exchanges. It will also serve as a platform for enhanced customer interaction as we add functionality to the platform in the future. All stores had received the upgrade by the end of October 2006.

•	The interior décor of many of our stores was upgraded to a more neutral paint palette and fitted with more flexible fixtures.

•	A new, Stein Mart Platinum MasterCard® was launched to provide a points-based system of customer rewards and a way to reach out to customers in a more targeted manner.

•	Establish rigorous new protocols for both selecting new store locations and determining which stores should close because of under-performance.

•

Each potential new location is scrutinized for future success based on projections of sales and operating profitability and is required to attain or exceed a three-year hurdle rate. A third party resource is employed to provide sales projections, and the proforma operating statement is presented to and must be approved by the management committee of the Company. A total of 38 new stores have been opened and three have been relocated to more advantageous locations since this process began to be utilized in February 2003.

•

Average new store sales for stores opened after 2002 under the new location selection process have increased to approximately $5.0 million for the first full fiscal year. Previously, new store sales averaged $4.0 - $4.5 million for the same period.

•

Under-performing stores are scrutinized at the end of each fiscal year and decisive action to improve, adjust or close them is prescribed. Since this process was put in place at the end of 2002, 35 under-performing locations had been removed from our existing real estate portfolio as of February 3, 2007.

As a result of these initiatives:

•

Average sales per store (including leased departments) increased from $5.7 million to $6.1 million between fiscal 2002 and fiscal 2006 and sales per square foot (including leased departments) from $184 to $201 during the same period.

•	Gross profit as a percentage of sales improved by 3.0 percentage points between fiscal 2002 and the end of fiscal 2006.

GROWTH STRATEGY

Our management team is committed to executing the following key growth strategies:

Optimize our Retail Footprint. As of February 3, 2007, we had 268 retail stores, 12 of which were opened in fiscal 2006. In 2007, we will accelerate our new store growth with the most aggressive store opening plan since 2001, with 15-20 new stores, the majority of which will open in the second half of the year. We will close two stores and relocate two stores in fiscal 2007. We expect to fund the cost of opening all new stores from our internal cash flow. Consistent with our past expansion strategy, new stores will be added in both new metropolitan markets and existing markets. Our drop shipment distribution approach allows management to concentrate on the most desirable real estate opportunities in targeted markets, without being constrained geographically by the capacity limits or locations of a distribution center.

We evaluate the entire portfolio of store locations at the end of each fiscal year. If there are stores that are not performing to their potential, we will consider a number of corrective measures or, in certain cases, choose to close the location, depending on our lease obligations. Accordingly, we anticipate that new store openings will be partially offset by the closure on a selective basis of under-performing stores.

Improve Profitability. As we grow our business and open new stores, we intend to increase our operating income. Key elements of our profitability improvement strategy include:

•	focusing the business toward the needs and desires of our target customer by optimizing merchandise mix via continued customer research

•	improving store traffic through enhanced marketing programs

•	expanding margins by improving our product sell-through and minimizing our markdowns

•	lowering the cost of our merchandise by continually improving our purchasing process

Further Strengthen and Build Customer Loyalty and Brand Awareness. As we grow our business, we believe we will continue to identify new and effective ways to improve our brand visibility and build customer loyalty. The Preferred Customer program and our credit card offer us opportunities to reward our most devoted customers. Additionally, we promote brand awareness in the community through fashion shows and wardrobe consultations for businesses and other organizations.

In 2007, we entered into an agreement with a new advertising agency to develop a stronger brand awareness campaign using an integrated marketing approach. We anticipate the first output of this endeavor in the Fall 2007 season.

MERCHANDISING, PRICING AND STORE APPEARANCE

Our focused assortment of merchandise features moderate to better fashion apparel for women and men as well as ladies’ accessories, gifts, linens and shoes. Our fashion assortment is driven primarily by our own merchandising plan, which is intended to anticipate and identify seasonal fashion, silhouette and color trends, and how each should be represented on the selling floor in order to serve our target customer. Branded merchandise is complemented by a limited private label program which enhances the presentation of current fashion trends and provides key basic items in complete size ranges and assortments. We seek to offer distinct value to our customer through everyday low pricing that we target to be competitive with off-price retail chains.

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

The following table reflects the percentage of our sales by major merchandise category, which includes sales from leased shoe departments, for the fiscal years indicated:

	2006	2005	2004
Ladies’ and Boutique apparel	44%	42%	41%
Ladies’ accessories	12%	13%	12%
Men’s	20%	19%	18%
Gifts and linens	14%	15%	17%
Leased shoe departments	7%	7%	7%
Children’s	1%	2%	3%
Other	2%	2%	2%

	100%	100%	100%

A comprehensive Customer Intensification ProcessTM was conducted in the spring of 2005 with a goal to further clarify our customers’ shopping preferences. The results of that study led to a decision to eliminate our Children’s apparel offering in favor of additional ready-to-wear categories such as intimate apparel and special sizes. This process began in the spring of 2006 and was completed in the fall of 2006, with the new categories successfully replacing the prior category’s sales and at higher gross margins.

Our shoe department has traditionally been a leased department operated in individual stores by one of two shoe retailers. DSW, Inc. or Nine West Group, Inc., a division of Jones Apparel Group, Inc. leased space in 60% and 40% of the stores, respectively, through the first 11 months of 2006. In January 2007, DSW, Inc. became the single lessee for all Stein Mart stores. The footwear featured in this department is presented in a manner consistent with our overall presentation in other departments, stressing fashionable, current-season footwear at value prices. This department offers a variety of women’s and men’s casual and dress shoes, which complement the range of apparel available in other departments.

STORE NETWORK

At February 3, 2007, we operated 268 stores in 30 states and the District of Columbia, primarily concentrated in the Southeast and Texas. Stores are located primarily in neighborhood shopping centers in close proximity to upscale residential neighborhoods, where our target customer is likely to reside. Other locations where our stores may be found include power centers, in freestanding buildings or in traditional shopping malls. All of our stores and our headquarters are leased.

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

Our costs associated with opening a new store include approximately $700,000 to $850,000 for fixtures, equipment, leasehold improvements and pre-opening expenses (primarily advertising, stocking and training). The cost of our initial inventory investment for a new store is approximately $1.0 million.

During 2002, we revised our approach to selecting new store locations. Most of the stores opened in 2003 and thereafter were selected using this new approach. Prior to that time, our principal consideration was population demographics, along with the availability of prime real estate locations, existing and potential competitors, and the number of our stores that a market could support. We have since expanded our analysis to consider psychographics, such as fashion consciousness in the marketplace. We have also retained a third-party consulting firm to analyze each potential location. Finally, a committee of our senior officers considers the collected data and analysis, and determines whether to approve or reject potential new store locations. Our management has identified several target markets to expand our existing presence as well as new geographic regions to enter. Based on information provided by real estate consultants, we believe the Stein Mart store network could eventually reach 500-550 stores.

We also revised our approach to identifying and analyzing under-performing stores. This approach involves regular review of all existing stores, with emphasis on strategies to improve the profitability of under-performing stores. If, after a period of time, a store’s profitability does not improve, the store is considered for closure. In some instances, lease termination costs make it economically impracticable to close an under-performing store. A total of 35 under-performing stores were closed during the past four years. We plan to close two under-performing stores and relocate two stores in 2007.

In 2002, we also introduced a smaller (sub-15,000 square foot) store concept, collections of Stein Mart, to test our entry into resort and premium markets where our typical Stein Mart store is not feasible. There are currently four collections of Stein Mart stores, and we believe that this format has continued promise in locations where either real estate availability or costs are prohibitive for our typical 37,000 square foot store.

CUSTOMER SERVICE

Our customer service is fundamental to our goal of building customer loyalty. Our stores offer many of the services typically found in better department and specialty stores, such as a liberal merchandise return policy, a Preferred Customer program, a Stein Mart Platinum MasterCard® and electronic gift certificates. Each store is staffed to provide a number of sales associates to properly attend to customer needs. All our stores have their own Boutique, staffed generally by specially-recruited associates who are civically and socially prominent in the community and who generally work one day a week. We believe this staffing approach adds credibility and fashion integrity to the department.

Our associates are paid on a per-hour or salaried basis and are not on commission.

We completed the 360 Commerce cash register platform installation with 180 stores being converted in 2006. The installations included transaction processing hardware and software, as well as the re-configuration of the cash/wrap service desk areas in each of the stores.

VENDOR RELATIONSHIPS AND BUYING

We buy from approximately 1,500 vendors, and we enjoy longstanding working relationships with many of these vendors. Our buyers shop at a variety of marketplaces to identify and negotiate with vendors for our desired assortment of merchandise. In most cases, our merchandise is bought directly from the manufacturers’ lines, similar to department stores’ purchasing programs. In other cases, our merchants work with manufacturers to customize pieces on the vendor’s line for our inventory. We also develop branded and private label proprietary product through established vendors in order to provide customers with a unique product. Our private label merchandise comprises approximately 10% of sales. In 2006, approximately six percent of our purchases were from two vendors, and less than two percent of total purchases were from any other single vendor.

Our in-house merchandise development department works with buyers and vendors to ensure that the merchandise assortments offered are unique, fashionable, color-forward and of high quality. Our information systems enable us to acquire merchandise and track sales information on a store-by-store basis, allowing our buying staff to respond quickly to customer buying trends.

MARKETING

Our advertising stresses upscale, fashion merchandise at significant savings. In recent years, we have transitioned from spending the majority of our marketing budget on newspaper run of press (ROP) advertising to the production of color inserts and concentrated local affiliate and national cable television programming. This evolution has been a reallocation of dollars. We anticipate new advertising and marketing initiatives beginning in Fall 2007 as a result of a new advertising agency agreement entered into February 2007.

Two major events affected our marketing in recent years. In August 2003, we discontinued the regular use of various coupons that allowed customers to take a specified percentage discount off of full-priced merchandise. In the fall of 2003, we launched a nationwide, television-based advertising campaign featuring our customers and their comments about shopping at our stores. Our television ads run during the height of the spring and fall selling season, and are reinforced by color pre-print circulars, both inserted in newspapers and mailed directly to customers. During major clearance seasons, we utilize newspaper ROP advertising.

Our Preferred Customer program, launched in May 2001, includes approximately 2.3 million active customers. It recognizes and rewards our most devoted shoppers and most of them receive regular mailings regarding key events, promotions, special members-only shopping days and special discounts exclusive to these individuals. It has been enhanced by the introduction of a Stein Mart Platinum MasterCard® in October 2006. The new credit card provides point-based rewards to Stein Mart shoppers when they utilize this credit card for Stein Mart or other transactions, and they receive reward certificates for use at Stein Mart at certain point levels.

We have an Internet site, www.steinmart.com, to promote Stein Mart’s fashion point of view, as well as provide information for customers regarding stores, store locations, company management and selected sales promotion activity. We anticipate using steinmart.com to highlight featured merchandise and for traffic stimulation going forward; however, we do not sell merchandise online at this time. Visitors to the website may sign up to be Preferred Customers and/or purchase electronic gift certificates.

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

We installed markdown optimization software in 2006, with a goal of enhancing our markdown decision-making and enabling regional markdowns. The initial start-up of the system required a longer learning curve than initially anticipated, but we believe it will be a contributor to gross margin progress in the future.

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

EMPLOYEES

As of February 3, 2007, our work force consisted of approximately 14,500 employees (8,900 40-hour equivalent employees). Each of our stores employs an average of 55 persons as merchandising managers, service associates, cashiers and other positions. The number of employees fluctuates based on the particular selling season.

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

Intense competition in the retail industry. We face intense competition for customers from department stores, specialty retailers and regional and national off-price retail chains. Many of these competitors are larger and have significantly greater financial and marketing resources than we do. In addition, many department stores have become more promotional and have reduced their price points, and certain department stores and certain of our vendors have opened outlet stores which offer merchandise at prices that are competitive with ours. Many of our competitors also make sales through the Internet, and although we do maintain an Internet site, we do not sell merchandise online. Accordingly, we may face periods of intense competition in the future which could have a material adverse effect on our profitability and results of operations. In addition, more competitors are opening stores in smaller markets where we have previously enjoyed less competition.

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

In particular, the continued threat of terrorism, heightened security measures and military action in response to an act of terrorism has disrupted commerce and intensified the uncertainty of the U.S. economy. Any further acts of terrorism or war may further disrupt commerce and undermine consumer confidence, which could negatively impact our sales revenue by causing consumer spending to decline. Furthermore, an act of terrorism or war, or the threat thereof, could negatively impact our business by interfering with our ability to obtain merchandise from vendors. Inability to obtain merchandise from our vendors or substitute suppliers at similar costs in a timely manner could have a material adverse effect on our operating results and financial condition.

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

In addition, our proposed expansion program also will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets. We expect to fund our expansion through cash flows from operations and, if necessary, by borrowings under our revolving credit facility; however, if we experience a decline in performance, we may slow or discontinue store openings.

Fluctuations in comparable store sales and quarterly results of operations could cause the price of our common stock to decline substantially. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•	fashion trends

•	calendar shifts of holiday or seasonal periods

•	the effectiveness of our inventory management

•	changes in our merchandise mix

•	the timing of promotional events

•	storms and other weather conditions

•	changes in general economic conditions and consumer spending patterns

•	actions of competitors

Our comparable store sales and quarterly results have fluctuated in the past and are expected to continue to fluctuate in the future. In addition, we cannot assure you that we will be able to maintain comparable store sales increases as we expand our business.

A lack of adequate sources of merchandise at acceptable prices. Our business is dependent to a significant degree upon our ability to purchase fashion merchandise at acceptable wholesale prices. We must continuously seek out buying opportunities from our existing suppliers and from new sources. We compete for these opportunities with other retailers, discount and deep-discount chains, mass merchandisers and various privately-held companies and individuals. Although we do not depend on any single vendor or group of vendors and believe we can successfully compete in seeking out new vendors, the loss of certain key vendors could make it difficult for us to acquire sufficient quantities and an appropriate mix of merchandise at acceptable prices, which could have a material adverse effect on our results of operations.

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

We are dependent on certain key personnel. Our continued success will depend to a significant extent upon the efforts and abilities of our senior executives, and the loss of the services of one or more of these executives could have a material adverse effect upon our results of operations. These executives are Michael D. Fisher, president and chief executive officer; D. Hunt Hawkins, executive vice president, operations; William A. Moll, executive vice president and chief merchandising officer; James G. Delfs, senior vice president, finance and chief financial officer; Michael D. Ray, senior vice president, director of stores; as well as Jay Stein, chairman of the board of directors, our general merchandising managers, Julie Thomas Dinklage, John H. Pennell and Martha Withers, and the vice president of planning and allocation, Roseann McLean. Our continued success is also dependent upon our ability to attract and retain qualified employees to meet our needs, especially to support planned growth.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At February 3, 2007, the Company operated stores in the following states and the District of Columbia:

State	Number of Stores
Alabama	10
Arizona	7
Arkansas	3
California	20
Colorado	2
Florida	44
Georgia	17
Illinois	7
Indiana	6
Iowa	1
Kansas	2
Kentucky	3
Louisiana	8
Michigan	1
Mississippi	5
Missouri	3
Nebraska	1
Nevada	3
New Jersey	2
New York	3
North Carolina	20
Ohio	10
Oklahoma	5
Pennsylvania	4
South Carolina	14
Tennessee	12
Texas	42
Utah	1
Virginia	10
Washington DC	1
Wisconsin	1

Total	268

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

The table below reflects (i) the number of the Company’s leases (as of February 3, 2007) that will expire each year if the Company does not exercise any of its renewal options, and (ii) the number of the Company’s leases that will expire each year if the Company exercises all of its renewal options (assuming the lease is not otherwise terminated by either party pursuant to any other provision). The table includes the leases for the 268 store locations operated at February 3, 2007 and 7 previously closed store locations for which the Company has subleased or is actively seeking to sublease the property.

	Number of Leases Expiring Each Year if no Renewals Exercised	Number of Leases Expiring Each Year if all Renewals Exercised
2007	14	2
2008	34	4
2009	35	6
2010	38	2
2011	46	2
2012-2016	95	25
2017-2021	13	28
2022-2041	—	206

We have made consistent capital commitments to maintain and improve existing store facilities. During 2006, we spent approximately $41 million for fixtures, equipment and leasehold improvements in stores opened prior to 2006.

As of February 3, 2007 we lease approximately 98,750 gross square feet of office space for our corporate headquarters in Jacksonville, Florida. We also lease a 92,000 square foot distribution/warehouse facility in Jacksonville for the purpose of processing a limited amount of merchandise purchases (less than five percent of our merchandise on a dollar basis).

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Related Matters

The following table sets forth the high and low sales prices of Common Stock and dividends declared for each fiscal quarter in fiscal 2006 and 2005:

	High	Low	Dividend
Fiscal 2006:
April 29, 2006	$18.20	$14.77	$1.5625
July 29, 2006	16.52	12.75	0.0625
October 28, 2006	16.89	11.27	0.0625
February 3, 2007	18.00	12.55	0.0625
Fiscal 2005:
April 30, 2005	$23.11	$19.07	$—
July 30, 2005	26.47	20.11	0.0625
October 29, 2005	24.60	17.36	0.0625
January 28, 2006	20.69	16.25	0.0625

Stein Mart’s common stock trades on The NASDAQ Stock Market LLC under the trading symbol SMRT. On April 5, 2007, there were 1,127 stockholders of record.

Dividends

The Company began paying a quarterly dividend of $0.0625 per share in the second quarter of 2005 and continued to pay this quarterly dividend throughout 2006. In April 2006, the Board of Directors also declared a special, one-time cash dividend of $1.50 per share. The continuation and amount of quarterly dividends depend on many factors, including results of operations and financial condition. Subject to these qualifications, we expect to pay future dividends on a quarterly basis.

Issuer Purchases of Equity Securities

The Company’s Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. There were no repurchases by the Company of its common stock during the quarter ended February 3, 2007. As of February 3, 2007, there were 746,838 shares which could be repurchased pursuant to a March 5, 2001 Board of Directors’ authorization to repurchase 2.5 million shares of common stock which does not have an expiration date. During the period February 4, 2007 through April 18, 2007, the Company repurchased 200,000 shares of its common stock in the open market at a total cost of $2.9 million. On April 17, 2007, the Board of Directors authorized an additional 2.5 million shares for repurchase.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on The Nasdaq Stock Market® and The Nasdaq Stock Market® Retail Trades Stock Index for the last five years ended February 3, 2007. The comparison assumes $100 was invested at the beginning of the five year period in Stein Mart, Inc. stock and in each of the indices shown and assumes reinvestment of any dividends.

	2/2/2002	2/1/2003	1/31/2004	1/29/2005	1/28/2006	2/3/2007
Stein Mart, Inc.	$100.0	$60.7	$118.7	$215.0	$191.8	$171.5
NASDAQ (U.S.)	100.0	69.8	108.6	107.4	122.3	131.8
NASDAQ Retail	100.0	81.3	119.2	142.8	154.8	170.1

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA (Dollars in Thousands, Except Per Share and Per Square Foot Data)

The following selected consolidated financial data has been derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and notes thereto and the other information contained elsewhere in this Form 10-K.

	2006(1)	2005	2004	2003	2002
Consolidated Statement of Income Data:
Net sales	$1,501,296	$1,481,615	$1,459,607	$1,351,623	$1,397,851
Cost of merchandise sold	1,084,975	1,065,409	1,070,803	1,013,175	1,053,109

Gross profit	416,321	416,206	388,804	338,448	344,742
Selling, general and administrative expenses (2)	376,611	353,104	341,932	343,354	322,115
Other income, net	18,214	15,477	14,277	13,004	13,825

Income from operations	57,924	78,579	61,149	8,098	36,452
Interest income (expense), net	1,006	2,026	332	(1,688)	(2,604)

Income from continuing operations before income taxes	58,930	80,605	61,481	6,410	33,848
Provision for income taxes	21,754	29,721	23,363	2,436	12,862

Income from continuing operations	37,176	50,884	38,118	3,974	20,986
Loss from discontinued operations, net of tax benefit	—	—	(145)	(1,773)	(296)

Net income	$37,176	$50,884	$37,973	$2,201	$20,690

Basic income (loss) per share:
Continuing operations	$0.86	$1.18	$0.90	$0.09	$0.51
Discontinued operations	—	—	—	(0.04)	(0.01)

Total (3)	$0.86	$1.18	$0.90	$0.05	$0.50

Diluted income (loss) per share:
Continuing operations	$0.85	$1.15	$0.89	$0.09	$0.51
Discontinued operations	—	—	—	(0.04)	(0.01)

Total (3)	$0.85	$1.15	$0.89	$0.05	$0.50

Cash dividends paid per share	$1.75	$0.1875	$—	$—	$—
Consolidated Operating Data:
Stores open at end of period	268	262	261	261	265
Sales per store including leased departments (4)	$6,079	$6,123	$6,058	$5,564	$5,741
Sales per store excluding leased departments (5)	$5,644	$5,687	$5,642	$5,179	$5,373
Sales per square foot including leased departments (4)	$201	$202	$199	$181	$184
Sales per square foot excluding leased departments (5)	$201	$202	$200	$182	$187
Comparable store net sales increase (decrease) (6)	(1.2%)	0.2%	9.1%	(4.7%)	(0.8%)
Consolidated Balance Sheet Data:
Working capital	$174,785	$237,079	$211,242	$186,799	$146,609
Total assets	480,351	519,845	480,108	399,101	415,846
Long-term debt (7)	—	—	—	24,962	—
Total stockholders’ equity	288,172	323,739	276,510	227,678	223,307

(1)	2006 is a 53-week year; all others are 52-week years.

(2)	Selling, general and administrative expenses include store closing and asset impairment charges of $2.4 million in 2006, $3.4 million in 2005, $4.7 million in 2004, $12.0 million in 2003 and $2.5 million in 2002.

(3)	The adoption of SFAS No. 123R caused a $0.07 decrease in basic and diluted income per share for the year ended February 3, 2007.

(4)	These sales per store and sales per square foot calculations include sales from leased shoe departments. Sales per store is calculated by dividing (a) total sales including leased department sales by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot includes sales and selling space of leased departments and excludes administrative, receiving and storage areas. All periods are calculated on a 52-week basis.

(5)	These sales per store and sales per square foot calculations exclude sales from leased shoe departments. Sales per store is calculated by dividing (a) total sales, excluding leased department sales by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot excludes sales and selling space of leased departments, administrative, receiving and storage areas. All periods are calculated on a 52-week basis.

(6)	Comparable store sales information for a period reflects stores open throughout that period and for the same 52-week period in the prior year, except for the year 2006. Comparable store net sales decrease for 2006 represents comparable store sales for the 52 weeks ended January 27, 2007 compared to the 52 weeks ended January 28, 2006.

(7)	Notes payable to banks of $41,350 at February 1, 2003 was classified as current.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Stein Mart’s 268 stores offer the fashion merchandise, service and presentation of a better department or specialty store, at prices competitive with off-price retail chains. Currently with locations from California to New York, Stein Mart’s focused assortment of merchandise features moderate to designer brand-name apparel for women and men, as well as accessories, gifts, linens and shoes. Management believes that Stein Mart differentiates itself from typical off-price retailers by offering: (i) current-season merchandise carried by better department and specialty stores at value prices, (ii) a stronger merchandising “statement,” with more depth of color and size, and (iii) merchandise presentation more comparable to other upscale retailers.

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

Accomplishments for 2006 include:

•	Added key, exclusive vendors in fashion apparel (A Line/Anne Klein, Jones & Co.) to reinforce Stein Mart’s value proposition; expanded proprietary brands (Alan Flusser Golf; Peck & Peck Weekend)

•	Eliminated children’s apparel; added space and inventory to intimate apparel and special sizes, as well as additional categories of ready-to-wear

•

Partnered with internationally known interior designer/author Nina Campbell for exclusive home décor and linens; the agreement includes personal appearances and a magazine/design workbook exclusively for Stein Mart customers

•	Introduced new proprietary British-inspired menswear label (T Harris)

•	Unified all shoe departments under DSW, Inc.

•	Installed markdown optimization software

•	Initiated a Stein Mart Platinum MasterCard® to provide a new level of benefit for our customers, as well as more efficient and targeted communications ability

•	Opened 12 new stores that generated $28.6 million in sales; closed six stores

•	Spent $48.8 million to open new stores, upgrade technology and improve/remodel stores

•	Completed the installation of point-of-sale (POS) processing technology to speed transactions in all stores

•	Made the associated structural changes in the cash/wrap and service areas of stores receiving the new POS technology

•	Upgraded paint/décor package in selected stores

•	Paid a special dividend of $1.50 per share to all stockholders; maintained regular $0.0625 quarterly dividend

Outlook

The following initiatives are expected to have strategic prominence in the Company’s operations in 2007:

•

Unveil a new branding message designed to reinforce our value proposition with current customers and attract potential new customers into our stores. A new advertising agency has been retained for this effort and the results should begin to be visible in the Fall of 2007.

•	Continue to integrate/refine markdown optimization software to improve gross margin

•

Plan to open approximately 15-20 new stores – two in the first quarter, with the remainder opening in the third and fourth quarters. Two stores will be relocated and two under-performing stores are planned to close.

•	Continue to upgrade paint/décor package in selected stores

Stores

There were 268 stores open as of February 3, 2007, 262 stores as of January 28, 2006, and 261 stores as of January 29, 2005.

	2006	2005	2004
Stores at beginning of year	262	261	261
Stores opened during the year	12	7	7
Stores closed during the year	(6)	(6)	(7)

Stores at end of year	268	262	261

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Income expressed as a percentage of the Company’s net sales (numbers may not add due to rounding):

	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	72.3	71.9	73.4

Gross profit	27.7	28.1	26.6
Selling, general and administrative expenses	25.1	23.8	23.4
Other income, net	1.2	1.0	1.0

Income from operations	3.9	5.3	4.2
Interest income, net	0.1	0.1	—

Income from continuing operations before income taxes	3.9	5.4	4.2
Provision for income taxes	1.4	2.0	1.6

Income from continuing operations (and Net income)	2.5%	3.4%	2.6%

Store Closings

During 2006, 2005 and 2004, the Company closed 19 under-performing stores (see Note 9 to the consolidated financial statements). One store closed during 2004 resulted in the exit from a certain market and, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, is classified as a discontinued operation, as cash flows of this store have been eliminated from ongoing operations.

The table below sets forth the components of loss from operations for stores closed during 2006, 2005 and 2004 (in thousands). The 2006 table presents the losses from the six stores that closed during 2006; the 2005 table presents the sum of the losses from the six stores closed during 2006 and the six stores that closed in 2005; and the 2004 table presents the sum of the losses from the six stores closed during 2006, the six stores closed in 2005 and the seven stores closed in 2004.

	Operating Results Of Closed Stores Included In:
Year ended February 3, 2007:	Continuing Operations	Discontinued Operations	Total Closed Stores
Sales	$8,666	$—	$8,666
Cost of merchandise sold	7,878	—	7,878

Gross margin	788	—	788
Selling, general and administrative expenses	4,143	—	4,143
Other income, net	59	—	59

Loss from operations	$(3,296)	$—	$(3,296)

# of stores closed in 2006	6	—	6

Year ended January 28, 2006:	Continuing Operations	Discontinued Operations	Total Closed Stores
Sales	$28,097	$—	$28,097
Cost of merchandise sold	22,493	—	22,493

Gross margin	5,604	—	5,604
Selling, general and administrative expenses	10,406	—	10,406
Other income, net	284	—	284

Loss from operations	$(4,518)	$—	$(4,518)

# of stores closed in 2006 and 2005	12	—	12

Year ended January 29, 2005:	Continuing Operations	Discontinued Operations	Total Closed Stores
Sales	$50,407	$942	$51,349
Cost of merchandise sold	42,355	752	43,107

Gross margin	8,052	190	8,242
Selling, general and administrative expenses	17,441	424	17,865
Other income, net	516	—	516

Loss from operations	$(8,873)	$(234)	$(9,107)

# of stores closed in 2006, 2005 and 2004	18	1	19

Operating losses from closed stores include the following store closing and asset impairment expenses (in thousands):

	2006	2005	2004
Continuing operations:
Lease termination costs	$1,325	$2,164	$1,991
Asset impairment charges (recovery), net	(52)	287	803
Severance	452	534	647
Other	—	2	215

	1,725	2,987	3,656

Discontinued operations:
Lease termination costs	—	—	77
Severance	—	—	77

	—	—	154

Total	$1,725	$2,987	$3,810

Continuing Operations

Year Ended February 3, 2007 Compared to Year Ended January 28, 2006

The $19.7 million or 1.3% total sales increase for the year ended February 3, 2007 from the prior year reflects $19.7 million of additional sales from the fifty-third week of the year and the opening of 12 new stores which contributed $28.6 million to net sales, offset by the closing of six stores and a 1.2% decrease in net sales from comparable stores.

Gross profit for the year ended February 3, 2007 was $416.3 million or 27.7 percent of net sales, a 0.4 percentage point decrease from gross profit of $416.2 million or 28.1 percent of net sales for the year ended January 28, 2006. Gross profit was negatively impacted by a 0.4 percentage point increase in occupancy costs due to increased rent, real estate taxes and utilities expenses, a 0.5 percentage point increase in markdowns and a 0.2 percentage point increase in share-based compensation expense, somewhat offset by a 0.7 percentage point increase in markup. Gross profit for the year ended January 28, 2006 included a $1.9 million insurance recovery related to hurricane losses.

Selling, general and administrative (“SG&A”) expenses were $376.6 million or 25.1 percent of net sales for the year ended February 3, 2007, as compared to $353.1 million or 23.8 percent of net sales for 2005. The SG&A rate was higher due to a lack of leverage on relatively flat sales, and reflected increases in payroll, depreciation, advertising, insurance expenses and share-based compensation. Included in SG&A expenses for fiscal 2006 and 2005 are store closing and asset impairment charges of $2.4 million and $3.4 million, respectively.

Pre-opening expenses for the 12 stores opened in 2006 and for the seven stores opened in 2005 amounted to $3.3 million and $1.6 million, respectively.

The $2.7 million increase in other income is the result of a $1.8 million settlement received from the Visa Check/Master Money anti-trust litigation and the revenue from our new credit card program.

The Company earned net interest income of $1.0 million on its cash and short-term investments during 2006 compared to $2.0 million during 2005. The decrease in net interest income is due to decreased short-term investments, primarily as a result of paying dividends of $76.3 million during 2006, capital expenditures of $48.8 million in 2006 and borrowing under the revolving line of credit agreement during the second half of 2006.

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

The Company earned interest income of $2.0 million on its cash and short-term investments during 2005 compared to $332,000 (net of $39,000 interest expense) during 2004 due to no borrowings on its revolving credit agreement during most of 2004 and all of 2005.

Liquidity and Capital Resources

The Company’s primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company’s working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of February 3, 2007, the Company had $17.6 million in cash and cash equivalents and $10.8 million in short-term investments.

Net cash provided by operating activities was $30.3 million in 2006, $76.4 million in 2005 and $116.0 million in 2004. Less cash was provided by operating activities during 2006 compared to 2005 primarily due to $13.7 million less net income, a $25.2 million increase in inventories and a $5.2 million decrease in accounts payable. We began to build inventories during the second half of 2006 to support a revamped home area, the expanded intimate, special size and casual categories, nine new fall stores, and a better transition in our resort stores. A sales shortfall during the holiday selling season resulted in higher inventory levels at February 3, 2007. Cash provided by operating activities includes cash provided by discontinued operations of $17,000 in 2004.

Net cash provided by investing activities was $45.3 million in 2006 compared to net cash used in investing activities of $67.3 million and $91.5 million in 2005 and 2004, respectively. The net liquidation of short-term investments provided $94.1 million of cash in 2006 compared to net purchases of short-term investments using $32.5 million and $72.5 million of cash in 2005 and 2004, respectively. Capital expenditures increased in 2006 and 2005 due primarily to remodeling costs for existing stores and the roll-out of new point-of-sale equipment.

Net cash used in financing activities was $78.3 million in 2006, $9.2 million in 2005 and $16.2 million in 2004. Financing activities include payment of four regular quarterly dividends of $0.0625 per share totaling $10.9 million and a special dividend of $1.50 per share totaling $65.4 million in 2006 compared to three quarterly dividends of $0.0625 per share in 2005. In March 2007 the Company declared a quarterly cash dividend of $0.0625 per share which was paid on March 23, 2007.

The Company expects to invest approximately $30-35 million in capital expenditures in 2007 to open new stores and continue investment in systems and store upgrades for increased productivity and enhanced customer service. The cost of opening a typical new store generally ranges from $700,000 to $850,000 for fixtures, equipment, leasehold improvements and pre-opening costs (primarily advertising, stocking and training). Pre-opening costs are expensed at the time of opening. Initial inventory investment for a new store is approximately $1.0 million.

Prior to the adoption of SFAS No. 123R in 2006, the Company presented all tax benefits resulting from share-based compensation arrangements as operating activities in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that tax benefits resulting from share-based compensation in excess of compensation cost recognized be classified as financing cash flows. As a result, $0.7 million of excess tax benefits has been classified as financing cash flows for the year ended February 3, 2007.

The Company has a $100 million senior revolving secured credit agreement with a group of lenders, with an initial term ending 2011. At February 3, 2007, there were no direct borrowings and no Event of Default existed under the terms of the Agreement.

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

Contractual Obligations

To facilitate an understanding of the Company’s contractual obligations, the following payments due by period data is provided (in thousands):

	Total	Less than 1 Year	1 – 2 Years	3 – 5 Years	After 5 Years
Operating leases	$371,300	$69,636	$64,883	$141,570	$95,211

At February 3, 2007, the Company had no direct borrowings on its credit facility. Other long-term liabilities on the balance sheet include deferred income taxes, deferred compensation, deferred rent liability and other long-term liabilities that do not have specific due dates, so are excluded from the preceding table. Other long-term liabilities also include long-term store closing reserves, a component of which is future minimum payments under non-cancelable leases for closed stores. These future minimum lease payments total $11.0 million and are included in the above table.

Off-Balance Sheet Arrangements

The Company has outstanding standby letters of credit totaling $8.3 million securing certain insurance programs at February 3, 2007. If certain conditions were to occur under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements that could affect the financial condition of the Company.

Seasonality

The Company’s business is seasonal in nature with a higher percentage of the Company’s merchandise sales and earnings generated in the fall and holiday selling seasons. Accordingly, SG&A expenses are typically higher as a percent of net sales during the first three quarters of each year.

Critical Accounting Policies and Estimates

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

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment charge is the excess of the carrying value of the asset over its fair value. Fair value is based on estimated market values for similar assets.

Store Closing Costs. The Company follows SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, to record store closing costs. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.

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

Revenue Recognition. Revenue from sales of the Company’s merchandise is recognized at the time of sale, net of any returns and allowances, discounts and percentage-off coupons. Future merchandise returns are estimated based on historical experience. Sales tax collected from customers is not recognized as revenue and is included in accrued liabilities. Leased department sales are excluded from net sales; commissions, net of related selling expenses, and rental income from leased departments are included in other income, net.

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

Share-Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires companies to recognize expense in the financial statements for the fair values of all share-based payments to employees over the employees’ requisite service periods. The pro forma disclosures previously permitted under SFAS No. 123 no longer are an alternative to financial statement recognition. Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123R and elected to apply the modified prospective transition method. Accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

For a complete listing of our significant accounting policies, see Note 1 to the consolidated financial statements.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Standards (“SFAS”) No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification and disclosure of tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of initially adopting this interpretation being recorded as an adjustment to the opening balance of retained earnings. While our analysis of the impact of this interpretation is not yet complete, we do not anticipate it will have a material impact on our consolidated financial statements at the time of adoption.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance which is meant to eliminate the diversity of practice in quantifying identified misstatements by putting forward a single quantification framework to be used by all public companies. The Company adopted the provisions of SAB 108 in the fourth quarter of 2006 as its provisions were effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through borrowings under its revolving credit facility. The facility permits debt commitments up to $100.0 million, has a January 2011 maturity date and bears interest at spreads over the prime rate and LIBOR. At February 3, 2007, the Company had no direct borrowings on its credit facility. Management believes that its exposure to market risk associated with its borrowings is not material.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of February 3, 2007.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included on page F-1 herein.

Changes in Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Departure of a Director

In September 2006, James H. Winston, a director of the Company, informed the Company that he is retiring at the end of his current term as a director and will not stand for re-election at the June 2007 Annual Meeting of Stockholders.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the disclosure found in the Company’s Proxy Statement for its June 12, 2007 Annual Meeting of Stockholders.

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

The information required by this item is incorporated herein by reference to the disclosure found in the Company’s Proxy Statement for its June 12, 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the disclosure found in the Company’s Proxy Statement for its June 12, 2007 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the disclosure found in the Company’s Proxy Statement for its June 12, 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the disclosure found in the Company’s Proxy Statement for its June 12, 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements and exhibits are filed as part of this report or are incorporated herein as indicated.

2.	List of Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

3.	List of Exhibits

See “Exhibit Index”, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEIN MART, INC.

Date: April 18, 2007	By:	/s/ Michael D. Fisher
Michael D. Fisher,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of April, 2007.

/s/ Jay Stein	/s/ Linda McFarland Farthing
Jay Stein	Linda McFarland Farthing
Chairman of the Board	Director

/s/ John H. Williams, Jr.	/s/ Mitchell W. Legler
John H. Williams, Jr.	Mitchell W. Legler
Vice Chairman	Director

/s/ Michael D. Fisher	/s/ Richard L. Sisisky
Michael D. Fisher	Richard L. Sisisky
President and Chief Executive Officer	Director

/s/ James G. Delfs	/s/ Martin E. Stein, Jr.
James G. Delfs	Martin E. Stein, Jr.
Senior Vice President and Chief Financial Officer	Director

/s/ Clayton E. Roberson, Jr.	/s/ J. Wayne Weaver
Clayton E. Roberson, Jr.	J. Wayne Weaver
Vice President and Controller	Director

/s/ Alvin R. Carpenter	/s/ James H. Winston
Alvin R. Carpenter	James H. Winston
Director	Director

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors

and Stockholders of Stein Mart, Inc.

We have completed integrated audits of Stein Mart, Inc.’s February 3, 2007, January 28, 2006 and January 29, 2005 consolidated financial statements and of its internal control over financial reporting as of February 3, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Stein Mart, Inc. and its subsidiary at February 3, 2007 and January 28, 2006 and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payment, as of January 29, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of February 3, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
April 18, 2007

Stein Mart, Inc.

Consolidated Balance Sheets

(In thousands, except for share data)

	February 3, 2007	January 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$17,560	$20,200
Short-term investments	10,835	104,935
Trade and other receivables	10,164	11,121
Inventories	290,943	265,788
Prepaid expenses and other current assets	14,531	13,672

Total current assets	344,033	415,716
Property and equipment, net	113,254	87,106
Other assets	23,064	17,023

Total assets	$480,351	$519,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,243	$88,408
Accrued liabilities	78,522	80,337
Income taxes payable	7,483	9,892

Total current liabilities	169,248	178,637
Other liabilities	22,931	17,469

Total liabilities	192,179	196,106
COMMITMENTS AND CONTINGENCIES (Note 5)
Stockholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 43,736,720 and 43,516,372 shares issued and outstanding, respectively	437	435
Additional paid-in capital	21,803	21,967
Unearned compensation	—	(3,704)
Retained earnings	265,932	305,041

Total stockholders’ equity	288,172	323,739

Total liabilities and stockholders’ equity	$480,351	$519,845

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Income

(In thousands, except for share amounts)

	Year Ended February 3, 2007	Year Ended January 28, 2006	Year Ended January 29, 2005
Net sales	$1,501,296	$1,481,615	$1,459,607
Cost of merchandise sold	1,084,975	1,065,409	1,070,803

Gross profit	416,321	416,206	388,804
Selling, general and administrative expenses	376,611	353,104	341,932
Other income, net	18,214	15,477	14,277

Income from operations	57,924	78,579	61,149
Interest income, net	1,006	2,026	332

Income from continuing operations before income taxes	58,930	80,605	61,481
Provision for income taxes	21,754	29,721	23,363

Income from continuing operations	37,176	50,884	38,118
Loss from discontinued operations, net of tax benefit	—	—	(145)

Net income	$37,176	$50,884	$37,973

Basic income per share:
Continuing operations	$0.86	$1.18	$0.90
Discontinued operations	—	—	—

Total	$0.86	$1.18	$0.90

Diluted income per share:
Continuing operations	$0.85	$1.15	$0.89
Discontinued operations	—	—	—

Total	$0.85	$1.15	$0.89

Weighted-average shares outstanding – Basic	43,196	43,283	42,268

Weighted-average shares outstanding – Diluted	43,877	44,388	42,786

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
Balance at January 31, 2004	$420	$3,196	$(309)	$224,371	$227,678
Net income				37,973	37,973
Common shares issued under stock option plan and related income tax benefits	8	9,785			9,793
Common shares issued under employee stock purchase plan	1	951			952
Restricted stock compensation		408	(294)		114

Balance at January 29, 2005	429	14,340	(603)	262,344	276,510
Net income				50,884	50,884
Common shares issued under stock option plan and related income tax benefits	12	19,855			19,867
Common shares issued under employee stock purchase plan	1	1,111			1,112
Reacquired shares	(9)	(17,318)			(17,327)
Restricted stock compensation	2	3,979	(3,101)		880
Cash dividends paid				(8,187)	(8,187)

Balance at January 28, 2006	435	21,967	(3,704)	305,041	323,739
Net income				37,176	37,176
Reclassification of unearned compensation upon adoption of SFAS No. 123R		(3,704)	3,704		—
Common shares issued under stock option plan and related income tax benefits	2	2,221			2,223
Common shares issued under employee stock purchase plan	1	1,159			1,160
Reacquired shares	(4)	(6,084)			(6,088)
Issuance of restricted stock	3	(3)			—
Share-based compensation		5,505			5,505
Excess tax benefits from share-based compensation		742			742
Cash dividends paid				(76,285)	(76,285)

Balance at February 3, 2007	$437	$21,803	$—	$265,932	$288,172

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended February 3, 2007	Year Ended January 28, 2006	Year Ended January 29, 2005
Cash flows from operating activities:
Net Income	$37,176	$50,884	$37,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,992	20,223	18,018
Impairment of property and other assets	649	708	2,103
Store closing charges	1,973	2,197	1,382
Gain from insurance settlement	—	(639)	—
Deferred income taxes	(4,536)	(2,114)	(350)
Share-based compensation	5,505	880	114
Tax benefit from equity issuances	794	4,617	1,938
Excess tax benefits from share-based compensation	(742)	—	—
Changes in assets and liabilities:
Trade and other receivables	957	898	(1,625)
Inventories	(25,155)	11,376	6,215
Prepaid expenses and other current assets	(859)	(747)	603
Other assets	(7,736)	(3,804)	(109)
Accounts payable	(5,165)	(10,755)	34,045
Accrued liabilities	(2,577)	1,297	12,145
Income taxes payable	(2,409)	2,544	5,496
Other liabilities	8,452	(1,202)	(1,967)

Net cash provided by operating activities	30,319	76,363	115,981

Cash flows from investing activities:
Capital expenditures	(48,759)	(34,801)	(19,066)
Purchases of short-term investments	(641,005)	(1,971,320)	(912,525)
Sales of short-term investments	735,105	1,938,860	840,050

Net cash provided by (used in) investing activities	45,341	(67,261)	(91,541)

Cash flows from financing activities:
Borrowings under notes payable to banks	166,021	—	18,700
Repayments of notes payable to banks	(166,021)	—	(43,662)
Cash dividends paid	(76,285)	(8,187)	—
Excess tax benefits from share-based compensation	742	—	—
Proceeds from exercise of stock options	2,171	15,250	7,855
Proceeds from employee stock purchase plan	1,160	1,112	952
Repurchase of common stock	(6,088)	(17,327)	—

Net cash used in financing activities	(78,300)	(9,152)	(16,155)

Net (decrease) increase in cash and cash equivalents	(2,640)	(50)	8,285
Cash and cash equivalents at beginning of year	20,200	20,250	11,965

Cash and cash equivalents at end of year	$17,560	$20,200	$20,250

Supplemental disclosures of cash flow information:
Income taxes paid	$25,009	$25,027	$17,154
Interest paid	434	—	63

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

1. Summary of Significant Accounting Policies and Other Information

As of February 3, 2007 the Company operated a chain of 268 off-price retail stores in 30 states and the District of Columbia that features fashionable, current-season, moderate to better brand-name apparel for men and women, as well as accessories, gifts, linens and shoes.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly owned subsidiary.

Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company accounts have been eliminated in consolidation.

Fiscal Year End. The Company’s fiscal year ends on the Saturday closest to January 31. Results for 2006 are for the 53 weeks ended February 3, 2007. Results for 2005 and 2004 are for the 52 weeks ended January 28, 2006 and January 29, 2005, respectively.

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

Impairment of Long-Lived Assets. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment is the excess of the carrying value of the asset over its fair value. Fair value is based on estimated market values of similar assets. Impairment reviews are performed for individual stores. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Store Closing Costs. The Company follows SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, to record store closing costs. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.

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

Revenue Recognition. Revenue from sales of the Company’s merchandise is recognized at the time of sale, net of any returns and allowances, discounts and percentage-off coupons. Future merchandise returns are estimated based on historical experience. Sales tax collected from customers is not recognized as revenue and is included in accrued liabilities. Leased department sales are excluded from net sales; commissions, net of related selling expenses, and rental income from leased departments are included in other income, net.

Co-Brand Credit Card Program. In September 2006, the Company entered into a Co-Brand Credit Card Consumer Program Agreement (the “Agreement”) with GE Money Bank (the “Bank”). The Agreement establishes a revolving consumer credit card program (the “Program”) which will be made available to qualified consumers. During the term of the Agreement, Stein Mart will make the Program available to its customers, including accepting and transmitting account applications and accepting the credit card in its stores. Bank will extend credit directly to cardholders under the program to finance purchases from Stein Mart, as well as from other retailers, and assumes all credit risk from the credit card accounts. The initial term of the Agreement is for five years and renews automatically for successive one-year terms unless either party provides notice of termination at least 180 days prior to expiration of the initial or renewal term.

The Company recognizes revenues received from Bank per the Agreement as follows:

•	New account fees, net of a “first spend” reward liability, are recognized in the period the account is activated and included in other income, net in the Consolidated Statements of Income.

•	Fees received based on credit card usage are deferred to offset the customer reward certificate liability.

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

Advertising Expense. Advertising costs are expensed as incurred. Advertising expenses of $60.1 million, $55.1 million and $52.2 million are reflected in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income for 2006, 2005 and 2004, respectively.

Income Taxes. The provision for income taxes is based on income before taxes as reported in the accompanying Consolidated Statements of Income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The Company is subject to periodic review by federal, state and local taxing authorities in the ordinary course of business. As a result, tax contingencies have been recorded for such reviews, including amounts related to current audits. These contingencies are adjusted as anticipated results differ from actual results.

Share-Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires companies to recognize expense in the financial statements for the fair values of all share-based payments to employees over the employees’ requisite service periods. The pro forma disclosures previously permitted under SFAS No. 123 no longer are an alternative to financial statement recognition. Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123R and elected to apply the modified prospective transition method. Accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from share-based compensation arrangements as operating activities in the unaudited Consolidated Statements of Cash Flows. SFAS No. 123R requires that tax benefits resulting from share-based compensation in excess of compensation cost recognized be classified as financing cash flows. As a result, $0.7 million of excess tax benefits have been classified as financing cash flows for the year ended February 3, 2007. SFAS No. 123R also requires that unearned compensation previously reported as a contra-equity amount and representing the amount of unamortized value of restricted stock issued no longer be reported separately. Accordingly, unearned compensation in the Consolidated Balance Sheet as of February 3, 2007 has been reclassified to additional paid-in capital.

Earnings Per Share (“EPS”). Basic EPS is computed by dividing net income by the basic weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by also considering the impact of potential common stock equivalents on both net income and weighted-average number of common shares outstanding.

A reconciliation of basic weighted-average number of common shares to diluted weighted-average number of common shares is as follows (shares in thousands):

	2006	2005	2004
Basic weighted-average number of common shares	43,196	43,283	42,268
Incremental shares from assumed exercise of stock options and restricted stock awards	681	1,105	518

Diluted weighted-average number of common shares	43,877	44,388	42,786

Options to purchase approximately 1.3 million, 0.4 million and 0.2 million shares of common stock that were outstanding in 2006, 2005 and 2004 were not included in the computation of diluted net income per share as the exercise prices of these options were greater than the average market price of the common shares. Incremental Employee Stock Purchase Plan shares calculated using the treasury stock method also have been excluded from the computation of the diluted net income per share because the effect would be anti-dilutive.

Consolidated Statements of Income Classifications. Cost of merchandise sold includes merchandise costs, net of vendor discounts and allowances; freight; inventory shrinkage; store occupancy costs (including rent, common area maintenance, real estate taxes, utilities and maintenance); payroll, benefits and travel costs directly associated with buying inventory; and costs of operating the distribution warehouse.

SG&A expenses include store operating expenses, such as payroll and benefit costs, advertising, store supplies, depreciation and other direct selling costs, and costs associated with the Company’s corporate functions.

Discontinued Operations. One store that closed during fiscal 2004 resulted in the exit from a market. SFAS No. 144 requires closed stores to be classified as discontinued operations when the operations and cash flows of the stores have been eliminated from ongoing operations. To determine if cash flows have been eliminated from ongoing operations, management evaluated a number of factors, including: proximity to a remaining store, physical location within a metropolitan or non-metropolitan area and transferability of sales between open and closed locations. Based on these criteria, management determined that this closed store should be accounted for as discontinued operations.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

There are no discontinued operations included in operating results for 2005 and 2006. During 2004, discontinued operations generated sales of $0.9 million, a loss of $234,000 and income tax benefits of $89,000 for a loss net of tax benefits of $145,000. Cash provided by operating activities includes cash provided by discontinued operations of $17,000 in 2004.

Reclassifications. Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Standards (“SFAS”) No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification and disclosure of tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of initially adopting this interpretation being recorded as an adjustment to the opening balance of retained earnings. While our analysis of the impact of this interpretation is not yet complete, we do not anticipate it will have a material impact on our consolidated financial statements at the time of adoption.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance which is meant to eliminate the diversity of practice in quantifying identified misstatements by putting forward a single quantification framework to be used by all public companies. The Company adopted the provisions of SAB 108 in the fourth quarter of 2006 as its provisions were effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

2. Property and Equipment, Net

Property and equipment, net consists of the following:

	February 3, 2007	January 28, 2006
Fixtures, equipment and software	$191,111	$174,439
Leasehold improvements	65,769	49,118

	256,880	223,557
Accumulated depreciation and amortization	143,626	136,451

	$113,254	$87,106

Depreciation and amortization expense for property and equipment totaled $22.0 million, $18.0 million and $16.7 million for 2006, 2005 and 2004, respectively.

During 2006, 2005 and 2004, the Company recorded net pre-tax asset impairment charges of $0.6 million, $0.7 million and $1.8 million, respectively, to reduce the carrying value of furniture, fixtures, equipment and leasehold improvements held for use in stores closing in 2007, stores closed during those years, and certain other under-performing stores to their respective estimated fair value. These charges are included in SG&A expenses in the Consolidated Statements of Income.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

3. Accrued Liabilities

The major components of accrued liabilities are as follows:

	February 3, 2007	January 28, 2006
Compensation and employee benefits	$20,852	$25,027
Unredeemed gift and returns cards	21,586	20,491
Property taxes	12,153	12,232
Payroll and other taxes	6,438	5,824
Other	17,493	16,763

	$78,522	$80,337

4. Revolving Credit Agreement

The Company has a $100 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2011. Under the terms of the Agreement, the Company has the option to increase the facility by an additional $50 million. Borrowings under the Agreement are based on and collateralized primarily by eligible inventory. The Company routinely issues commercial and standby letters of credit for purposes of securing foreign sourced merchandise and certain insurance programs. Outstanding letters of credit reduce availability under the credit agreement. The Company had outstanding commercial and standby letters of credit of $60,000 and $8.3 million, respectively, at February 3, 2007. There were no direct borrowings and no Event of Default existed under the terms of the Agreement at February 3, 2007.

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

5. Leased Facilities and Commitments

The Company leases all of its retail and support facilities. Annual store rent is generally comprised of a fixed minimum amount plus a contingent amount based on a percentage of sales exceeding a stipulated amount. Most leases also require additional payments covering real estate taxes, common area costs and insurance. Rent expense is as follows:

	2006	2005	2004
Minimum rentals	$67,764	$65,463	$64,010
Contingent rentals	542	405	531

	$68,306	$65,868	$64,541

At February 3, 2007, for the majority of its retail and corporate facilities, the Company was committed under non-cancelable leases with remaining terms of up to 15 years. Future minimum payments under non-cancelable leases are:

2007	$69,636
2008	64,883
2009	55,880
2010	47,968
2011	37,722
Thereafter	95,211

Total	$371,300

The Company subleases the space for shoe departments in all of its stores. Sales from leased departments are excluded from sales of the Company. Sublease rental income of $13.7 million, $13.5 million and $12.8 million is included in other income, net in the Consolidated Statements of Income for 2006, 2005 and 2004, respectively.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

6. Income Taxes

The provision for income taxes is as follows:

	2006	2005	2004
Current federal	$24,438	$29,333	$21,841
Current state	1,852	2,502	1,872
Deferred federal	(4,234)	(1,962)	(327)
Deferred state	(302)	(152)	(23)

Provision for income taxes	$21,754	$29,721	$23,363

During 2006, 2005 and 2004, the Company realized tax benefits of $0.8 million, $4.6 million and $1.9 million, respectively, related to share-based compensation plans that were credited to additional paid-in-capital. The provision for income taxes excludes the income tax benefit related to losses from discontinued operations in the amount of $0.1 million in 2004. The provision for income taxes differs from the amount of income tax determined by applying the statutory U.S. corporate tax rate to pre-tax income due to the following items:

	2006	2005	2004
Federal tax at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3	2.9	2.3
Tax-exempt interest income	(0.8)	(0.9)	—
Other, net	0.4	(0.1)	0.7

Provision for income taxes	36.9%	36.9%	38.0%

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

	February 3, 2007	January 28, 2006
Gross deferred tax assets:
Deferred rent liability	$3,502	$928
Deferred compensation liability	3,345	2,425
Insurance reserves	2,980	2,761
Share-based compensation	2,060	233
Store closing reserves	1,740	2,094
Other accrued liabilities	1,950	1,145
Other	550	—

	16,127	9,586

Gross deferred tax liabilities:
Property and equipment	9,279	8,558
Inventory	3,685	3,182
Prepaid items	2,330	2,208
Other assets	1,874	1,215

	17,168	15,163

Net deferred tax liability	$1,041	$5,577

Deferred tax assets and liabilities are reflected on the Company’s Consolidated Balance Sheets as follows:

	February 3, 2007	January 28, 2006
Current deferred tax liabilities (included in accrued liabilities)	$501	$192
Non-current deferred tax liabilities (included in other liabilities)	540	5,385

Net deferred tax liability	$1,041	$5,577

The Company is subject to periodic review by federal, state and local taxing authorities in the ordinary course of business. The Internal Revenue Service is currently examining the Company’s federal income tax returns for fiscal 2003 and 2004. While the final outcome of the

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

examination cannot be predicted with certainty, it is the opinion of management that none of the items under examination will have a material adverse resolution on the results of operations or cash flows of the Company.

7. Employee Benefit Plans

The Company has a defined contribution retirement plan (a 401K plan) covering employees who are at least 21 years of age, have completed at least one year of service and who work at least 1,000 hours annually. Under the profit sharing portion of the plan, the Company can make discretionary contributions which vest at a rate of 20 percent per year after two years of service. The Company matches 50 percent of an employee’s voluntary pre-tax contributions up to a maximum of four percent of an employee’s compensation. The Company’s matching portion vests in accordance with the plan’s vesting schedule. Total Company contributions to the retirement plan, net of forfeitures, were $1,391,000, $816,000 and $985,000 for 2006, 2005 and 2004, respectively.

The Company has an executive split dollar life insurance plan wherein eligible executives are provided with pre-retirement life insurance protection based upon three to five times base salary. Upon retirement, the executive is provided with life insurance protection based upon one and one-half to two and one-half times final base salary. The expense for this plan was $158,000, $57,000 and $290,000 in 2006, 2005 and 2004, respectively.

The Company also has an executive deferral plan providing officers, key executives and director-level employees with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer up to 100% of their base compensation and bonuses earned. The Company will match the officers’ and key executives’ contributions 100%, and the director-level employees’ contributions 50%, up to the first 10% of compensation deferred. A participant’s Company matching contributions and related investment earnings are 20% vested after four years of participation in the plan and increase 20% per year through the eighth year, at which time a participant is fully vested. The liability to the employees for amounts deferred was $8,921,000 at February 3, 2007 and $6,467,000 at January 28, 2006, and is included in Other liabilities in the Consolidated Balance Sheets. The expense for this plan, net of forfeitures, was $752,000, $831,000 and $1,084,000 in 2006, 2005 and 2004, respectively.

In connection with the above two plans, whole life insurance contracts were purchased on the related participants. At February 3, 2007 and January 28, 2006 the cash surrender value of these policies was $13,833,000 and $9,444,000, respectively, and is included in Other assets in the Consolidated Balance Sheets.

8. Stockholders’ Equity

Stock Repurchase Plan

During 2006 and 2005, the Company repurchased 410,812 shares and 836,550 shares of its common stock in the open market at a total cost of $6.1 million and $17.3 million, respectively. As of February 3, 2007, there are 746,838 shares which can be repurchased pursuant to the Board of Directors’ current authorization.

Share-Based Compensation Expense

For the years ended February 3, 2007, January 28, 2006 and January 29, 2005, the Company recorded pre-tax share-based compensation expense of $5.5 million, $0.9 million and $0.1 million, respectively, and related income tax benefits of $2.0 million, $0.3 million and $43 thousand, respectively. The adoption of SFAS No. 123R caused a $0.07 decrease in basic and diluted EPS for the year ended February 3, 2007.

For the year ended February 3, 2007, pre-tax share-based compensation expense was recorded as follows:

Cost of merchandise sold	$3,432
Selling, general and administrative expenses	2,073

Total	$5,505

Share-Based Compensation Plans

The Company has an Employee Stock Purchase Plan (the “Stock Purchase Plan”) whereby all employees who complete six months employment with the Company and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan are permitted to use their payroll deductions to acquire shares at 85% of the lower of the fair market value of the Company’s stock determined at either the beginning or the end of each option period. The Company uses the Black-Scholes call option value model to determine the fair value of Employee Stock Purchase Plan

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

shares. In 2006, 2005 and 2004, the participants acquired 97,480 shares, 74,120 shares and 97,836 shares of the Company’s common stock at weighted-average per share prices of $11.90, $15.00 and $9.73, respectively.

The Company’s Omnibus Plan provides that shares of common stock may be granted to certain key employees and outside directors through non-qualified stock options, incentive stock options, stock appreciation rights, performance awards, restricted stock, or any other award made under the terms of the plan. The Board of Directors, or its delegated authority, determines the exercise price and all other terms of all grants. In general, one-third of the awards granted become exercisable on the third, fourth and fifth anniversary dates of grant and expire seven years after the date of grant.

The following table presents the number of awards initially authorized and available to grant under the Omnibus Plan (shares in thousands):

Shares
Awards initially authorized	4,500
Awards available for grant:
January 28, 2006	2,495
February 3, 2007	1,233

Stock Options

The fair value of each stock option granted during 2006 was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions: expected volatility of 47.2%, expected dividend yield of 1.5%, a risk-free interest rate of 4.8% and an expected option term of 5.2 years. The expected volatility is based on the historical volatility of our stock prices over assumed expected terms. The risk-free interest rate is estimated from yields of U.S. Treasury instruments of varying maturities with terms consistent with the expected terms of the options. The expected term of an option is calculated from a lattice model using historical employee exercise data. A summary of stock option information for the three years ended February 3, 2007 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weight-Average Remaining Contractual Term
Outstanding at January 31, 2004	4,356	$11.13
Granted	180	15.24
Exercised	(765)	10.11
Cancelled or forfeited	(129)	10.91

Outstanding at January 29, 2005	3,642	11.55
Granted	445	20.83
Exercised	(1,214)	12.46
Cancelled or forfeited	(98)	11.82

Outstanding at January 28, 2006	2,775	12.63
Granted	751	16.66
Exercised	(190)	11.23
Cancelled or forfeited	(72)	13.82

Outstanding at February 3, 2007	3,264	$13.81	$6,003	4.3 years

Exercisable stock options at February 3, 2007	1,732	$11.14	$4,778	2.8 years

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 3, 2007. This amount changes based on the fair market value of the Company’s common stock.

As of February 3, 2007, there was $6.9 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 2.8 years. The weighted-average grant-date fair value of options granted during 2006 was $7.06. The total intrinsic value of stock options exercised during 2006, 2005 and 2004 was approximately $0.9 million, $5.1 million and $12.1 million, respectively. Cash received and the total tax benefit from the exercise of stock options during 2006 was $2.1 million and $0.5 million, respectively.

Restricted Stock and Performance Share Awards

The Company has issued restricted stock awards to eligible key employees and directors. All restricted stock awards have restriction periods tied primarily to employment, and all performance share awards have vesting tied to service and performance. Shares awarded

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. For most awards, vesting is based on the service period and vesting occurs (1) 100% at the end of seven years following the date of grant, (2) at the rate of 33%, 33% and 34%, respectively, at the end of each of the first three years, (3) 100% at the end of the third year, or (4) at the rate of 33%, 33% and 34%, respectively, at the end of the third, fourth and fifth years. For awards that fully vest at the end of seven years following the date of grant, vesting is accelerated to the end of the second fiscal year if certain defined Company performance goals are achieved. Unvested shares are forfeited upon termination of employment. The total value of share-based compensation expense for restricted stock is based on the closing price of the Company’s stock on the date of grant.

The Company’s Management Incentive Compensation Plan (the “Compensation Plan”), as amended in June 2006, provides for long-term incentive compensation, payable as performance shares (60%) and stock options (40%) to certain qualified key employees. Long-term incentive compensation will be awarded only if EPS goals are met, and aggregate compensation value is based on each key employee’s position. These performance shares (“EPS Performance Shares”) are earned based on aggregate EPS goals for a three year rolling period and options are granted based on annual EPS goals. As defined by the Compensation Plan, 50% of the performance shares will be earned if the aggregate three year actual EPS equals Threshold (85% of goal), 100% of the performance shares will be earned if the aggregate three year actual EPS equals Target (100% of goal), and 150% of the performance shares will be earned if the aggregate three year actual EPS equals Superior (115% of goal). The number of stock options to be granted is based on a calculation of option values as defined in the Compensation Plan.

In accordance with SFAS No. 123R, recording of share-based compensation expense for awards with performance conditions is based on the probable outcome of that performance condition. EPS Performance Shares are earned based on the Company’s achieving aggregate three year EPS goals. Due to the effect of the current year’s EPS shortfall to goal, no share-based compensation expense was recorded for these performance-based shares in 2006.

During fiscal 2006, 240,000 performance shares were granted to certain key employees as provided by the Omnibus Plan. A total of 115,000 performance shares become fully vested when the NASDAQ market price (“MP”) for the Company’s stock equals or exceeds $18.00 per share for twenty consecutive trading days before the fourth anniversary of the grant date. The remaining 125,000 performance shares vest in the same manner when the MP equals or exceeds $24.00 per share. The total value of share-based compensation expense for these market condition awards, referred to herein as “MP Performance Shares”, was determined by multiplying the total number of shares expected to be issued by the performance share fair value and is being recognized over the weighted-average implicit performance period. Since the MP Performance Shares contain a market condition for vesting, the fair value of the awards was determined using a Monte Carlo simulation model with the following assumptions: expected volatility of 45.3%, expected dividend yield of 1.7%, a four-year expected return of 21.7% and a contractual term of four years. The expected volatility is based on the historical volatility of our stock prices over assumed expected terms.

A summary of restricted stock awards and MP Performance Share activity as of and for the three years ended February 3, 2007 is as follows (shares in thousands):

	Restricted Stock Awards		MP Performance Shares
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 31, 2004	63	$5.53
Granted	29	15.26
Forfeited	(7)	5.53

Non-vested at January 29, 2005	85	8.86
Granted	192	21.33
Vested	(6)	13.45
Forfeited	(9)	13.25

Non-vested at January 28, 2006	262	17.75
Granted	361	14.31	240	$14.24
Vested	(57)	6.36
Forfeited	(22)	19.78

Non-vested at February 3, 2007	544	$16.82	240	$14.24

Total unrecognized compensation cost	$7,098		$2,145
Weighted-average expected life remaining	3.9 years		228 days

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The total fair value of restricted stock awards vested during fiscal 2006 was $0.9 million. As of February 3, 2007, there were no vested MP Performance Shares.

Prior Period Pro Forma Presentation

Prior to January 29, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. The following table illustrates the pro forma effect on net income and earnings per share for 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards prior to January 29, 2006:

	2005	2004
Net income – as reported	$50,884	$37,973
Add: Share-based compensation expense included in net income, net of related tax effects	555	71
Less: Share-based compensation expense determined under the fair value method, net of related tax effects	(1,743)	(1,055)

Pro forma net income	$49,696	$36,989

Basic earnings per share – as reported	$1.18	$0.90
Basic earnings per share – pro forma	$1.15	$0.88
Diluted earnings per share – as reported	$1.15	$0.89
Diluted earnings per share – pro forma	$1.12	$0.86

The fair value of options granted during 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants made during 2005 and 2004: expected volatility of 50.9% and 51.4%, respectively, expected dividend yield of 0.0%, a risk-free interest rate of 4.0% and 3.5%, respectively and expected option term of five years. An expected dividend yield of 0.0% was used because the Company did not pay dividends prior to May 2005. The weighted-average fair value of options granted during 2005 and 2004 was $11 and $8, respectively.

9. Store Closing Charges

The Company closes under-performing stores in the normal course of business. The Company closed six stores during 2006, six stores during 2005 and seven stores during 2004 incurring pre-tax lease termination and severance costs of $1.1 million, $1.1 million and $1.9 million, respectively. Lease termination costs are net of estimated sublease income that could reasonably be obtained for the properties. In the event the Company is not successful in subleasing closed store locations when management expects, additional reserves for store closing costs may be recorded. During 2006, 2005 and 2004, the Company recorded net pre-tax charges of $0.7 million, $1.6 million and $0.9 million, respectively, to adjust previously recorded store closing reserves for changes in estimated sublease income, net of a lease termination recovery. Store closing charges are included in SG&A expenses in the Consolidated Statements of Income, except for $154,000 in 2004 which is included in loss from discontinued operations, net of tax benefits.

The following tables show the activity in the store closing reserve:

	January 28, 2006	Charges	Payments	February 3, 2007
Continuing operations:
Lease termination costs	$5,522	$1,325	$2,208	$4,639
Severance	63	452	515	—

Total store closing reserve	$5,585	$1,777	$2,723	$4,639

	January 29, 2005	Charges	Payments	January 28, 2006
Continuing operations:
Lease termination costs	$6,898	$2,164	$3,540	$5,522
Severance	131	534	602	63

Total store closing reserve	$7,029	$2,698	$4,142	$5,585

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

	January 31, 2004	Charges	Payments	January 29, 2005
Continuing operations:
Lease termination costs	$8,780	$1,991	$3,873	$6,898
Severance	131	647	647	131
Other	105	—	105	—

	9,016	2,638	4,625	7,029

Discontinued operations:
Lease termination costs	159	77	236	—
Severance	19	77	96	—

	178	154	332	—

Total store closing reserve	$9,194	$2,792	$4,957	$7,029

The store closing reserve at February 3, 2007, January 28, 2006 and January 29, 2005 includes a current portion (in accrued liabilities) of $2.1 million, $2.8 million and $3.0 million, respectively, and a long-term portion (in other liabilities) of $2.5 million, $2.8 million and $4.0 million, respectively.

10. Sales by Major Merchandise Category

The Company is a single business segment as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that companies report revenues for each product or group of similar products. The following table summarizes the Company’s sales by major merchandise category:

	2006	2005	2004
Ladies’ apparel and accessories	$901,289	$878,934	$843,616
Men’s apparel and accessories	316,408	298,809	281,730
Gifts and linens	226,272	231,382	260,018
Other	57,327	72,490	74,243

Net sales	$1,501,296	$1,481,615	$1,459,607

11. Quarterly Results of Operations (Unaudited)

Year Ended February 3, 2007	13 Weeks Ended Apr. 29, 2006	13 Weeks Ended July 29, 2006	13 Weeks Ended Oct. 28, 2006	14 Weeks Ended Feb. 3, 2007
Net sales	$364,831	$336,304	$339,171	$460,990
Gross profit	97,586	94,006	89,262	135,467
Net income	7,559	8,312	237	21,068
Basic income per share	$0.17	$0.19	$0.01	$0.49
Diluted income per share	$0.17	$0.19	$0.01	$0.48

Year Ended January 28, 2006	13 Weeks Ended Apr. 30, 2005	13 Weeks Ended July 30, 2005	13 Weeks Ended Oct. 29, 2005	13 Weeks Ended Jan. 28, 2006
Net sales	$380,654	$337,065	$336,537	$427,359
Gross profit	111,695	96,256	83,051	125,204
Net income	16,794	11,639	1,396	21,055
Basic income per share	$0.39	$0.27	$0.03	$0.49
Diluted income per share	$0.38	$0.26	$0.03	$0.48

12. Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

EXHIBIT INDEX

3.1	Articles of Incorporation of the Registrant, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

3.2	Bylaws of the Registrant, amended September 8, 2003, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

4.1	Provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of shareholders of Common Stock of the Registrant, incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 30, 2000

4.2	Form of stock certificate for Common Stock, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.1*	Form of Director’s and Officer’s Indemnification Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.2	Loan and Security Agreement dated July 18, 2003, among Stein Mart, Inc., Wachovia Bank, National Association and Fleet Retail Finance, Inc. as Co-Arrangers, Congress Financial Corporation (Florida) as Administrative and Collateral Agent, General Electric Capital Corporation as Documentation Agent and the Lenders (as such terms are defined in the Credit Agreement), incorporated by reference to the Company’s Form 10-Q for the quarter ended August 2, 2003

10.3	Amendment No. 1 to Loan and Security Agreement dated January 11, 2006 between Stein Mart, Inc. and Wachovia Bank, National Association (successor to Congress Financial Corporation), incorporated by reference to the Company’s Form 8-K filed on January 17, 2006

10.4*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.5*	Form of Incentive Stock Option Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.6	Profit Sharing Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.7*	Executive Health Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.8*	Director Stock Option Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.9*	Executive Split Dollar Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 1, 2000

10.10*	Executive Deferral Plan, amended November 1, 2002, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

10.11	2001 Omnibus Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on August 7, 2001

10.12*	Form of Restricted Share Award Agreement for Key Employees, pursuant to Omnibus Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

10.13*	Management Incentive Compensation Plan, amended June 6, 2006, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended July 29, 2006

10.14*	Employment Agreement, dated as of July 11, 2005, between Stein Mart, Inc. and Michael D. Fisher, incorporated by reference to the Company’s Form 8-K filed on July 15, 2005

10.15*	Employment Agreement, dated as of July 11, 2005, between Stein Mart, Inc. and James G. Delfs, incorporated by reference to the Company’s Form 8-K filed on July 15, 2005

10.16*	Employment Agreement, dated as of September 16, 2006, between Stein Mart, Inc. and D. Hunt Hawkins, incorporated by reference to the Company’s Form 8-K filed on September 25, 2006

10.17*	Employment Agreement, dated as of July 11, 2005, between Stein Mart, Inc. and Michael D. Ray, incorporated by reference to the Company’s Form 8-K filed on July 15, 2005

10.18*	Employment Agreement, dated as of September 16, 2006, between Stein Mart, Inc. and William A. Moll, incorporated by reference to the Company’s Form 8-K filed on September 25, 2006

10.19*	Form of Performance Share Award Agreement for Key Employee, pursuant to 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended October 28, 2006

10.20	Amended and Restated Supply Agreement, dated May 30, 2006, between DSW, Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 8-K filed on June 5, 2006

10.21	Co-Brand Credit Card Consumer Program Agreement by and between Stein Mart, Inc. and GE Money Bank, dated as of September 28, 2006, incorporated by reference to the Company’s Form 8-K filed on October 4, 2006

10.22	First Amendment to Stein Mart, Inc. 2001 Omnibus Plan, dated December 12, 2006 (filed herein)

23.1	Consent of PricewaterhouseCoopers LLP (filed herein)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

*	Management contract or compensatory plan or arrangements.