Form 10-Q
period 2007-05-05
STEIN MART INC
filed 2007-06-13
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

The number of shares outstanding of the Registrant’s common stock as of June 1, 2007 was 43,226,231.

STEIN MART, INC.

Stein Mart, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share data)

	May 5, 2007	February 3, 2007	April 29, 2006
ASSETS

Current assets:

Cash and cash equivalents	$ 23,484	$ 17,560	$ 33,553

Short-term investments	-	10,835	25,000

Trade and other receivables	10,172	10,164	11,510

Inventories	308,279	290,943	287,627

Prepaid expenses and other current assets	17,151	14,531	15,615

Total current assets	359,086	344,033	373,305

Property and equipment, net	112,376	113,254	95,156

Other assets	28,633	23,064	16,791

Total assets	$500,095	$480,351	$485,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$ 91,635	$ 83,243	$125,213

Accrued liabilities	73,093	78,522	73,603

Income taxes payable	9,108	7,483	6,733

Total current liabilities	173,836	169,248	205,549

Notes payable to banks	5,420	-	-

Other liabilities	24,359	22,931	17,394

Total liabilities	203,615	192,179	222,943

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:

Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 43,850,458, 43,736,720 and 43,587,650 shares issued and outstanding, respectively	438	437	436

Additional paid-in capital	24,888	21,803	17,390

Retained earnings	271,154	265,932	244,483

Total stockholders’ equity	296,480	288,172	262,309

Total liabilities and stockholders’ equity	$500,095	$480,351	$485,252

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended May 5, 2007	13 Weeks Ended April 29,2006
Net sales	$376,119	$364,831

Cost of merchandise sold	271,209	267,245

Gross profit	104,910	97,586

Selling, general and administrative expenses	97,411	90,536

Other income, net	5,379	4,153

Income from operations	12,878	11,203

Interest income, net	127	891

Income before income taxes	13,005	12,094

Provision for income taxes	4,893	4,535

Net income	$ 8,112	$ 7,559

Net income per share:

Basic	$ 0.19	$ 0.17

Diluted	$ 0.18	$ 0.17

Weighted-average shares outstanding:

Basic	43,240	43,228

Diluted	43,912	44,074

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	13 Weeks Ended May 5, 2007	13 Weeks Ended April 29, 2006
Cash flows from operating activities:
Net income	$ 8,112	$ 7,559
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,365	6,029
Impairment of property and other assets	108	-
Store closing charges	55	331
Deferred income taxes	(1,092)	(714)
Share-based compensation	2,300	891
Tax benefit from equity issuances	293	180
Excess tax benefits from share-based compensation	(267)	(51)
Changes in assets and liabilities:
Trade and other receivables	(8)	(389)
Inventories	(17,336)	(21,839)
Prepaid expenses and other current assets	(687)	(1,943)
Other assets	(2,410)	(225)
Accounts payable	8,392	36,805
Accrued liabilities	(4,938)	(7,294)
Income taxes payable	(3,983)	(3,159)
Other liabilities	2,005	227
Net cash (used in) provided by operating activities	(3,091)	16,408
Cash flows from investing activities:
Capital expenditures	(5,266)	(12,981)
Purchases of short-term investments	(36,580)	(463,750)
Sales of short-term investments	47,415	543,685
Net cash provided by investing activities	5,569	66,954
Cash flows from financing activities:
Borrowings under notes payable to banks	7,420	-
Repayments of notes payable to banks	(2,000)	-
Cash dividends paid	(2,734)	(68,117)
Excess tax benefits from share-based compensation	267	51
Proceeds from exercise of stock options	3,450	1,542
Repurchase of common stock	(2,957)	(3,485)
Net cash provided by (used in) financing activities	3,446	(70,009)
Net increase in cash and cash equivalents	5,924	13,353
Cash and cash equivalents at beginning of year	17,560	20,200
Cash and cash equivalents at end of period	$ 23,484	$ 33,553

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 5, 2007

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair statement have been included. Operating results for the 13-week periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended February 3, 2007.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiary.

Fiscal Year. The Company’s fiscal year ends on Saturday closest to January 31. Fiscal years 2007 and 2006 include 52 weeks and 53 weeks, respectively.

Reclassifications. Certain reclassifications have been made in the prior year’s financial statements to conform to classifications used in the current year.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance provided in previous accounting pronouncements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the reporting entity has not yet issued financial statements for that fiscal year. Management does not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS No. 159 to have a material effect on our consolidated financial statements.

2. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 4, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of the February 4, 2007 retained earnings balance.

The total amount of unrecognized tax benefits as of February 4, 2007 is $7.3 million. Included in this balance are $2.1 million of tax positions that if recognized would affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and accrued penalties as of February 4, 2007 is $1.6 million and $0.2 million, respectively.

The Company and/or its subsidiary files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for fiscal years ended before 2003. The Internal Revenue Service (IRS) is currently examining the Company’s federal income tax returns for fiscal years 2003 and 2004 and it is anticipated that the IRS examination will be completed during fiscal 2007. As of February 4, 2007, the IRS has proposed certain adjustments to the Company’s taxable income for 2003 and 2004 related to the Company’s revenue recognition associated with gift certificates and e-credits, for tax purposes. Management is currently evaluating those proposed adjustments and anticipates that it is reasonably possible that an additional payment in the range of $4 to $6 million will be made during fiscal year 2007 for these proposed adjustments. An amount within this range has been provided for in the liability for unrecognized tax benefits and Management believes that the impact of the payment on net income will be insignificant.

3. Stockholders’ Equity

Stock Repurchase Plan

During the 13 weeks ended May 5, 2007 and April 29, 2006, the Company repurchased 201,500 shares and 201,466 shares of its common stock in the open market at a total cost of $3.0 million and $3.5 million, respectively. During the period from May 6, 2007 to June 7, 2007 the Company repurchased an additional one million shares of its common stock in the open market at a total cost of $13.2 million, resulting in a balance of 2,045,338 shares which can be repurchased pursuant to the Board of Directors’ current authorizations.

Share-Based Compensation Expense

For the 13 weeks ended May 5, 2007 and April 29, 2006, pre-tax share-based compensation expense was recorded as follows:

	13 Weeks Ended May 5, 2007	13 Weeks Ended April 29, 2006
Cost of merchandise sold	$1,432	$ 543
Selling, general and administrative expenses	868	348
Total share-based compensation expense	2,300	891
Income tax benefit	862	334
Reduction of net income	$1,438	$ 557
Reduction of diluted net income per share	$ 0.03	$0.01

4. Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the basic weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by also considering the impact of potential common stock equivalents on both net income and the weighted-average number of common shares outstanding.

A reconciliation of basic weighted-average number of common shares to diluted weighted-average number of common shares is as follows (shares in thousands):

	13 Weeks Ended May 5, 2007	13 Weeks Ended April 29, 2006
Basic weighted-average number of common shares	43,240	43,228
Incremental shares from share-based compensation plans	672	846
Diluted weighted-average number of common shares	43,912	44,074

Options to purchase approximately 1.1 million and 0.6 million shares of common stock that were outstanding during the 13 weeks ended May 5, 2007 and April 29, 2006, respectively, were not included in the computation of diluted net income per share as the exercise prices of these options were greater than the average market price of the common shares.

STEIN MART, INC.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiary.

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the effectiveness of advertising, marketing and promotional strategies, changes in consumer spending due to current events and/or general economic conditions, ongoing competition from other retailers, unanticipated weather conditions and unseasonable weather, changing preferences in apparel, adequate sources of merchandise at acceptable prices, the availability of suitable new store sites at acceptable lease terms, the Company’s ability to attract and retain qualified employees to support planned growth, the ability to successfully implement strategies to exit or improve under-performing stores and disruption of the Company’s distribution system. Readers are urged to review and consider the matters discussed in “Item 1A. Risk Factors” of our Form 10K for 2006.

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

Overview

Stein Mart is a retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season, moderate to better fashion apparel for women and men, as well as accessories, gifts, linens and shoes all offered at prices competitive with off-price retail chains. Our target customers are fashion-conscious, value-seeking 35-60 year old women with above average annual household incomes. As of May 5, 2007, we operated 270 stores in 30 states and the District of Columbia.

Fiscal years 2007 and 2006 include 52 weeks and 53 weeks, respectively. The 53rd week in fiscal 2006 created a timing shift in the 4-5-4 calendar for fiscal 2007, creating a one-week difference between Stein Mart’s fiscal reporting periods and comparable store sales reporting periods. This timing shift positively impacted total net sales for the first quarter of 2007 by approximately $10 million.

For the first quarter of 2007, the Company earned $8.1 million or $0.18 per diluted share as compared to net income of $7.6 million or $0.17 per diluted share in the first quarter of 2006. Net sales increased 3.1 percent to $376.1 million from $364.8 million for the 13 weeks ended April 29, 2006. Comparable store sales for the 13 weeks ended May 5, 2007 decreased 2.0 percent from the 13 weeks ended May 6, 2006. Our first quarter performance was severely impaired by a significant shortfall in April sales. Following the earlier Easter and record cold weather in early April, we had anticipated a stronger recovery, but our business is still underperforming our spring plan and we are concerned about the impact of a lower level of consumer spending going forward.

The timing shift from the fiscal 2006 53rd week will have a negative impact of approximately $10 million on total net sales for the second quarter of 2007 in comparison to total net sales for the second quarter of 2006. We expect comparable store sales to be flat to slightly negative for the second quarter of 2007. Gross margin will be negatively impacted by the expectation of higher markdowns to clear seasonal commodity merchandise and the aforementioned calendar shift. In addition, investments made in the last year for systems and infrastructure and an accelerated store-opening program will adversely affect selling, general and administrative expenses for the second quarter of 2007.

Stores

There were 270 stores open as of May 5, 2007 and 263 stores open at April 29, 2006. We plan to open a total of 14-17 new stores for 2007.

	13 Weeks Ended May 5, 2007	13 Weeks Ended April 29, 2006
Stores at beginning of period	268	262
Stores opened during the period	2	3
Stores closed during the period	-	(2)
Stores at the end of period	270	263

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Income expressed as a percentage of the Company’s net sales (numbers may not add due to rounding):

	13 Weeks Ended May 5, 2007	13 Weeks Ended April 29, 2006
Net sales	100.0%	100.0%
Cost of merchandise sold	72.1	73.3
Gross profit	27.9	26.7
Selling, general and administrative expenses	25.9	24.8
Other income, net	1.4	1.1
Income from operations	3.4	3.1
Interest income, net	-	0.2
Income before income taxes	3.5	3.3
Provision for income taxes	1.3	1.2
Net income	2.2%	2.1%

For the 13 weeks ended May 5, 2007 compared to the 13 weeks ended April 29, 2006

Total sales increased 3.1 percent for the 13 weeks ended May 5, 2007 compared to the 13 weeks ended April 29, 2006, while comparable store sales decreased 2.0 percent during the 13 weeks ended May 5, 2007 compared to the 13 weeks ended May 6, 2006. The effect of the one-week shift between fiscal reporting periods improved the total sales increase by approximately $10 million.

Gross profit for the 13 weeks ended May 5, 2007 was $104.9 million or 27.9 percent of net sales, a 1.2 percentage point increase from gross profit of $97.6 million or 26.7 percent of net sales for the 13 weeks ended April 29, 2006. Gross profit increased during the first quarter of 2007 primarily due to an 0.8 percentage point increase in markup and a 0.6 percentage point decrease in markdowns, offset by a 0.4 percentage point increase in occupancy and share-based compensation costs.

Selling, general and administrative (“SG&A”) expenses were $97.4 million or 25.9 percent of net sales for the 13 weeks ended May 5, 2007 as compared to $90.5 million or 24.8 percent of net sales for the same 2006 quarter. The SG&A rate was higher due to a lack of leverage on lower than planned sales during the first quarter of 2007 and increased $6.9 million primarily due to a $2.6 million increase in store operating expenses for the non-comparable store group, a $2.2 million increase in advertising expense, a $1.1 million increase in depreciation expense and increased share-based compensation costs.

Share-based compensation expense from stock options and restricted stock awards was $2.3 million for the first quarter of 2007, an increase of $1.4 million over the first quarter of 2006. This increase is included in cost of merchandise sold at $0.9 million and SG&A expenses at $0.5 million.

The Company closed six stores during 2006 which had sales of $4.9 million and operating losses of $1.2 million for the first quarter of 2006.

Other income, net was $5.4 million or 1.4 percent of net sales for the 13 weeks ended May 5, 2007 compared to $4.2 million or 1.1 percent of net sales for the same 2006 quarter. The $1.2 million increase in other income is due to income from our Co-Brand Credit Card Program launched in October 2006.

Liquidity and Capital Resources

The Company’s primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company’s working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of May 5, 2007, the Company had $23.5 million in cash and cash equivalents.

Net cash used in operating activities was $3.1 million for the first quarter of 2007 compared to net cash provided by operating activities of $16.4 million for the first quarter of 2006. More cash was used in operating activities during the first quarter of 2007 compared to the first quarter of 2006 primarily due to a smaller increase in accounts payable during the first quarter of 2007. While inventories increased less during the first quarter of 2007 than the first quarter of 2006, the smaller increase in accounts payable during the first quarter of 2007 was because last year’s accounts payable balance included several large vendor payments paid at the end of April 2006 that remained outstanding at the end of that quarter.

Net cash provided by investing activities was $5.6 million for the first quarter of 2007 compared to $67.0 million for the first quarter of 2006. Less cash was provided by investing activities during the first quarter of 2007 primarily due to the net liquidation of short-term investments being $69.1 million higher in 2006 in order to pay a special cash dividend. The Company expects to invest approximately $30-$35 million in capital expenditures in 2007 to open new stores and continue investment in systems and store upgrades for increased productivity and enhanced customer service.

Net cash provided by financing activities was $3.4 million during first quarter of 2007 compared to net cash used in financing activities of $70.0 million during the first quarter of 2006. More cash was used in financing activities during the first quarter of 2006 as a result of paying a regular quarterly cash dividend of $0.0625 per share and a special cash dividend of $1.50 per share compared to paying only a regular quarterly cash dividend in 2007. In May 2007, the Company declared a quarterly cash dividend of $0.0625 per share which will be paid on June 22, 2007 to shareholders of record at close of business on June 8, 2007.

During the period from May 6, 2007 to June 7, 2007 the Company repurchased an additional one million shares of its common stock in the open market at a total cost of $13.2 million.

The Company has a $100 million senior revolving senior credit agreement with a group of lenders, with an initial term ending 2011. At May 5, 2007, there were $5.4 million in direct borrowings and no Event of Default existed under the terms of the Agreement.

The Company believes that expected net cash provided by operating activities and unused borrowing capacity under the revolving credit agreement will be sufficient to fund anticipated current and long-term capital expenditures, working capital requirements, dividend payments and stock repurchases. Should current operating conditions change, management can borrow on the revolving credit agreement or adjust operating plans, including new store rollout.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS No. 159 to have a material effect on our consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended February 3, 2007, filed with the Securities and Exchange Commission on April 18, 2007. There were no material changes to our market risk during the 13 weeks ended May 5, 2007.

Item 4.     Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 5, 2007 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended May 5, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
February 4, 2007 – March 3, 2007	200,000	$14.66	200,000	546,838
March 4, 2007 – April 7, 2007	-	-	-	546,868
April 8, 2007 – May 5, 2007	1,500	$16.77	1,500	3,045,338
Total	201,500	$14.68	201,500	3,045,338

(1)	The Company’s Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by two Board authorizations dated March 5, 2001 and April 17, 2007, each to repurchase 2.5 million shares of common stock. These authorizations do not have an expiration date.

Item 6.     Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC..

Date: June 13, 2007	By:	/s/ Michael D. Fisher
Michael D. Fisher
President and Chief Executive Officer

/s/ James G. Delfs
James G. Delfs
Senior Vice President, Finance and Chief Financial Officer