Form 10-Q
period 2007-08-04
STEIN MART INC
filed 2007-09-12
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

or

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

The number of shares outstanding of the Registrant’s common stock as of August 31, 2007 was 42,523,768.

STEIN MART, INC.

Stein Mart, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share data)

	August 4, 2007	February 3, 2007	July 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$16,853	$17,560	$21,559
Short-term investments	—	10,835	5,000
Trade and other receivables	9,999	10,164	11,303
Inventories	272,447	290,943	266,543
Prepaid income taxes	2,445	—	762
Prepaid expenses and other current assets	16,290	14,531	13,901

Total current assets	318,034	344,033	319,068
Property and equipment, net	113,732	113,254	104,795
Other assets	30,305	23,064	18,624

Total assets	$462,071	$480,351	$442,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,270	$83,243	$84,864
Accrued liabilities	71,794	78,522	70,136
Income taxes payable	—	7,483	—

Total current liabilities	134,064	169,248	155,000
Notes payable to banks	14,341	—	—
Other liabilities	27,887	22,931	17,483

Total liabilities	176,292	192,179	172,483
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 42,925,584, 43,736,720 and 43,676,810 shares issued and outstanding, respectively	429	437	437
Additional paid-in capital	14,516	21,803	19,497
Retained earnings	270,834	265,932	250,070

Total stockholders’ equity	285,779	288,172	270,004

Total liabilities and stockholders’ equity	$462,071	$480,351	$442,487

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended August 4, 2007	13 Weeks Ended July 29, 2006	26 Weeks Ended August 4, 2007	26 Weeks Ended July 29, 2006
Net sales	$330,739	$336,304	$706,858	$701,135
Cost of merchandise sold	244,541	242,298	515,750	509,543

Gross profit	86,198	94,006	191,108	191,592
Selling, general and administrative expenses	87,712	84,790	185,123	175,326
Other income, net	5,255	3,441	10,634	7,594

Income from operations	3,741	12,657	16,619	23,860
Interest income (expense), net	(43)	233	84	1,124

Income before income taxes	3,698	12,890	16,703	24,984
Provision for income taxes	1,503	4,578	6,396	9,113

Net income	$2,195	$8,312	$10,307	$15,871

Net income per share:
Basic	$0.05	$0.19	$0.24	$0.37

Diluted	$0.05	$0.19	$0.24	$0.36

Weighted-average shares outstanding:
Basic	42,547	43,245	42,894	43,236

Diluted	43,070	43,985	43,491	44,029

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	26 Weeks Ended August 4, 2007	26 Weeks Ended July 29, 2006
Cash flows from operating activities:
Net income	$10,307	$15,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,671	12,248
Impairment of property and other assets	108	—
Store closing charges	175	1,190
Deferred income taxes	(3,446)	(818)
Share-based compensation	4,710	2,188
Tax benefit from equity issuances	266	425
Excess tax benefits from share-based compensation	(237)	(272)
Changes in assets and liabilities:
Trade and other receivables	165	(182)
Inventories	18,496	(755)
Prepaid income taxes	(2,445)	(762)
Prepaid expenses and other current assets	532	(229)
Other assets	(2,497)	(2,486)
Accounts payable	(20,973)	(3,544)
Accrued liabilities	(6,315)	(11,079)
Income taxes payable	(13,091)	(9,892)
Other liabilities	5,602	(526)

Net cash provided by operating activities	4,028	1,377

Cash flows from investing activities:
Capital expenditures	(12,628)	(28,006)
Purchases of short-term investments	(36,580)	(580,925)
Sales of short-term investments	47,415	680,860

Net cash (used in) provided by investing activities	(1,793)	71,929

Cash flows from financing activities:
Borrowings under notes payable to banks	63,689	—
Repayments of notes payable to banks	(49,348)	—
Cash dividends paid	(5,424)	(70,842)
Excess tax benefits from share-based compensation	237	272
Proceeds from exercise of stock options	3,517	1,675
Proceeds from employee stock purchase plan	586	581
Repurchase of common stock	(16,199)	(3,633)

Net cash used in financing activities	(2,942)	(71,947)

Net (decrease) increase in cash and cash equivalents	(707)	1,359
Cash and cash equivalents at beginning of year	17,560	20,200

Cash and cash equivalents at end of period	$16,853	$21,559

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 4, 2007

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

1. Basis of Presentation and Other Information

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

Gift and Return Card Revenue Recognition. The Company offers electronic gift cards and electronic merchandise return cards to its customers. No revenue is recognized at the time gift cards are sold; rather, the issuance is recorded as a liability to customers. At the time return cards are issued for returned merchandise, the sale is reversed and the issuance is recorded as a liability to customers. Card liabilities are relieved and sales revenue is recognized when cards are redeemed for merchandise.

Vendor Allowances. The Company receives allowances from some of its vendors primarily related to markdown reimbursement, damaged/defective merchandise and vendor compliance issues. Vendor allowances are recorded when earned. Allowances received from vendors related to profitability of inventory recently sold are reflected as reductions to cost of merchandise sold in the later of the period that the merchandise markdown is incurred or the allowance is negotiated. Allowances received from vendors related to damaged/defective inventory are reflected as reductions to the cost of merchandise as it is received and to cost of merchandise sold as the merchandise is sold. Allowances received due to compliance issues (primarily violations of shipping and merchandise preparation requirements) are reflected as a reduction of the cost of the merchandise when negotiated.

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

The total amount of unrecognized tax benefits as of February 4, 2007 is $7.3 million. Included in this balance are $2.1 million of tax positions that if recognized would affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and accrued penalties as of February 4, 2007 is $1.6 million and $0.2 million, respectively. There were no significant changes to any of these amounts during the 26 weeks ended August 4, 2007.

The Company and/or its subsidiary files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for fiscal years ended before 2003. The Internal Revenue Service (IRS) is currently examining the Company’s federal income tax returns for fiscal years 2003 and 2004 and it is anticipated that the IRS examination will be completed during the third quarter of 2007. The IRS has proposed certain adjustments to the Company’s taxable income for 2003 and 2004 related to the Company’s revenue recognition associated with gift and return cards, for tax purposes. Management has evaluated these proposed adjustments and anticipates that it is probable that an additional payment of approximately $6 million will be made during the third quarter of 2007 for these proposed adjustments. This amount has been provided for in the liability for unrecognized tax benefits.

3. Stockholders’ Equity

Stock Repurchase Plan

During the 26 weeks ended August 4, 2007 and July 29, 2006, the Company repurchased 1,201,500 shares and 210,812 shares of its common stock in the open market at a total cost of $16.2 million and $3.6 million, respectively. During the period from August 5, 2007 to September 10, 2007 the Company repurchased an additional 1,137,354 shares of its common stock in the open market at a total cost of $10.0 million, resulting in a balance of 907,984 shares which can be repurchased pursuant to the Board of Directors’ current authorizations.

Share-Based Compensation Expense

For the 13 and 26 weeks ended August 4, 2007 and July 29, 2006, share-based compensation expense was recorded as follows:

	13 Weeks Ended August 4, 2007	13 Weeks Ended July 29, 2006	26 Weeks Ended August 4, 2007	26 Weeks Ended July 29, 2006
Cost of merchandise sold	$1,527	$810	$2,959	$1,354
Selling, general and administrative expenses	883	487	1,751	834

Total share-based compensation expense	2,410	1,297	4,710	2,188
Income tax benefit	882	482	1,724	814

Reduction of net income	$1,528	$815	$2,986	$1,374

Reduction of diluted net income per share	$0.04	$0.02	$0.07	$0.03

During the 26 weeks ended August 4, 2007, $0.2 million of dividends paid to employees on restricted stock awards that are not expected to vest was charged to share-based compensation expense in accordance with SFAS No. 123R, Share-Based Payment.

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

A reconciliation of basic weighted-average number of common shares to diluted weighted-average number of common shares is as follows (shares in thousands):

	13 Weeks Ended August 4, 2007	13 Weeks Ended July 29, 2006	26 Weeks Ended August 4, 2007	26 Weeks Ended July 29, 2006
Basic weighted-average number of common shares	42,547	43,245	42,894	43,236
Incremental shares from share-based compensation plans	523	740	597	793

Diluted weighted-average number of common shares	43,070	43,985	43,491	44,029

Options to purchase approximately 1.8 million and 1.5 million shares of common stock that were outstanding during the 13 weeks ended August 4, 2007 and July 29, 2006, respectively, were not included in the computation of diluted net income per share as the exercise prices of these options were greater than the average market price of the common shares. For the 26 weeks ended August 4, 2007 and July 29, 2006, options to purchase 1.7 million and 1.1 million shares of common stock, respectively, were not included in the computation of diluted net income per share for the aforementioned reason.

5. Subsequent Events

On August 27, 2007 the Company’s Board of Directors appointed Linda McFarland Farthing as President and Chief Executive Officer of the Company. Ms. Farthing replaces Michael D. Fisher, who resigned from the Company and its Board of Directors on August 27, 2007. Ms. Farthing will assume her new duties on or about September 24, 2007. Ms. Farthing, age 60, has been a member of the Stein Mart Board of Directors since 1999 and chair of the Company’s audit committee since 2003. Until Ms. Farthing takes office, Jay Stein, currently the Chairman of the Board, and John H. Williams, Jr., currently the Vice-Chairman of the Board, will occupy the office of the President and Chief Executive Officer.

On August 27, 2007, Ms. Farthing was granted an option to purchase 200,000 shares of the Company’s common stock, at an exercise price of $8.56, under the Company’s 2001 Omnibus Plan. The options, valued at $528,000, vest immediately and may not be exercised after the earlier of (1) seven years from August 27, 2007, or (2) 90 days following Ms. Farthing’s ceasing to be either an executive officer or a member of the Board of Directors of the Company. Shares acquired on exercise of the options may not be sold until the earlier of (1) August 27, 2008, or (2) a change of control of the Company.

The Board of Directors is currently considering the terms of an employment agreement for Ms. Farthing and a separation agreement for Mr. Fisher. The Company expects to finalize these agreements by the end of September 2007.

STEIN MART, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiary.

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to ongoing competition from other retailers, changes in consumer spending due to current events and/or general economic conditions, the effectiveness of advertising, marketing and promotional strategies, unanticipated weather conditions and unseasonable weather, changing preferences in apparel, adequate sources of merchandise at acceptable prices, the availability of suitable new store sites at acceptable lease terms, the Company’s ability to attract and retain qualified employees to support planned growth, the ability to successfully implement strategies to exit or improve under-performing stores and disruption of the Company’s distribution system. Readers are urged to review and consider the matters discussed in “Item 1A. Risk Factors” of our Form 10-K for 2006.

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

Executive Overview

Stein Mart is a retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season, moderate to better fashion apparel for women and men, as well as accessories, gifts, linens and shoes all offered at prices competitive with off-price retail chains. Our target customers are fashion-conscious, value-seeking 35-60 year old women with above average annual household incomes. As of August 4, 2007, we operated 270 stores in 30 states and the District of Columbia.

Fiscal years 2007 and 2006 include 52 weeks and 53 weeks, respectively. The 53rd week in fiscal 2006 created a timing shift in the 4-5-4 calendar for fiscal 2007, resulting in a one-week difference between Stein Mart’s fiscal reporting and comparable store sales reporting periods. This timing shift negatively impacted total net sales for the second quarter of 2007 by $9.6 million and positively impacted total net sales for the first half of 2007 by $0.6 million. The timing shift will have a positive impact of approximately $7.0 million on total net sales for the third quarter of 2007 in comparison to total net sales for the third quarter of 2006. The timing shift and last year’s 53rd week will have a negative impact of approximately $29.0 million on total net sales for the fourth quarter of 2007 in comparison to total net sales for the fourth quarter of 2006.

Net sales decreased 1.7% to $330.7 million for the 13 weeks ended August 4, 2007 from $336.3 million for the 13 weeks ended July 29, 2006. Net sales increased 0.8% to $706.9 million for the 26 weeks ended August 4, 2007 from $701.1 million for the 26 weeks ended July 29, 2006. Primarily as a result of an unstable consumer climate and reduced traffic in our stores, comparable store sales decreased 1.2% and 1.6%, respectively, for the 13 weeks and 26 weeks ended August 4, 2007 compared to the same periods ended August 5, 2006. The sales decline is concentrated in the Southeast, particularly in Florida where residents are suffering from increasing property taxes, rising insurance costs and a dramatic slowdown in the housing market. The comparable store sales decrease in Florida, which has 16 percent of our store base, is triple the comparable store sales decrease of the Company as a whole. While our on-going apparel areas had positive sales increases during the first half of 2007, our Home area continues to struggle.

A very slow start to the spring selling season led to deep markdowns to clear merchandise during the second quarter. As a result, gross profit decreased to $86.2 million or 26.1 percent of sales for the 13 weeks ended August 4, 2007 from $94.0 million or 28.0 percent of sales for the 13 weeks ended July 29, 2006. Similarly, gross profit for the 26 weeks ended August 4, 2007 decreased to $191.1 million or 27.0 percent of sales from $191.6 million or 27.3 percent of sales for the 26 weeks ended July 29, 2006. Selling, general and administrative (“SG&A”) expenses were higher in total dollars and as a percentage of sales for both the second quarter and the first half of 2007 due to a lack of leverage on lower than planned sales and increases in store operating, depreciation, advertising and share-based compensation expenses. These factors contributed to a $0.14 and $0.12 decrease, respectively, in diluted earnings per share for the 13 weeks and 26 weeks ended August 4, 2007 compared to the same periods last year.

Despite disappointing operating results, we generated positive cash flow from operations during the first half of 2007 and utilized that cash and additional borrowings to repurchase $16.2 million of common stock, pay dividends of $5.4 million and invest $12.6 million in property and equipment.

Based on current unfavorable selling trends, management expects comparable stores sales to decrease 2.0-4.0 percent for the third quarter of 2007. With lowered sales, there will be negative pressure on gross margin, and although certain controllable expenses have been reduced, those savings will be offset by the costs associated with new and recently-opened stores that are not yet in the comparable store sales base. Based on these variables, management expects to report a loss of $(0.03) to $(0.06) per share for the third quarter of 2007.

Our current initiatives and opportunities include:

•	Opening thirteen new stores, relocating one store and closing two stores during the third quarter of 2007.

•	Launching our new advertising campaign in September 2007 to reinforce our value proposition with current customers and attract new customers into our stores.

•	Continuing to position our inventories into a conservative but flexible level in anticipation of continued restrained apparel demand, keeping average store inventories below last year levels.

•	Introducing specific marketing initiatives to boost Florida sales.

•	Continuing to review SG&A expenses for savings across both stores and corporate operations during the second half of 2007.

•	Testing strategic changes in the Home area to entice customers.

On August 27, 2007 the Company’s Board of Directors appointed Linda McFarland Farthing as President and Chief Executive Officer of the Company. Ms. Farthing replaces Michael D. Fisher, who resigned from the Company and its Board of Directors on August 27, 2007. Ms. Farthing will assume her new duties on or about September 24, 2007. Ms. Farthing, age 60, has been a member of the Stein Mart Board of Directors since 1999 and chair of the Company’s audit committee since 2003. Until Ms. Farthing takes office, Jay Stein, currently the Chairman of the Board, and John H. Williams, Jr., currently the Vice-Chairman of the Board, will occupy the office of the President and Chief Executive Officer.

On August 27, 2007, Ms. Farthing was granted an option to purchase 200,000 shares of the Company’s common stock, at an exercise price of $8.56, under the Company’s 2001 Omnibus Plan. The options, valued at $528,000, vest immediately and may not be exercised after the earlier of (1) seven years from August 27, 2007, or (2) 90 days following Ms. Farthing’s ceasing to be either an executive officer or a member of the Board of Directors of the Company. Shares acquired on exercise of the options may not be sold until the earlier of (1) August 27, 2008, or (2) a change of control of the Company.

The Board of Directors is currently considering the terms of an employment agreement for Ms. Farthing and a separation agreement for Mr. Fisher. The Company expects to finalize these agreements by the end of September 2007.

Stores

There were 270 stores open as of August 4, 2007 and 261 stores open at July 29, 2006. We plan to open a total of 15 new stores and close two stores in 2007.

	13 Weeks Ended August 4, 2007	13 Weeks Ended July 29, 2006	26 Weeks Ended August 4, 2007	26 Weeks Ended July 29, 2006
Stores at beginning of period	270	263	268	262
Stores opened during the period	—	—	2	3
Stores closed during the period	—	(2)	—	(4)

Stores at the end of period	270	261	270	261

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Income expressed as a percentage of the Company’s net sales (numbers may not add due to rounding):

	13 Weeks Ended August 4, 2007	13 Weeks Ended July 29, 2006	26 Weeks Ended August 4, 2007	26 Weeks Ended July 29, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	73.9	72.0	73.0	72.7

Gross profit	26.1	28.0	27.0	27.3
Selling, general and administrative expenses	26.5	25.2	26.2	25.0
Other income, net	1.6	1.0	1.5	1.1

Income from operations	1.1	3.8	2.4	3.4
Interest income (expense), net	—	0.1	—	0.2

Income before income taxes	1.1	3.8	2.4	3.6
Provision for income taxes	0.5	1.4	0.9	1.3

Net income	0.7%	2.5%	1.5%	2.3%

For the 13 weeks ended August 4, 2007 compared to the 13 weeks ended July 29, 2006

The $5.6 million or 1.7% total net sales decrease for the 13 weeks ended August 4, 2007 compared to the 13 weeks ended July 29, 2006 reflects a $13.0 million decrease in comparable store sales and a $3.3 million decrease in net sales due to the closing of six stores in 2006, offset by an increase in net sales of $10.7 million due to the inclusion of sales for the 12 stores opened in 2006 and the opening of two new stores in 2007. The $9.6 million decrease in total sales as a result of the one-week shift in fiscal reporting periods is included in the aforementioned changes. Comparable stores sales for the 13 weeks ended August 4, 2007 decreased 1.2% compared to the 13 weeks ended August 5, 2006.

Gross profit for the 13 weeks ended August 4, 2007 was $86.2 million or 26.1 percent of net sales, a 1.9 percentage point decrease from gross profit of $94.0 million or 28.0 percent of net sales for the 13 weeks ended July 29, 2006. The $7.8 million decrease in gross profit reflects an $8.5 million decrease in the comparable store group and a $1.5 million decrease due to the closing of six stores in 2006, partially offset by a $2.2 million increase due to the inclusion of operating results for the 12 stores opened in 2006 and the opening of two new stores in 2007. Gross profit as a percent of sales decreased during the second quarter of 2007 due to a 2.1 percentage point increase in markdowns and a 0.3 percentage point increase in occupancy and share-based compensation costs, partially offset by a 0.5 percentage point increase in markup. Additional markdowns were taken this quarter to clear merchandise as a result of lower than planned sales.

SG&A expenses were $87.7 million or 26.5 percent of net sales for the 13 weeks ended August 4, 2007 as compared to $84.8 million or 25.2 percent of net sales for the same 2006 quarter. The SG&A rate was higher due to a lack of leverage on lower sales during the second quarter of 2007 and increased $2.9 million due to a $1.9 million increase in store operating expenses for the non-comparable store group, a $1.3 million increase in advertising expense, a $0.6 million increase in corporate overhead expenses, a $0.6 million increase in depreciation expense and increased share-based compensation costs. Store operating expenses were reduced by $1.3 million from the 12 stores that closed in 2006 and $0.6 million in the comparable store group due to cost saving initiatives. The non-comparable store group had higher operating expenses this quarter due to the inclusion of operating results for the 12 stores opened in 2006 and the two stores opened in 2007. Advertising expense was higher this quarter due to increased spending to boost sales and costs associated with our new advertising agency.

Share-based compensation expense from stock options, restricted stock and performance awards was $2.4 million for the second quarter of 2007, an increase of $1.1 million over the second quarter of 2006. This increase, which is primarily related to the expensing of performance awards issued during the third quarter of 2006, is included in cost of merchandise sold at $0.7 million and in SG&A expenses at $0.4 million.

Other income, net was $5.3 million or 1.6 percent of net sales for the 13 weeks ended August 4, 2007 compared to $3.4 million or 1.0 percent of net sales for the same 2006 quarter. The $1.9 million increase in other income is due to income from our Co-Brand Credit Card Program launched in October 2006.

For the 26 weeks ended August 4, 2007 compared to the 26 weeks ended July 29, 2006

The $5.7 million or 0.8% total net sales increase for the 26 weeks ended August 4, 2007 compared to the 26 weeks ended July 29, 2006 reflects an increase in net sales of $24.2 million due to the inclusion of sales for the 12 stores opened in fiscal 2006 and the opening of two new stores in 2007, offset by an $8.2 million decrease in net sales due to the closing of six stores in 2006 and a $10.3 million decrease in comparable store sales. The $0.6 million increase in total sales as a result of the one-week shift in fiscal reporting periods is included in the aforementioned changes. Comparable stores sales for the 26 weeks ended August 4, 2007 decreased 1.6% compared to the 26 weeks ended August 5, 2006.

Gross profit for the 26 weeks ended August 4, 2007 was $191.1 million or 27.0 percent of net sales, a 0.3 percentage point decrease from gross profit of $191.6 million or 27.3 percent of net sales for the 26 weeks ended July 29, 2006. The $0.5 million decrease in gross profit reflects a $4.4 million decrease in the comparable store group and a $0.6 million decrease due to the closing of six stores in 2006, offset by a $4.5 million increase due to the inclusion of operating results of the 12 stores opened in 2006 and the opening of two new stores in 2007. Gross profit as a percent of sales decreased during the first half of 2007 primarily due to a 0.6 percentage point increase in markdowns and a 0.4 percentage point increase in occupancy and share-based compensation costs, offset by a 0.7 percentage point increase in markup. Additional markdowns were taken during the second quarter of 2007 to clear merchandise as a result of lower than planned sales.

SG&A expenses were $185.1 million or 26.2 percent of net sales for the 26 weeks ended August 4, 2007 as compared to $175.3 million or 25.0 percent of net sales for the same 2006 period. The SG&A rate was higher due to a lack of leverage on lower than planned sales during the first half of 2007 and increased $9.8 million primarily due to a $4.5 million increase in store operating expenses for the non-comparable store group, a $0.2 million increase in comparable store operating expenses, a $3.6 million increase in advertising expense, a $1.6 million increase in depreciation expense, a $1.6 million increase in corporate overhead expenses and increased share-based compensation costs. Store operating expenses were reduced by $2.6 million from the 12 stores that closed in 2006. The non-comparable store group had higher operating expenses this period due to the inclusion of operating results for the 12 stores opened in 2006 and the two stores opened in 2007. Corporate overhead increased primarily due to increases in compensation and technology expenses. Advertising expense was higher for the period due to increased spending to boost sales and costs associated with our new advertising agency.

Share-based compensation expense from stock options, restricted stock and performance awards was $4.7 million for the first half of 2007, an increase of $2.5 million over the first half of 2006. This increase, which is primarily related to the expensing of performance awards issued during the third quarter of 2006, is included in cost of merchandise sold at $1.6 million and SG&A expenses at $0.9 million.

Other income, net was $10.6 million or 1.5 percent of net sales for the 26 weeks ended August 4, 2007 compared to $7.6 million or 1.1 percent of net sales for the same 2006 period. The $3.0 million increase in other income is due to income from our Co-Brand Credit Card Program launched in October 2006.

Liquidity and Capital Resources

The Company’s primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company’s working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of August 4, 2007, the Company had $16.9 million in cash and cash equivalents.

Net cash provided by operating activities was $4.0 million for the first half of 2007 and $1.4 million for the first half of 2006. The $2.6 million increase in cash provided by operating activities is due to a $19.3 million increase in cash provided by reducing inventories, a $6.3 million decrease in cash provided by net income plus non-cash charges, a $17.4 decrease in cash to reduce accounts payable and a $7.0 million net increase in cash provided by other working capital accounts. Inventories decreased $18.5 million from February 3, 2007 because end of year inventories were unseasonably high due to a sales shortfall during the 2006 holiday selling season. Accounts payable decreased $21.0 million during the first half of 2007 primarily due to lower inventory receipts and the timing of payments and receipts associated with the 53rd week of fiscal 2006.

Net cash used in investing activities was $1.8 million for the first half of 2007 compared to $71.9 million provided by investing activities for the first half of 2006. More cash was provided by investing activities during the first half of 2006 primarily due to the net liquidation of short-term investments in order to pay a special cash dividend. Capital expenditures were higher in the first half of 2006 compared to the first half of 2007 due to remodeling costs for existing stores and the roll-out of new point-of-sale equipment in 2006. The Company expects to invest approximately $28-$30 million in capital expenditures in 2007 to open new stores and continue investment in systems and store upgrades for increased productivity and enhanced customer service.

Net cash used in financing activities was $2.9 million during first half of 2007 and $71.9 million during the first half of 2006. Cash used in investing activities decreased primarily due to a $65.4 million decrease in dividends paid. In 2006 two regular quarterly cash dividends of $0.0625 per share and a special cash dividend of $1.50 per share were paid compared to 2007 when only the two regular quarterly cash dividends were paid. The change in net cash used in financing activities also includes a $14.3 million increase in net borrowings and a $12.6 million increase in cash used to repurchase common stock.

During the period from August 5, 2007 to September 10, 2007 the Company repurchased an additional 1,137,354 shares of its common stock in the open market at a total cost of $10.0 million, resulting in a balance of 907,984 shares which can be repurchased pursuant to the Board of Directors’ current authorizations. In August 2007, the Company declared a quarterly cash dividend of $0.0625 per share which will be paid on September 21, 2007 to shareholders of record at close of business on September 7, 2007.

The Company has a $100 million senior revolving secured credit agreement with a group of lenders, with an initial term ending January 2011. At August 4, 2007, there were $14.3 million in direct borrowings and no Event of Default existed under the terms of the Agreement.

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

Critical Accounting Policies and Estimates

For a complete summary of the Company’s critical accounting policies and estimates, refer to Item 7 included in the Stein Mart, Inc. annual report on Form 10-K for the year ended February 3, 2007. The following policy disclosure has been expanded from that included in the Form 10-K.

Vendor Allowances. The Company receives allowances from some of its vendors primarily related to markdown reimbursement, damaged/defective merchandise and vendor compliance issues. Vendor allowances are recorded when earned. Allowances received from vendors related to profitability of inventory recently sold are reflected as reductions to cost of merchandise sold in the later of the period that the merchandise markdown is incurred or the allowance is negotiated. Allowances received from vendors related to damaged/defective inventory are reflected as reductions to the cost of merchandise as it is received and to cost of merchandise sold as the merchandise is sold. Allowances received due to compliance issues (primarily violations of shipping and merchandise preparation requirements) are reflected as a reduction of the cost of the merchandise when negotiated.

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

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended February 3, 2007, filed with the Securities and Exchange Commission on April 18, 2007. There were no material changes to our market risk during the 26 weeks ended August 4, 2007.

Item 4.	Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 4, 2007 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended August 4, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
May 6, 2007 – June 2, 2007	627,272	$13.41	627,272	2,418,066
June 3, 2007 – July 7, 2007	372,728	$12.96	372,728	2,045,338
July 8, 2007 – August 4, 2007	—	—	—	2,045,338

Total	1,000,000	$13.24	1,000,000	2,045,338

(1)	The Company’s Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by two Board authorizations dated March 5, 2001 and April 17, 2007, each to repurchase 2.5 million shares of common stock. These authorizations do not have an expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Stein Mart, Inc. was held on June 12, 2007. At the meeting, the stockholders elected all of the Company’s directors to serve for one-year terms. The vote for each nominee for director was as follows:

Name of Director	Votes For	Votes Withheld
Alvin R. Carpenter	36,428,960	4,909,343
Linda McFarland Farthing	35,784,441	5,553,862
Michael D. Fisher	36,165,653	5,172,650
Mitchell W. Legler	33,731,967	7,606,336
Richard L. Sisisky	36,377,632	4,960,671
Jay Stein	34,434,838	6,903,465
Martin E. Stein, Jr.	37,478,736	3,859,567
J. Wayne Weaver	39,986,908	1,351,395
John H. Williams, Jr.	34,439,502	6,898,801

Shareholders also voted to approve an increase in the number of shares eligible for issuance under the Stein Mart 2001 Omnibus Plan by 3,000,000 shares. Voting results were:

For	22,919,051
Against	15,469,711
Abstain	20,712

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC

Date: September 12, 2007	By:	/s/ Jay Stein
Jay Stein
Co-President and Chief Executive Officer

/s/ James G. Delfs
James G. Delfs
Senior Vice President, Finance and Chief Financial Officer