Form 10-Q
period 2007-11-03
STEIN MART INC
filed 2007-12-12
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

or

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

Large accelerated filer [  ]                                 Accelerated filer [X]                                 Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X].

The number of shares outstanding of the Registrant’s common stock as of November 30, 2007 was 41,656,548.

STEIN MART, INC.

Stein Mart, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share data)

	November 3, 2007	February 3, 2007	October 28, 2006
ASSETS

Current assets:

Cash and cash equivalents	$ 20,481	$ 17,560	$ 14,928

Short-term investments	-	10,835	-

Trade and other receivables	14,669	10,164	11,546

Inventories	344,817	290,943	349,024

Prepaid income taxes	13,252	-	2,609

Prepaid expenses and other current assets	16,260	14,531	14,764

Total current assets	409,479	344,033	392,871

Property and equipment, net	115,074	113,254	110,187

Other assets	30,783	23,064	19,018

Total assets	$555,336	$480,351	$522,076

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$125,085	$ 83,243	$133,387

Accrued liabilities	80,139	78,522	76,367

Income taxes payable	-	7,483	-

Total current liabilities	205,224	169,248	209,754

Notes payable to banks	54,966	-	26,494

Other liabilities	23,594	22,931	18,856

Total liabilities	283,784	192,179	255,104

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:

Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding

Common stock - $.01 par value; 100,000,000 shares authorized; 41,709,780, 43,736,720 and 43,548,314 shares issued and outstanding, respectively	417	437	435

Additional paid-in capital	5,612	21,803	18,961

Retained earnings	265,523	265,932	247,576

Total stockholders’ equity	271,552	288,172	266,972

Total liabilities and stockholders’ equity	$555,336	$480,351	$522,076

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended November 3, 2007	13 Weeks Ended October 28, 2006	39 Weeks Ended November 3, 2007	39 Weeks Ended October 28, 2006

Net sales	$333,343	$339,171	$1,040,201	$1,040,306

Cost of merchandise sold	247,131	249,909	762,881	759,452

Gross profit	86,212	89,262	277,320	280,854

Selling, general and administrative expenses	97,224	92,634	282,347	267,960

Other income, net	5,736	3,777	16,370	11,371

Income (loss) from operations	(5,276)	405	11,343	24,265

Interest (expense) income, net	(445)	(28)	(361)	1,096

Income (loss) before income taxes	(5,721)	377	10,982	25,361

Income tax benefit (provision)	3,032	(140)	(3,364)	(9,253)

Net income (loss)	$ (2,689)	$ 237	$ 7,618	$ 16,108

Net income (loss) per share:

Basic	$(0.06)	$0.01	$0.18	$0.37

Diluted	$(0.06)	$0.01	$0.18	$0.37

Weighted-average shares outstanding:

Basic	41,548	43,162	42,445	43,212

Diluted	41,548	43,662	42,943	43,907

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	39 Weeks Ended November 3, 2007	39 Weeks Ended October 28, 2006
Cash flows from operating activities:

Net income	$ 7,618	$ 16,108

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	19,190	18,881

Impairment of property and other assets	108	-

Store closing charges	396	1,243

Deferred income taxes	(943)	(2,821)

Share-based compensation	6,496	3,657

Tax benefit from equity issuances	287	502

Excess tax benefits from share-based compensation	(258)	(296)

Changes in assets and liabilities:

Trade and other receivables	(4,505)	(425)

Inventories	(53,874)	(83,236)

Prepaid income taxes	(13,252)	(2,609)

Prepaid expenses and other current assets	(1,729)	(1,092)

Other assets	(2,560)	(3,317)

Accounts payable	41,842	44,979

Accrued liabilities	800	(4,230)

Income taxes payable	(13,091)	(9,892)

Other liabilities	1,273	1,651

Net cash used in operating activities	(12,202)	(20,897)

Cash flows from investing activities:

Capital expenditures	(20,071)	(39,067)

Purchases of short-term investments	(36,580)	(586,225)

Sales of short-term investments	47,415	691,160

Net cash (used in) provided by investing activities	(9,236)	65,868

Cash flows from financing activities:

Borrowings under notes payable to banks	236,054	65,669

Repayments of notes payable to banks	(181,088)	(39,175)

Cash dividends paid	(8,073)	(73,572)

Excess tax benefits from share-based compensation	258	296

Proceeds from exercise of stock options	3,521	2,046

Proceeds from employee stock purchase plan	586	581

Repurchase of common stock	(26,899)	(6,088)

Net cash provided by (used in) financing activities	24,359	(50,243)

Net increase (decrease) in cash and cash equivalents	2,921	(5,272)

Cash and cash equivalents at beginning of year	17,560	20,200

Cash and cash equivalents at end of period	$ 20,481	$ 14,928

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 3, 2007

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance provided in previous accounting pronouncements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on an annual or more frequently recurring basis. In November 2007, the FASB proposed a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Management does not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.

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

As of February 4, 2007, the total amount of unrecognized tax benefits was $7.3 million and the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.8 million. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and accrued penalties as of February 4, 2007 was $1.6 million and $0.2 million, respectively.

The Company and/or its subsidiary files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years ended before 2005 and is no longer subject to state and local tax examinations for fiscal years before 2003. During the third quarter of 2007, the Internal Revenue Service (IRS) completed its examination of the Company’s federal income tax returns for fiscal years 2003 and 2004 and the Company settled with the IRS. The most significant adjustments were related to the Company’s revenue recognition associated with gift and return cards, for tax purposes. Primarily as a result of the IRS settlement, the total amount of gross unrecognized tax benefits decreased from $7.3 million as of February 4, 2007 to $1.3 million as of November 3, 2007 and accrued interest decreased from $1.6 million as of February 4, 2007 to $0.2 million as of November 3, 2007. The $1.3 million gross unrecognized tax benefits include $1.9 million of tax positions that, if recognized, would affect the effective tax rate. The IRS is now in the early stages of examining the Company’s federal income tax return for fiscal year 2005 and this examination is expected to be completed during 2008. It is reasonably possible that an increase in the unrecognized tax benefits may occur as the 2005 temporary differences related to favorable rollforward adjustments from the 2003 and 2004 IRS examination are agreed to; however, quantification of an estimated range cannot be made at this time.

During the third quarter of 2007, the annual effective income tax rate was reduced from 36.6 percent, used for the first half of 2007, to 28.2 percent. The rate decreased due to lower estimated annual taxable income, certain federal and state tax credits, and other state benefits.

3.  Stockholders’ Equity

Stock Repurchase Plan

During the 39 weeks ended November 3, 2007 and October 28, 2006, the Company repurchased 2,438,854 shares and 410,812 shares of its common stock in the open market at a total cost of $26.9 million and $6.1 million, respectively. As of November 3, 2007, there are 807,984 shares which can be repurchased pursuant to the Board of Directors’ current authorizations.

Share-Based Compensation Expense

For the 13 and 39 weeks ended November 3, 2007 and October 28, 2006, share-based compensation expense was recorded as follows:

	13 Weeks Ended November 3, 2007	13 Weeks Ended October 28, 2006	39 Weeks Ended November 3, 2007	39 Weeks Ended October 28, 2006
Cost of merchandise sold	$1,148	$ 926	$4,107	$2,280
Selling, general and administrative expenses	638	543	2,389	1,377
Total share-based compensation expense	$1,786	$1,469	$6,496	$3,657

During the 39 weeks ended November 3, 2007, $0.2 million of dividends paid to employees on restricted stock awards that are not expected to vest was charged to share-based compensation expense in accordance with SFAS No. 123R, Share-Based Payment.

Stock Options

On August 27, 2007 the Company’s Board of Directors appointed Linda McFarland Farthing as President and Chief Executive Officer of the Company. Ms. Farthing was granted an option to purchase 200,000 shares of the Company’s common stock, at an exercise price of $8.56, under the Company’s 2001 Omnibus Plan. The options, valued at $528,000, vested immediately and were recognized as expense during the third quarter of 2007. The options may not be exercised after the earlier of seven years from August 27, 2007 or 90 days following Ms. Farthing’s ceasing to be either an executive officer or a member of the Board of Directors of the Company. Shares acquired on exercise of the options may not be sold until the earlier of August 27, 2008 or a change of control of the Company.

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

A reconciliation of basic weighted-average number of common shares to diluted weighted-average number of common shares is as follows (shares in thousands):

	13 Weeks Ended November 3, 2007	13 Weeks Ended October 28, 2006	39 Weeks Ended November 3, 2007	39 Weeks Ended October 28, 2006
Basic weighted-average number of common shares	41,548	43,162	42,445	43,212
Incremental shares from share-based compensation plans	—	500	498	695
Diluted weighted-average number of common shares	41,548	43,662	42,943	43,907

The effect of common stock equivalents is not included in the diluted net loss per share calculation for the 13 weeks ended November 3, 2007 as their inclusion would be anti-dilutive. Common stock equivalents totaling 300,238 would have been included in the diluted net income per share calculation had the Company reported net income for the 13 weeks ended November 3, 2007. Options to purchase approximately 2.5 million and 1.5 million shares of common stock that were outstanding during the 13 weeks ended November 3, 2007 and October 28, 2006, respectively, were not included in the computation of diluted net income (loss) per share as the exercise prices of these options were greater than the average market price of the common shares. For the 39 weeks ended November 3, 2007 and October 28, 2006, options to purchase 1.8 million and 1.4 million shares of common stock, respectively, were not included in the computation of diluted net income per share for the aforementioned reason.

STEIN MART, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiary.

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to ongoing competition from other retailers, the effectiveness of advertising, marketing and promotional strategies, changes in consumer spending due to current events and/or general economic conditions, unanticipated weather conditions and unseasonable weather, changing preferences in apparel, adequate sources of merchandise at acceptable prices, the availability of suitable new store sites at acceptable lease terms, the Company’s ability to attract and retain qualified employees to support planned growth, the ability to successfully implement strategies to exit or improve under-performing stores and disruption of the Company’s distribution system. Readers are urged to review and consider the matters discussed in “Item 1A. Risk Factors” of our Form 10-K for 2006.

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

Executive Overview

Stein Mart is a retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season, moderate to better fashion apparel for women and men, as well as accessories, gifts, linens and shoes all offered at prices competitive with off-price retail chains. Our target customers are fashion-conscious, value-seeking 35-60 year old women with above average annual household incomes. As of November 3, 2007, we operated 276 stores in 30 states and the District of Columbia.

Fiscal years 2007 and 2006 include 52 weeks and 53 weeks, respectively. The 53rd week in fiscal 2006 created a timing shift in the 4-5-4 calendar for fiscal 2007, resulting in a one-week difference between Stein Mart’s fiscal reporting and comparable store sales reporting periods. This timing shift positively affected total net sales by approximately $6.7 million for the third quarter of 2007 and positively affected total net sales by approximately $7.3 million for the first 39 weeks of 2007. The timing shift and last year’s 53rd week will have a negative impact of approximately $29.0 million on total net sales for the fourth quarter of 2007 in comparison to total net sales for the fourth quarter of 2006.

Net sales decreased 1.7% for the 13 weeks ended November 3, 2007 compared to the 13 weeks ended October 28, 2006 and net sales were flat for the 39 weeks ended November 3, 2007 compared to the 39 weeks ended October 28, 2006. Comparable store sales decreased 6.3% and 3.1%, respectively, for the 13 weeks and 39 weeks ended November 3, 2007 compared to the same periods ended November 4, 2006. We were unable to drive sales this quarter and, as the retail environment deteriorated, we made mid-course corrections in marketing, promotion and store environment to try to improve sales; unfortunately, our efforts were not sufficient.

Gross profit decreased to $86.2 million or 25.9 percent of sales for the 13 weeks ended November 3, 2007 from $89.3 million or 26.3 percent of sales for the 13 weeks ended October 28, 2006. Similarly, gross profit for the 39 weeks ended November 3, 2007 decreased to $277.3 million or 26.7 percent of sales from $280.9 million or 27.0 percent of sales for the 39 weeks ended October 28, 2006. In both periods, the gross profit rates decreased primarily due to a lack of sales leverage on increased occupancy and share-based buying costs. Selling, general and administrative (“SG&A”) expenses were higher in total dollars and as a percentage of sales for both the 13 weeks and 39 weeks ended November 3, 2007 due to increases in advertising, depreciation, share-based compensation expenses and costs associated with the transition of the President/Chief Executive Officer and a lack of sales leverage. These factors contributed to a $0.07 and $0.19 decrease, respectively, in diluted earnings per share for the 13 weeks and 39 weeks ended November 3, 2007 compared to the same periods last year.

The current environment is difficult for retailers in general, and particularly for companies like ours that cater to the “missy” customer. Our target customer has simply not been tempted to shop for apparel, either because the current fashion does not excite her, she is worried about the economy, or both. At the same time, our larger competitors have gone to extraordinary lengths to attract customers, including steep discounts off regular price merchandise which makes competing even more difficult for an everyday low price retailer like Stein Mart. We also continue to have problems with our Home business that has continued to track well below the Company trend. Improving the productivity of this area is a priority, but in a soft housing market, this will be challenging.

Based on current unfavorable selling trends, management expects a comparable stores sales decrease of approximately ten percent for the fourth quarter of 2007. Given this lowered sales outlook, escalating competitive pressure, and the prospect of extremely aggressive markdowns to move merchandise on lower than planned sales, the Company anticipates a loss of approximately $(0.15) per diluted share for the fourth quarter ending February 2, 2008.

Key action steps to improve our performance include:

•      Pulling back on our new store opening plans to dedicate our efforts to returning our core business to profitability

•      Re-evaluating our merchandise mix and the productivity of each category

•      Continuing to ensure we present a strong value message in our store and media

•      Evaluating the productivity of each square foot of selling space

•      Focusing capital spending to those areas that provide the most immediate and greatest returns

•      Cutting costs commensurate with the trend of business

Stores

There were 276 stores open as of November 3, 2007 and 265 stores open at October 28, 2006. We completed our 2007 store-opening program with four stores opened in November 2007, resulting in 280 stores.

	13 Weeks Ended November 3, 2007	13 Weeks Ended October 28, 2006	39 Weeks Ended November 3, 2007	39 Weeks Ended October 28, 2006
Stores at beginning of period	270	261	268	262
Stores opened during the period	8	6	10	9
Stores closed during the period	(2)	(2)	(2)	(6)
Stores at the end of period	276	265	276	265

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Operations expressed as a percentage of the Company’s net sales (numbers may not add due to rounding):

	13 Weeks Ended November 3, 2007	13 Weeks Ended October 28, 2006	39 Weeks Ended November 3, 2007	39 Weeks Ended October 28, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	74.1	73.7	73.3	73.0
Gross profit	25.9	26.3	26.7	27.0
Selling, general and administrative expenses	29.2	27.3	27.1	25.8
Other income, net	1.7	1.1	1.6	1.1
Income (loss) from operations	(1.6)	0.1	1.1	2.3
Interest (expense) income, net	(0.1)	-	-	0.1
Income (loss) before income taxes	(1.7)	0.1	1.1	2.4
Income tax benefit (provision)	0.9	-	(0.3)	(0.9)
Net income (loss)	(0.8)%	0.1%	0.7%	1.5%

For the 13 weeks ended November 3, 2007 compared to the 13 weeks ended October 28, 2006

The $5.8 million or 1.7% total net sales decrease for the 13 weeks ended November 3, 2007 compared to the 13 weeks ended October 28, 2006 reflects a $15.1 million decrease in comparable store sales and a $1.8 million decrease in net sales due to the closing of six stores in 2006 and two stores in 2007, offset by an increase in net sales of $11.1 million due to the inclusion of sales for the 12 stores opened in 2006 and the opening of 10 new stores in 2007. The $6.7 million increase in total sales as a result of the one-week shift in fiscal reporting periods is included in the aforementioned changes. Comparable stores sales for the 13 weeks ended November 3, 2007 decreased 6.3% compared to the 13 weeks ended November 4, 2006.

Gross profit for the 13 weeks ended November 3, 2007 was $86.2 million or 25.9 percent of net sales, a 0.4 percentage point decrease from gross profit of $89.3 million or 26.3 percent of net sales for the 13 weeks ended October 28, 2006. The $3.1 million decrease in gross profit reflects a $4.8 million decrease in the comparable store group and a $0.5 million decrease due to the closing of six stores in 2006 and two stores in 2007, partially offset by a $2.2 million increase due to the inclusion of operating results for the 12 stores opened in 2006 and the opening of 10 new stores in 2007. Gross profit as a percent of sales decreased during the third quarter of 2007 primarily due to a 0.4 percentage point increase in occupancy and share-based compensation costs. Merchandise margin was flat due to a 0.5 percentage point increase in markup offset by a 0.5 percentage point increase in markdowns.

SG&A expenses were $97.2 million or 29.2 percent of net sales for the 13 weeks ended November 3, 2007 as compared to $92.6 million or 27.3 percent of net sales for the same 2006 quarter. The SG&A rate was higher due to a lack of leverage on lower sales during the third quarter of 2007 and expenses increased $4.6 million due to a $2.5 million increase in store operating expenses for the non-comparable store group, a $3.6 million increase in advertising expense, a $1.3 million increase in corporate overhead expenses, a $0.4 million increase in depreciation expense and increased share-based compensation costs. Store operating expenses were reduced by $3.3 million in the comparable store group due to cost saving initiatives. The non-comparable store group had higher operating expenses this quarter due to the inclusion of operating results for the 12 stores opened in 2006 and the 10 stores opened in 2007. Advertising expense was higher this quarter primarily due to increased spending, including additional television advertising, and other costs associated with our new advertising agency. Corporate overhead expenses were higher this quarter primarily due to recognizing $1.8 million of separation costs for the August 2007 resignation of the former President/Chief Executive Officer.

Share-based compensation expense from stock options, restricted stock and performance awards was $1.8 million for the third quarter of 2007 and $1.5 million for the third quarter of 2006. The $1.8 million is net of a $0.5 million reversal of previously accrued performance grants, as results no longer support such awards, and includes $0.5 million for stock options issued to the new President/Chief Executive Officer. The increase of $0.3 million is included in cost of merchandise sold at $0.2 million and in SG&A expenses at $0.1 million.

Other income, net was $5.7 million or 1.7 percent of net sales for the 13 weeks ended November 3, 2007 compared to $3.8 million or 1.1 percent of net sales for the same 2006 quarter. The $1.9 million increase is due to income from our Co-Brand Credit Card Program launched in October 2006.

The income tax benefit for the 13 weeks ended November 3, 2007 reflects a favorable adjustment resulting from a reduction in the projected annual effective tax rate from 36.6 percent, used for the first half of 2007, to 28.2 percent. The rate decreased due to lower estimated annual taxable income, certain federal and state tax credits, and other state tax benefits.

For the 39 weeks ended November 3, 2007 compared to the 39 weeks ended October 28, 2006

Net sales were flat for the 39 weeks ended November 3, 2007 compared to the 39 weeks ended October 28, 2006 and reflects an increase of $34.8 million due to the inclusion of sales for the 12 stores opened in fiscal 2006 and the opening of 10 new stores in 2007, offset by a $25.4 million decrease in comparable store sales and a $9.5 million decrease in net sales due to the closing of six stores in 2006 and two stores in 2007. The $7.3 million increase in total net sales as a result of the one-week shift in fiscal reporting periods is included in the aforementioned changes. Comparable stores sales for the 39 weeks ended November 3, 2007 decreased 3.1% compared to the 39 weeks ended November 4, 2006.

Gross profit for the 39 weeks ended November 3, 2007 was $277.3 million or 26.7 percent of net sales, a 0.3 percentage point decrease from gross profit of $280.9 million or 27.0 percent of net sales for the 39 weeks ended October 28, 2006. The $3.6 million decrease in gross profit reflects a $9.1 million decrease in the comparable store group and a $1.7 million decrease due to the closing of six stores in 2006 and two stores in 2007, offset by a $7.2 million increase due to the inclusion of operating results of the 12 stores opened in 2006 and the opening of 10 new stores in 2007. Gross profit as a percent of sales decreased during the first 39 weeks of 2007 primarily due to a 0.3 percentage point increase in occupancy and share-based compensation costs. Merchandise margin was flat due to a 0.6 percentage point increase in markup offset by a 0.6 percentage point increase in markdowns.

SG&A expenses were $282.3 million or 27.1 percent of net sales for the 39 weeks ended November 3, 2007 as compared to $268.0 million or 25.8 percent of net sales for the same 2006 period. The SG&A rate was higher due to a lack of leverage on flat sales during the first 39 weeks of 2007 and expenses increased $14.3 million primarily due to a $7.2 million increase in store operating expenses for the non-comparable store group, a $7.1 million increase in advertising expense, a $2.1 million increase in depreciation expense, a $2.8 million increase in corporate overhead expenses and increased share-based compensation costs. Store operating expenses were reduced by $3.1 million in the comparable store group due to cost saving initiatives and $2.8 million for the six stores that closed in 2006 and two stores that closed in 2007. The non-comparable store group had higher operating expenses this period due to the inclusion of operating results for the 12 stores opened in 2006 and the 10 stores opened in 2007. Advertising expense was higher for the period due to increased spending, including additional television advertising, and other costs associated with our new advertising agency. Corporate overhead expenses were higher this period primarily due to recognizing $1.8 million of separation costs for the August 2007 resignation of the former President/Chief Executive Officer and increases in technology expenses.

Share-based compensation expense from stock options, restricted stock and performance awards was $6.5 million for the first 39 weeks of 2007 and $3.7 million for the first 39 weeks of 2006. The $6.5 million is net of a $0.5 million reversal of previously accrued performance grants, as operating results no longer support such awards, and includes $0.5 million for stock options issued to the new President/Chief Executive Officer. The $2.8 million increase primarily relates to the expensing of performance awards issued during the third quarter of 2006 and is included in cost of merchandise sold at $1.8 million and SG&A expenses at $1.0 million.

Other income, net was $16.4 million or 1.6 percent of net sales for the 39 weeks ended November 3, 2007 compared to $11.4 million or 1.1 percent of net sales for the same 2006 period. The $5.0 million increase is due to income from our Co-Brand Credit Card Program launched in October 2006.

The income tax provision for the 39 weeks ended November 3, 2007 reflects a favorable adjustment resulting from a reduction in the projected annual effective tax rate from 36.6 percent, used for the first half of 2007, to 28.2 percent. The rate decreased due to lower estimated annual taxable income, certain federal and state tax credits, and other state tax benefits.

Liquidity and Capital Resources

The Company’s primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company’s working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of November 3, 2007, the Company had $20.5 million in cash and cash equivalents.

Net cash used in operating activities was $12.2 million and $20.9 million for the first 39 weeks of 2007 and 2006, respectively. Less cash was used in operating activities this year due to a $29.3 million decrease in cash used to acquire inventories offset by a $10.6 million increase in cash used for prepaid income taxes, a $4.4 million decrease in cash provided by net income plus non-cash charges, a $3.1 million decrease in cash used to reduce accounts payable and a $2.5 million net decrease in cash used for other working capital accounts. Less inventory was purchased this year due to the current and projected decreasing sales trend and because inventory levels were unseasonably high at February 3, 2007 due to a sales shortfall during the 2006 holiday selling season.

Net cash used in investing activities was $9.2 million for the first 39 weeks of 2007 compared to $65.9 million provided by investing activities for the first 39 weeks of 2006. More cash was provided by investing activities during the first 39 weeks of 2006 primarily due to the net liquidation of short-term investments in order to pay a special cash dividend. Capital expenditures were higher in the first 39 weeks of 2006 compared to the first 39 weeks of 2007 due to remodeling costs for existing stores and the roll-out of new point-of-sale equipment in 2006. The Company expects to invest approximately $23-$25 million in capital expenditures in 2007 to open new stores and continue investment in systems and store upgrades for increased productivity and enhanced customer service.

Net cash provided by financing activities was $24.4 million during first 39 weeks of 2007 compared to $50.2 million used in financing activities during the first 39 weeks of 2006. More cash was used in financing activities last year primarily due to $65.5 million more dividends paid. In 2006 three regular quarterly cash dividends of $0.0625 per share and a special cash dividend of $1.50 per share were paid compared to 2007 when only the three regular quarterly cash dividends were paid. The change in net cash used in financing activities also includes a $28.5 million increase in net borrowings and a $20.8 million increase in cash used to repurchase common stock. During the 39 weeks ended November 3, 2007 and October 28, 2006, the Company repurchased 2,438,854 shares and 410,812 shares of its common stock in the open market at a total cost of $26.9 million and $6.1 million, respectively. In November 2007, the Company declared a quarterly cash dividend of $0.0625 per share which will be paid on December 21, 2007 to shareholders of record at close of business on December 7, 2007.

The Company has a $100 million senior revolving secured credit agreement with a group of lenders, with an initial term ending January 2011. At November 3, 2007, there were $55.0 million in direct borrowings and no event of default existed under the terms of the Agreement.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance provided in previous accounting pronouncements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on an annual or more frequently recurring basis. In November 2007, the FASB proposed a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Management does not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended February 3, 2007, filed with the Securities and Exchange Commission on April 18, 2007. There were no material changes to our market risk during the 39 weeks ended November 3, 2007.

Item 4. Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 3, 2007 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended November 3, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
August 5, 2007 – September 1, 2007	406,212	$8.61	406,212	1,639,126
September 2, 2007 – October 6, 2007	731,142	$8.83	731,142	907,984
October 7, 2007 – November 3, 2007	100,000	$7.47	100,000	807,984
Total	1,237,354	$8.65	1,237,354	807,984

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

STEIN MART, INC.

Date: December 12, 2007	By:	/s/ Linda McFarland Farthing
Linda McFarland Farthing
President and Chief Executive Officer

/s/ James G. Delfs
James G. Delfs
Senior Vice President, Finance and Chief Financial Officer