Form 10-K
period 2008-02-02
STEIN MART INC
filed 2008-04-17
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-20052

STEIN MART, INC.

(Exact name of registrant as specified in its charter)

Florida	64-0466198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1200 Riverplace Blvd., Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (904) 346-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock $.01 par value	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 4, 2007 was $273,713,842. For purposes of this response, executive officers and directors are deemed to be affiliates of the registrant and the holdings by non-affiliates was computed as 27,154,151 shares. At April 4, 2008, the Registrant had issued and outstanding an aggregate of 42,081,553 shares of its common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference in Parts III-IV.

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

OVERVIEW

Headquartered in Jacksonville, Florida, Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season, moderate to better fashion apparel for women and men, as well as accessories, gifts, linens and shoes, all offered at prices competitive with off-price retail chains. Begun in the early 1900’s as a single store in Greenville, Mississippi, the Company operated 280 stores in 30 states and the District of Columbia as of February 2, 2008.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc., a Florida corporation, and its wholly-owned subsidiaries.

KEY STRENGTHS

Our mission is to provide current season, first-quality fashion apparel, accessories and gifts at prices comparable to off-price retailers in a convenient, attractive, easy-to-shop location. We believe our success and future growth will depend on the consistent execution of the following key strengths:

•	Expertise in creating a desirable, current season assortment of name-brand, exclusive and proprietary fashion apparel, accessories, gift and home merchandise

•	Access to and strong partnerships with a wide range of manufacturers who work with the Company’s merchants in a variety of planned programs and opportunistic purchases

•	Capability to offer everyday low prices on fashion merchandise through buying methodologies and low-price cost structure

•	Ability to attract desirable upscale customers with on-trend, higher-price point merchandise, specialty store presentation and service in our Boutique, a store-within-a-store department

•	Emphasis on an attractive store appearance, appealing merchandise presentation and on-demand customer service, similar to a department or specialty store

•	Convenience-based location strategy in neighborhood shopping centers within close proximity to upscale, residential neighborhoods

•	Leverage of our broadly recognized brand

•	Continuation of a strong balance sheet and ample borrowing capabilities for seasonal needs

TARGET CUSTOMER

Our target customer is a 35-60 year old woman, sometimes called a “missy customer,” who is both fashion-conscious and value-seeking. Proprietary research has shown she is most likely to have a higher than average household income, at least some college education, and if she is employed, she typically has a professional or paraprofessional occupation.

COMPETITION

As a hybrid between a traditional better department/specialty store and a conventional off-price business, we compete with many different retail formats, although we believe our main competition comes from department and specialty stores, rather than conventional off-price retailers.

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

MERCHANDISING, PURCHASING AND PRICING

Our fashion assortment is driven primarily by our own merchandising plan, which is intended to anticipate and identify seasonal fashion, silhouette and color trends, and how each should be represented on the selling floor in order to serve our target customer. Name brand merchandise is complemented by a select program of private label and proprietary/exclusive merchandise that enhances the presentation of current fashion trends. In 2007 approximately 16 percent of sales were from private label or proprietary/exclusive merchandise. The majority of merchandise is consistent from store to store, with exceptions based on individual store selling characteristics, seasonal delivery fluctuations and/or regional preferences.

Our merchants purchase products from approximately 1,500 vendors. In 2007, approximately six percent of our purchases were from two vendors and less than two percent of total purchases were from any other single vendor. We buy products at the same time and from many of the same manufacturers as traditional department/specialty stores, and we collaborate with vendors to create an assortment that better reflects the fashion tastes, colors and patterns desired by our target customer. This strategy enables us to offer current-season, fashionable merchandise on a more timely basis than some of our off-price competitors, who concentrate on more opportunistic buying approaches, including the use of close outs, packaways and overstocks to source their merchandise. Additionally, we generally do not require the same level of typical vendor concessions, such as advertising allowances or return privileges, which are common in the department store industry. As a result, we believe that our buyers are able to negotiate more favorable pricing terms from vendors. We pass these savings on to our customers through everyday low pricing that we target to be competitive with off-price retail chains.

The following table reflects the percentage of our sales by major merchandise category, including sales from shoe departments operated by a third party, for the fiscal years indicated:

	2007	2006	2005
Ladies’ and Boutique apparel	45%	44%	42%
Ladies’ accessories	12%	12%	13%
Men’s	20%	20%	19%
Gifts and linens	13%	14%	15%
Third party operated shoe departments	7%	7%	7%
Children’s	—	1%	2%
Other	3%	2%	2%

	100%	100%	100%

LOCATIONS, GROWTH STRATEGY AND STORE APPEARANCE

On February 2, 2008, we operated 280 stores in 30 states and the District of Columbia, primarily concentrated in the Southeast and Texas. Most locations are in neighborhood shopping centers within one to two miles of a community’s upscale residential concentrations. Our optimal co-tenants within these shopping centers cater to a similar target customer and are typically highly-frequented retail formats such as supermarkets, drug stores, specialty retailers and restaurants. We utilize regional tenant representative brokers to identify and propose potential location sites for new stores. All Stein Mart locations, including the corporate headquarters, are leased.

Our typical store is approximately 37,000 gross square feet with a racetrack design, convenient centralized check-out, and individual dressing rooms. We display merchandise in lifestyle groupings of apparel and accessories, which management believes enables the customer to locate desired merchandise in a manner that encourages multiple purchases. We seek to create excitement in our stores through the continual flow of fashion merchandise, targeted sales promotions, store layout, merchandise presentation, and the quality, value and depth of our merchandise assortment.

CUSTOMER SERVICE

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

MARKETING

Our advertising stresses upscale, fashion merchandise at significant savings. We primarily utilize a combination of full-color circulars (both inserted in newspapers and mailed directly to homes), direct mail, newspaper run of press (ROP) advertising, and email to distribute our sales promotion messages. For one-day events, we employ radio and/or TV advertising to create additional excitement.

We have had a Preferred Customer program since 2001, and in the Fall of 2006 we introduced a Stein Mart Platinum MasterCard®. The new credit card provides point-based rewards to Stein Mart shoppers when they utilize this credit card for Stein Mart or other transactions, and they receive reward certificates for use at Stein Mart at certain point levels. We market the Stein Mart Platinum MasterCard® within our stores and online, and are working to migrate our Preferred Customers to this card so they can take advantage of the point-based rewards.

We have an Internet site, www.steinmart.com, to promote Stein Mart’s fashion point of view, as well as provide information for customers regarding stores, store locations, company management and selected sales promotion activity. We anticipate using steinmart.com to highlight featured merchandise and for traffic stimulation going forward; however, we do not sell merchandise online at this time. Visitors to the website may apply for the Stein Mart Platinum MasterCard®, sign up to be Preferred Customers and/or purchase electronic gift certificates.

DISTRIBUTION

We primarily utilize drop shipments from our vendors directly to our stores. We lease a small distribution/warehouse facility in Jacksonville, Florida, but less than three percent of our merchandise, on a dollar basis, is handled in this facility.

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

Our merchandise planning and allocation system enables the buyers and planners to customize their merchandise assortments at the individual store and class level, based on selected criteria, such as a store’s selling patterns and climate. The ability to customize individual store assortments enables us to more effectively manage inventory, capitalize on sales trends and reduce markdowns. We also employ markdown optimization software to assist merchants with the most effective timing on price reductions to preserve overall gross margin.

EMPLOYEES

As of February 2, 2008, our work force consisted of approximately 14,600 employees (8,800 40-hour equivalent employees). Each of our stores employs an average of 52 persons as merchandising managers, service associates, cashiers and other positions. The number of employees fluctuates based on the particular selling season.

TRADEMARKS

We own the federally registered trademark Stein Mart®, together with a number of other marks used in conjunction with our private label merchandise program. Management believes that our trademarks are important, but with the exception of Stein Mart®, not critical to our merchandising strategy.

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

A lack of adequate sources of merchandise at acceptable prices. Our business is dependent to a significant degree upon our ability to purchase fashion merchandise, and to do so at acceptable wholesale prices. We must continuously seek out buying opportunities from our existing suppliers and from new sources. We compete for these opportunities with other retailers, discount and deep-discount chains, mass merchandisers and various privately-held companies and individuals. Although we do not depend on any single vendor or group of vendors and believe we can successfully compete in seeking out new vendors, the loss of certain key vendors could make it difficult for us to acquire sufficient quantities and an appropriate mix of merchandise, and to do so at acceptable prices which could have a material adverse effect on our results of operations.

We may be unable to open new stores in a cost-effective and timely manner and in the best locations. Our future operating results will depend to a substantial extent upon our ability to select the best locations for new stores and to open and operate new stores successfully. Our ability to open new stores will depend upon a number of factors, including the ability to properly identify and enter new markets, locate suitable store sites in the face of intense competition, negotiate acceptable lease terms, construct or refurbish sites, hire, train and retain skilled managers and personnel, and other factors, some of which may be beyond our control. In particular, the success of our individual stores depends to a great extent on locating them in desirable and convenient venues in markets that include our target demographic. The success of individual stores also may depend on the correctness of our location selection process and the success of the shopping centers in which they are located. In addition, the demographic and other marketing data we rely on in determining the location of our stores cannot predict future consumer preferences and buying trends with complete accuracy. As a result, stores we open may not be profitable or may be less successful than we anticipate.

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

We are dependent on certain key personnel. Our continued success will depend to a significant extent upon the efforts and abilities of our senior executives, and the loss of the services of one or more of these executives could have a material adverse effect upon our results of operations. These executives are Linda M. Farthing, president and chief executive officer; D. Hunt Hawkins, executive vice president and chief administrative officer; William A. Moll, executive vice president and chief merchandising officer; James G. Delfs, senior vice president, finance and chief financial officer; Michael D. Ray, senior vice president, director of stores; as well as Jay Stein, chairman of the board of directors, our general merchandising managers, John H. Pennell and Martha Withers, and the vice president of planning and allocation, Roseann McLean. Our continued success is also dependent upon our ability to attract and retain qualified employees to meet our needs, especially to support planned growth.

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

Threats of terrorism or violence. Acts of terrorism or war may disrupt commerce and undermine consumer confidence, which could negatively impact our sales revenue by causing consumer spending to decline. Also, an act of terrorism or war, or the threat thereof, could negatively impact our business by interfering with our ability to obtain merchandise from vendors. Inability to obtain merchandise from our vendors or substitute suppliers at similar costs in a timely manner could have a material adverse effect on our operating results and financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At February 2, 2008, the Company operated stores in the following states and the District of Columbia:

State	Number of Stores
Alabama	10
Arizona	7
Arkansas	3
California	21
Colorado	2
Florida	45
Georgia	17
Illinois	6
Indiana	6
Iowa	1
Kansas	2
Kentucky	3
Louisiana	8
Michigan	1
Mississippi	5
Missouri	4
Nebraska	1
Nevada	4
New Jersey	3
New York	4
North Carolina	22
Ohio	12
Oklahoma	5
Pennsylvania	4
South Carolina	14
Tennessee	13
Texas	43
Utah	1
Virginia	11
Washington DC	1
Wisconsin	1

Total	280

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

The table below reflects (i) the number of the Company’s leases (as of February 2, 2008) that will expire each year if the Company does not exercise any of its renewal options, and (ii) the number of the Company’s leases that will expire each year if the Company exercises all of its renewal options (assuming the lease is not otherwise terminated by either party pursuant to any other provision). The table includes the leases for the 280 store locations operated at February 2, 2008 and 6 previously closed store locations for which the Company has subleased or is actively seeking to sublease the property.

	Number of Leases Expiring Each Year if no Renewals Exercised	Number of Leases Expiring Each Year if all Renewals Exercised
2008	27	4
2009	34	5
2010	38	2
2011	46	3
2012	37	6
2013-2017	94	19
2018-2022	10	39
2023-2041	—	208

We have made consistent capital commitments to maintain and improve existing store facilities. During 2007, we spent approximately $15 million for fixtures, equipment and leasehold improvements in stores opened prior to 2007.

As of February 2, 2008 we lease 100,685 gross square feet of office space for our corporate headquarters in Jacksonville, Florida. We also lease a 92,000 square foot distribution/warehouse facility in Jacksonville for the purpose of processing a limited amount of merchandise purchases (less than three percent of our merchandise on a dollar basis).

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Related Matters

The following table sets forth the high and low sales prices of Common Stock and dividends declared for each fiscal quarter in fiscal 2007 and 2006:

	High	Low	Dividend
Fiscal 2007:
May 5, 2007	$17.17	$13.00	$0.0625
August 4, 2007	15.52	10.05	0.0625
November 3, 2007	11.26	5.92	0.0625
February 2, 2008	7.99	3.29	0.0625

Fiscal 2006:
April 29, 2006	$18.20	$14.77	$1.5625
July 29, 2006	16.52	12.75	0.0625
October 28, 2006	16.89	11.27	0.0625
February 3, 2007	18.00	12.55	0.0625

Stein Mart’s common stock trades on The NASDAQ Stock Market LLC under the trading symbol SMRT. On April 11, 2008, there were 1,165 stockholders of record.

Dividends

The Company began paying a quarterly dividend of $0.0625 per share in the second quarter of 2005 and continued to pay this quarterly dividend throughout 2007. Dividends paid in 2006 included a special, one-time cash dividend of $1.50 per share. On February 7, 2008, the Company announced that the Board of Directors had voted to suspend the payment of a quarterly dividend in order to conserve cash until improvements occur in the Company’s business and in the current difficult retail industry conditions.

Issuer Purchases of Equity Securities

The Company’s Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. There were no repurchases by the Company of its common stock during the quarter ended February 2, 2008. As of February 2, 2008, there were 807,984 shares which could be repurchased pursuant to an April 17, 2007 Board authorization to repurchase 2.5 million shares of common stock which does not have an expiration date.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return to the NASDAQ Composite Index, the NASDAQ Retail Trade Index and the Dow Jones US Apparel Retailers Index for the last five years ended February 2, 2008. The Dow Jones US Apparel Retailers Index was added for 2007 and, in the future, will replace the NASDAQ Retail Trade Index as it is considered more representative of our peer group. The comparison assumes $100 was invested at the beginning of the five year period in Stein Mart, Inc. stock and in each of the indices shown and assumes reinvestment of any dividends.

	2/1/2003	1/31/2004	1/29/2005	1/28/2006	2/3/2007	2/2/2008
Stein Mart, Inc.	$100.0	$195.6	$354.3	$316.1	$282.6	$125.5
NASDAQ Composite	100.0	156.8	158.4	179.2	193.9	187.0
NASDAQ Retail Trade	100.0	164.6	194.9	208.2	202.4	194.3
Dow Jones US Apparel Retailers	100.0	133.6	164.9	186.8	219.4	173.2

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA (Dollars in Thousands, Except Per Share and Per Square Foot Data)

The following selected consolidated financial data has been derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and notes thereto and the other information contained elsewhere in this Form 10-K.

	2007	2006(1)	2005	2004	2003
Consolidated Statement of Operations Data:
Net sales	$1,457,645	$1,501,296	$1,481,615	$1,459,607	$1,351,623
Cost of merchandise sold	1,096,235	1,084,975	1,065,409	1,070,803	1,013,175

Gross profit	361,410	416,321	416,206	388,804	338,448
Selling, general and administrative expenses (2)	388,572	376,611	353,104	341,932	343,354
Other income, net	21,376	18,214	15,477	14,277	13,004

Income (loss) from operations	(5,786)	57,924	78,579	61,149	8,098
Interest income (expense), net	(794)	1,006	2,026	332	(1,688)

Income (loss) from continuing operations before income taxes	(6,580)	58,930	80,605	61,481	6,410
Income tax benefit (provision)	2,050	(21,754)	(29,721)	(23,363)	(2,436)

Income (loss) from continuing operations	(4,530)	37,176	50,884	38,118	3,974
Loss from discontinued operations, net of tax benefit	—	—	—	(145)	(1,773)

Net income (loss)	$(4,530)	$37,176	$50,884	$37,973	$2,201

Basic income (loss) per share:
Continuing operations	$(0.11)	$0.86	$1.18	$0.90	$0.09
Discontinued operations	—	—	—	—	(0.04)

Total	$(0.11)	$0.86	$1.18	$0.90	$0.05

Diluted income (loss) per share:
Continuing operations	$(0.11)	$0.85	$1.15	$0.89	$0.09
Discontinued operations	—	—	—	—	(0.04)

Total	$(0.11)	$0.85	$1.15	$0.89	$0.05

Cash dividends paid per share	$0.25	$1.75	$0.1875	$—	$—
Consolidated Operating Data:
Stores open at end of period	280	268	262	261	261
Sales per store including leased departments (3)	$5,737	$6,079	$6,123	$6,058	$5,564
Sales per store excluding leased departments (4)	$5,363	$5,644	$5,687	$5,642	$5,179
Sales per square foot including leased departments (3)	$190	$201	$202	$199	$181
Sales per square foot excluding leased departments (4)	$192	$201	$202	$200	$182
Comparable store net sales increase (decrease) (5)	(4.0)%	(1.2)%	0.2%	9.1%	(4.7)%
Consolidated Balance Sheet Data:
Working capital	$165,469	$174,785	$237,079	$211,242	$186,799
Total assets	460,539	480,351	519,845	480,108	399,101
Long-term debt	27,133	—	—	—	24,962
Total stockholders’ equity	256,689	288,172	323,739	276,510	227,678

(1)	2006 is a 53-week year; all others are 52-week years.
(2)	Selling, general and administrative expenses include store closing and asset impairment charges of $5.2 million in 2007, $2.4 million in 2006, $3.4 million in 2005, $4.7 million in 2004 and $12.0 million in 2003.
(3)	These sales per store and sales per square foot calculations include sales from leased shoe departments. Sales per store is calculated by dividing (a) total sales including leased department sales by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot includes sales and selling space of leased departments and excludes administrative, receiving and storage areas. All periods are calculated on a 52-week basis.
(4)	These sales per store and sales per square foot calculations exclude sales from leased shoe departments. Sales per store is calculated by dividing (a) total sales, excluding leased department sales by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot excludes sales and selling space of leased departments, administrative, receiving and storage areas. All periods are calculated on a 52-week basis.
(5)	Comparable store sales information for a period reflects stores open throughout that period and for the same 52-week period in the prior year, except for the year 2006. Comparable store net sales decrease for 2006 represents comparable store sales for the 52 weeks ended January 27, 2007 compared to the 52 weeks ended January 28, 2006.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Stein Mart’s 280 stores offer the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, gifts, linens and shoes. Management believes that Stein Mart differentiates itself from typical off-price retailers by offering: (i) primarily current-season merchandise carried by better department and specialty stores, (ii) at moderate to better price levels, (iii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, and (iv) merchandise presentation and customer service more comparable to other upscale retailers.

The Company faces competition for customers and for access to quality merchandise from department and specialty stores and, to a lesser degree, from off-price retail chains. Many of these competitors are units of large national or regional chains that have substantially greater resources than the Company. The retail apparel industry is highly fragmented and competitive, and the off-price retail business may become even more competitive in the future.

Fiscal year 2007 included 52 weeks and 2006 included 53 weeks. The 53rd week in 2006 resulted in a one-week difference between Stein Mart’s fiscal reporting and comparable store sales reporting periods. Net sales decreased 2.9 percent for the 52-week year ended February 2, 2008 compared to the 53-week year ended February 3, 2007. Excluding the extra week for last year, sales decreased 1.5 percent. Comparable store sales decreased 4.0 percent compared to the same 52-week period ended February 3, 2007.

Gross profit decreased to $361.4 million or 24.8 percent of sales in 2007 from $416.3 million or 27.7 percent of sales in 2006. The gross profit rate decreased primarily due to increased markdowns and occupancy costs, slightly offset by improved markup. Selling, general and administrative (“SG&A”) expenses were higher in total dollars and as a percentage of sales in 2007 due to a lack of leverage on decreased sales and increases in advertising, depreciation and costs associated with the transition of the President/Chief Executive Officer. These factors contributed to an $(0.11) loss per diluted share in 2007.

We experienced a significant decline in sales during the fall season, and were only able to ease that trend when we offered dramatic discounts, including a return to coupons off regular-price merchandise. We accelerated our traditional red dot clearance event, which began the day after Christmas, in order to move fall and winter merchandise. Even with our aggressive posture on markdowns our comparable store sales declined more than six percent in the fall season. On a positive note, we were able to manage inventory levels and decreased inventories 13.6 percent on an average store basis at year-end.

The fall season was the most difficult for our Home area (gifts and linens) with a 14.1 percent decrease in comparable store sales, following a seven percent decrease in the spring season. Geographically, the Florida market and in some cases, the greater Southeast also weighed negatively on our performance. The Florida market, where we have 16 percent of our stores, continued its disproportionate contribution to our comparable store sales decline. Because of these stores’ traditional strength, their poor performance is weighing more heavily on our bottom line.

2008 Outlook

We are examining all aspects of our business to identify ways to succeed in the current difficult retail environment. During 2008 we will be focusing on the following initiatives to improve performance:

Merchandising

•	We are working to keep our overall inventories down.

•	We are seeking out the more opportunistic purchases in fashion apparel, and will be pursuing them more vigorously than we have in recent years.

•	We are expanding our assortment of brand-name merchandise.

•

We are looking to intensify our accessory area by testing self-service jewelry displays as opposed to attended counter displays, testing fragrances in limited doors, as well as adding square footage to this core area of the store.

•	We are experimenting with restoring certain highly focused elements of children’s clothing in 40 stores where we believe its absence may have contributed to traffic declines.

•	We are refocusing our home area to be more promotional and giftable.

•	We have intensified our focus on a subset of our ladies’ business that we think has strong growth possibilities: a more fashion conscious customer who has a younger attitude but prefers a missy fit.

Expense Control and Cash Management

•	We have slowed our new store-opening program until the business outlook improves.

•	We have tabled all but the most essential new expenses.

•	We have suspended both the dividend payment and our repurchase of stock.

•	We are reviewing the cost factors of individual line items as well as key processes for opportunities to do business more efficiently.

Stores

There were 280 stores open as of February 2, 2008, 268 stores as of February 3, 2007 and 262 stores as of January 28, 2006. We plan to open six new stores, relocate one store and close six existing stores in 2008.

	2007	2006	2005
Stores at beginning of year	268	262	261
Stores opened during the year	14	12	7
Stores closed during the year	(2)	(6)	(6)

Stores at end of year	280	268	262

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Operations expressed as a percentage of the Company's net sales (numbers may not add due to rounding):

	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	75.2	72.3	71.9

Gross profit	24.8	27.7	28.1
Selling, general and administrative expenses	26.7	25.1	23.8
Other income, net	1.5	1.2	1.0

Income (loss) from operations	(0.4)	3.9	5.3
Interest (expense) income, net	(0.1)	0.1	0.1

Income (loss) before income taxes	(0.5)	3.9	5.4
Income tax benefit (provision)	0.1	(1.4)	(2.0)

Net income (loss)	(0.3)%	2.5%	3.4%

Store Closings

During 2007, 2006 and 2005, the Company closed 14 under-performing stores. The table below sets forth the components of loss from operations for stores closed during 2007, 2006 and 2005 (in thousands). The 2007 table presents the losses from the two stores that closed during 2007; the 2006 table presents the sum of the losses from the two stores closed during 2007 and the six stores closed in 2006; and the 2005 table presents the sum of the losses from the two stores closed during 2007, the six stores closed in 2006 and the six stores closed in 2005.

	2007	2006	2005
Sales	$5,096	$17,245	$39,484
Cost of merchandise sold	4,618	14,223	31,013

Gross margin	478	3,022	8,471
Selling, general and administrative expenses	2,708	6,520	13,286
Other income, net	37	160	414

Loss from operations	$(2,193)	$(3,338)	$(4,401)

# of stores closed in 2005—2007	2	8	14

Operating losses from closed stores include the following store closing and asset impairment expenses (in thousands):

	2007	2006	2005
Lease termination costs	$889	$1,325	$2,164
Asset impairment charges (recovery), net	111	(52)	287
Severance	256	452	534
Other	—	—	2

Total	$1,256	$1,725	$2,987

Year Ended February 2, 2008 Compared to Year Ended February 3, 2007

The $43.7 million or 2.9 percent total net sales decrease for the year ended February 2, 2008 compared to the prior year reflects a $79.4 million decrease in comparable store sales and a $12.1 million decrease in net sales due to the closing of six stores in 2006 and two stores in 2007, offset by an increase in net sales of $21.8 million due to the inclusion of sales for the 12 stores opened in 2006 and $26.0 million for the opening of 14 new stores in 2007. Included in the aforementioned changes is a $22.1 million sales decrease due to last year’s sales including an extra week.

Gross profit for the year ended February 2, 2008 was $361.4 million or 24.8 percent of net sales, a 2.9 percentage point decrease from gross profit of $416.3 million or 27.7 percent of net sales for the year ended February 3, 2007. The $54.9 million decrease in gross profit reflects a $59.3 million decrease in the comparable store group and a $2.4 million decrease due to the closing of six stores in 2006 and two stores in 2007, offset by a $1.8 million increase due to the inclusion of operating results for the 12 stores opened in 2006 and $5.0 million for the opening of 14 new stores in 2007. Gross profit as a percent of sales decreased in 2007 from 2006 due to a 2.8 percentage point increase in markdowns, a 0.4 percentage point increase in occupancy costs and a 0.3 percentage point increase in buying costs, offset by a 0.7 percentage point improvement in markup. Markdowns were significantly higher this year due to the substantial decline in sales requiring us to offer dramatic discounts to clear seasonal goods.

SG&A expenses were $388.6 million or 26.7 percent of net sales for the year ended February 2, 2008, as compared to $376.6 million or 25.1 percent of net sales for 2006. The SG&A rate was higher in 2007 due to a lack of leverage on decreased sales and expenses increased $12.0 million primarily due to a $10.3 million increase in store operating expenses for the non-comparable store group, a $5.2 million increase in advertising expense, a $2.8 million increase in store closing and asset impairment expenses, a $2.5 million increase in depreciation expense and a $1.9 million increase in corporate overhead expenses. Store operating expenses were reduced by $8.1 million in the comparable store group due primarily to cost saving initiatives and $2.6 million for the six stores that closed in 2006 and two stores that closed in 2007. The non-comparable store group had higher operating expenses this period due to the inclusion of operating results for the 12 stores opened in 2006 and the 14 stores opened in 2007. Advertising expense was higher for the year due to increased spending, including additional television advertising. Corporate overhead expenses were higher this year primarily due to $1.8 million of separation costs for the August 2007 resignation of the former President/Chief Executive Officer.

Pre-opening expenses for the 14 stores opened in 2007 and the 12 stores opened in 2006 amounted to $2.7 million and $3.3 million, respectively.

The $3.2 million net increase in other income reflects increased revenues from our credit card program that was introduced in October 2006, offset by a $1.8 million decrease from a 2006 settlement of Visa Check/Master Money anti-trust litigation.

The Company incurred net interest expense of $0.8 million during 2007 compared to earning $1.0 million of net interest income during 2006. We were borrowing under the revolving line of credit agreement during the second half of 2006 and most of 2007 and had $27.1 million in borrowings at February 2, 2008.

The effective income tax rate decreased from 36.9 percent in 2006 to 31.2 percent in 2007 primarily due to the current year impact of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) and an increase in the effect of business tax credits.

Year Ended February 3, 2007 Compared to Year Ended January 28, 2006

The $19.7 million or 1.3 percent total sales increase for the year ended February 3, 2007 from the prior year reflects a $19.7 million sales increase due to 2006 including an extra week and the opening of 12 new stores which contributed $28.6 million to net sales, offset by the closing of six stores and a 1.2 percentage point decrease in net sales from comparable stores.

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

SG&A expenses were $376.6 million or 25.1 percent of net sales for the year ended February 3, 2007, as compared to $353.1 million or 23.8 percent of net sales for 2005. The SG&A rate was higher due to a lack of leverage on relatively flat sales, and reflected increases in payroll, depreciation, advertising, insurance expenses and share-based compensation. Included in SG&A expenses for fiscal 2006 and 2005 are store closing and asset impairment charges of $2.4 million and $3.4 million, respectively.

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

Liquidity and Capital Resources

The Company's primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company's working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of February 2, 2008, the Company had $15.1 million in cash and cash equivalents.

Net cash provided by operating activities was $17.8 million in 2007, $30.3 million in 2006 and $76.4 million in 2005. Operating cash flows for 2007 decreased $12.5 million from 2006 due to a $37.1 million decrease in cash provided by net income (loss) plus non-cash charges, a $24.8 million increase in cash used for income taxes receivable/payable and a $4.2 million increase in cash used for other working capital accounts excluding inventory. Inventories decreased $28.4 million in 2007 and increased $25.2 million in 2006. The decrease in inventories is due to lower sales this year resulting in less inventory being purchased and lower inventory levels.

Operating cash flows for 2006 decreased $46.0 million from 2005 due to a $11.9 million decrease in cash provided by net income plus non-cash charges and a $36.5 million increase in cash used to acquire inventories, offset by a $2.4 million increase in cash provided by other working capital accounts. We were building inventory levels during the second half of 2006 to support a revamped home area, the expanded intimate, special size and casual categories, nine new fall stores, and a better transition in our resort stores. A sales shortfall during the 2006 holiday selling season resulted in higher inventory levels.

Net cash (used in) provided by investing activities was $(15.1) million in 2007, $45.3 million in 2006 and $(67.3) million in 2005. The net liquidation of short-term investments provided $10.8 million and $94.1 million of cash in 2007 and 2006, respectively, compared to net purchases of short-term investments using $32.5 million cash in 2005. Capital expenditures were higher in 2006 and 2005 due primarily to remodeling costs for existing stores and the roll-out of new point-of-sale equipment and software.

Net cash used in financing activities was $5.2 million in 2007, $78.3 million in 2006 and $9.2 million in 2005. Dividends paid were highest in 2006 due to a special dividend of $1.50 per share totaling $65.4 million.

The Company expects to invest approximately $17-20 million in capital expenditures in 2008. The cost of opening a typical new store generally ranges from $650,000 to $850,000 for fixtures, equipment, leasehold improvements and pre-opening costs (primarily advertising, stocking and training). Pre-opening costs are expensed at the time of opening. Initial inventory investment for a new store is approximately $950,000.

The Company has a $100 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2011. Under the terms of the Agreement, the Company has the option to increase the facility by an additional $50 million. Borrowings are based on and collateralized primarily by eligible inventory. The Company had $27.1 million in borrowings and $10.0 million of outstanding standby letters of credit at February 2, 2008. Approximately $63 million was available under the Agreement and no event of default existed under the terms of the Agreement at February 2, 2008.

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

Contractual Obligations

To facilitate an understanding of the Company’s contractual obligations, the following payments due by period data is provided (in thousands):

	Total	Less than 1 Year	1 – 2 Years	3 – 5 Years	After 5 Years
Operating leases	$375,355	$72,947	$64,827	$140,045	$97,536

At February 2, 2008, the Company had $27.1 million in direct borrowings under its credit facility. Other long-term liabilities on the balance sheet include the liability for unrecognized tax benefits (February 2, 2008 only), deferred income taxes, deferred compensation, deferred rent liability and other long-term liabilities that do not have specific due dates, so are excluded from the preceding table. Other long-term liabilities also include long-term store closing reserves, a component of which is future minimum payments under non-cancelable leases for closed stores. These future minimum lease payments total $7.7 million and are included in the above table.

Due to the variable interest rates in our outstanding senior revolving credit agreement, we are unable to accurately estimate our future annual interest payments.

Off-Balance Sheet Arrangements

The Company has outstanding standby letters of credit totaling $10.0 million securing certain insurance programs at February 2, 2008. If certain conditions were to occur under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements that could affect the financial condition of the Company.

Seasonality

The Company's business is seasonal in nature with a higher percentage of the Company’s merchandise sales and earnings generated in the fall and holiday selling seasons. Accordingly, SG&A expenses are typically higher as a percent of net sales during the first three quarters of each year.

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

Retail Inventory Method and Inventory Valuation. Merchandise inventories are valued at the lower of average cost or market, on a first-in first-out basis, using the retail inventory method (RIM). RIM is an averaging method that is widely used in the retail industry. The use of RIM results in inventories being valued at the lower of cost or market as markdowns are taken as a reduction of the retail values of inventories.

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

Included in the carrying value of merchandise inventories is a reserve for shrinkage. Shrinkage is estimated based on historical physical inventory results as a percentage of sales for the year. The difference between actual and estimated amounts may cause fluctuations in quarterly results, but is not a factor in full year results.

Vendor Allowances. The Company receives allowances from some of its vendors primarily related to markdown reimbursement, damaged/defective merchandise and vendor compliance issues. Vendor allowances are recorded when earned. Allowances received from vendors related to profitability of inventory recently sold are reflected as reductions to cost of merchandise sold in the later of the period that the merchandise markdown is incurred or the allowance is negotiated. Allowances received from vendors related to damaged/defective inventory are reflected as reductions to the cost of merchandise as it is received. Allowances received due to compliance issues (primarily violations of shipping and merchandise preparation requirements) are reflected as a reduction of the cost of the merchandise when negotiated. Although it is unlikely that there will be a significant reduction in historical levels of vendor support, if a reduction were to occur, the Company could experience higher cost of merchandise sold.

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment charge is the excess of the carrying value of the asset over its fair value. Fair value is based on estimated market values for similar assets. Impairment reviews are performed for individual stores. Factors used in the review include management’s plans for future operations, recent operating results and future cash flows. A significant change in cash flows or estimated market values could result in an increase in asset impairment charges. During 2007, we recorded $4.0 million in pre-tax asset impairment charges related to closed and under-performing stores.

Store Closing Costs. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, to record store closing costs. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Lease termination costs are recorded net of estimated sublease income that could reasonably be obtained for the properties. In the event the Company is not successful in subleasing closed store locations, additional store closing costs may be recorded.

Insurance Reserves. The Company uses a combination of insurance and self-insurance for various risks including workers’ compensation, general liability and associate-related health care benefits, a portion of which is paid by the covered employees. The Company is responsible for paying the claims that are less than the insured limits. The reserves recorded for these claims are estimated actuarially, based on claims filed and claims incurred but not reported. These reserve estimates are adjusted based upon actual claims filed and settled. The estimated accruals for these reserves could be significantly affected if future claims differ from historical trends and other actuarial assumptions. As of February 2, 2008 and February 3, 2007, insurance reserves of $16.0 million and $15.6 million, respectively, were included in accrued liabilities. Adjustments to earnings resulting from changes in trends and other actuarial assumptions have not been significant in 2007, 2006 or 2005.

Income Tax Reserves. The Company records liabilities for uncertain tax positions related to federal and state income taxes. These liabilities reflect the Company’s best estimate of its ultimate income tax liability based on the tax code, regulations, and pronouncements of the jurisdictions in which we do business. Estimating our ultimate tax liability involves significant judgments regarding the application of complex tax regulations across many jurisdictions. If the Company’s actual results differ from estimated results, the Company’s effective tax rate and tax balances could be affected. As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change.

For a complete listing of our significant accounting policies, see Note 1 to the consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF No. 06-4 concludes that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No.106, Employers' Accounting for Postretirement Benefits Other Than Pensions, (if, in substance, a postretirement benefit plan exits) or Accounting Principles Board Opinion No. 12, Omnibus Opinion, (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007 and is applicable to the Company’s Executive Split Dollar Plan referenced in Note 7 to the consolidated financial statements. Management estimates the adoption of EITF No. 06-4 will result in an increase in other liabilities and a decrease in retained earnings of approximately $4.5 million effective February 3, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance provided in previous accounting pronouncements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on an annual or more frequently recurring basis. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 deferring the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Management does not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.

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

The Company is exposed to interest rate risk primarily through borrowings under its revolving credit facility. The facility permits debt commitments up to $100.0 million, has a January 2011 maturity date and bears interest at spreads over the prime rate and LIBOR. At February 2, 2008, the Company had $27.1 million in direct borrowings under its credit facility. Management believes that its exposure to market risk associated with its borrowings is not material.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of February 2, 2008.

The effectiveness of the Company’s internal control over financial reporting as of February 2, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included on page F-1 herein.

Changes in Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the disclosure found in the Company’s Proxy Statement for its June 17, 2008 Annual Meeting of Stockholders.

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

The information required by this item is incorporated herein by reference to the disclosure found in the Company’s Proxy Statement for its June 17, 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the disclosure found in the Company’s Proxy Statement for its June 17, 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the disclosure found in the Company’s Proxy Statement for its June 17, 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the disclosure found in the Company’s Proxy Statement for its June 17, 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements and exhibits are filed as part of this report or are incorporated herein as indicated.

1. List of Financial Statements

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

STEIN MART, INC.

Date: April 17, 2008	By:	/s/ Linda M. Farthing
Linda M. Farthing
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of April, 2008.

/s/ Jay Stein	/s/ Alvin R. Carpenter
Jay Stein	Alvin R. Carpenter
Chairman of the Board	Director

/s/ John H. Williams, Jr.	/s/ Irwin Cohen
John H. Williams, Jr.	Irwin Cohen
Vice Chairman of the Board	Director

/s/ Linda M. Farthing	/s/ Susan Falk
Linda M. Farthing	Susan Falk
President and Chief Executive Officer	Director

/s/ James G. Delfs	/s/ Mitchell W. Legler
James G. Delfs	Mitchell W. Legler
Senior Vice President, Finance and Chief Financial Officer	Director

/s/ Clayton E. Roberson, Jr.	/s/ Richard L. Sisisky
Clayton E. Roberson, Jr.	Richard L. Sisisky
Vice President and Controller	Director

/s/ Ralph Alexander	/s/ Martin E. Stein
Ralph Alexander	Martin E. Stein
Director	Director

/s/ J. Wayne Weaver
J. Wayne Weaver
Director

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors

and Stockholders of Stein Mart, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Stein Mart, Inc. and its subsidiaries at February 2, 2008 and February 3, 2007 and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
April 16, 2008

Stein Mart, Inc.

Consolidated Balance Sheets

(In thousands, except for share data)

	February 2, 2008	February 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$15,145	$17,560
Short-term investments	—	10,835
Trade and other receivables	12,372	10,164
Inventories	262,496	290,943
Income taxes receivable	14,103	—
Prepaid expenses and other current assets	13,985	14,531

Total current assets	318,101	344,033
Property and equipment, net	110,687	113,254
Other assets	31,751	23,064

Total assets	$460,539	$480,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,124	$83,243
Accrued liabilities	75,508	78,522
Income taxes payable	—	7,483

Total current liabilities	152,632	169,248
Notes payable to banks	27,133	—
Other liabilities	24,085	22,931

Total liabilities	203,850	192,179
COMMITMENTS AND CONTINGENCIES (Note 5)
Stockholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 41,831,182 and 43,736,720 shares issued and outstanding, respectively	418	437
Additional paid-in capital	5,288	21,803
Retained earnings	250,983	265,932

Total stockholders’ equity	256,689	288,172

Total liabilities and stockholders’ equity	$460,539	$480,351

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Operations

(In thousands, except for share amounts)

	Year Ended February 2, 2008	Year Ended February 3, 2007	Year Ended January 28, 2006
Net sales	$1,457,645	$1,501,296	$1,481,615
Cost of merchandise sold	1,096,235	1,084,975	1,065,409

Gross profit	361,410	416,321	416,206
Selling, general and administrative expenses	388,572	376,611	353,104
Other income, net	21,376	18,214	15,477

Income (loss) from operations	(5,786)	57,924	78,579
Interest (expense) income, net	(794)	1,006	2,026

Income (loss) before income taxes	(6,580)	58,930	80,605
Income tax benefit (provision)	2,050	(21,754)	(29,721)

Net income (loss)	$(4,530)	$37,176	$50,884

Net income (loss) per share:
Basic	$(0.11)	$0.86	$1.18

Diluted	$(0.11)	$0.85	$1.15

Weighted-average shares outstanding:
Basic	42,123	43,196	43,283

Diluted	42,123	43,877	44,388

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
Balance at January 29, 2005	$429	$14,340	$(603)	$262,344	$276,510

Net income				50,884	50,884
Common shares issued under stock option plan and related income tax benefits	12	19,855			19,867
Common shares issued under employee stock purchase plan	1	1,111			1,112
Reacquired shares	(9)	(17,318)			(17,327)
Restricted stock compensation	2	3,979	(3,101)		880
Cash dividends paid				(8,187)	(8,187)

Balance at January 28, 2006	435	21,967	(3,704)	305,041	323,739

Net income				37,176	37,176
Reclassification of unearned compensation upon adoption of SFAS No. 123R		(3,704)	3,704		—
Common shares issued under stock option plan	2	2,169			2,171
Common shares issued under employee stock purchase plan	1	1,159			1,160
Reacquired shares	(4)	(6,084)			(6,088)
Issuance of restricted stock	3	(3)			—
Share-based compensation		5,505			5,505
Tax benefits from equity issuances		794			794
Cash dividends paid				(76,285)	(76,285)

Balance at February 3, 2007	437	21,803	—	265,932	288,172

Adoption of FIN 48				(156)	(156)
Net loss				(4,530)	(4,530)
Common shares issued under stock option plan	3	3,553			3,556
Common shares issued under employee stock purchase plan	1	1,126			1,127
Reacquired shares	(24)	(26,875)			(26,899)
Issuance of restricted stock	1	(1)			—
Share-based compensation		5,502			5,502
Tax benefits from equity issuances		180			180
Cash dividends paid				(10,263)	(10,263)

Balance at February 2, 2008	$418	$5,288	$—	$250,983	$256,689

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended February 2, 2008	Year Ended February 3, 2007	Year Ended January 28, 2006
Cash flows from operating activities:
Net income (loss)	$(4,530)	$37,176	$50,884
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,068	23,992	20,223
Impairment of property and other assets	4,017	649	708
Store closing charges	1,145	1,973	2,197
Gain from insurance settlement	—	—	(639)
Deferred income taxes	(4,492)	(4,536)	(2,114)
Share-based compensation	5,502	5,505	880
Tax benefit from equity issuances	180	794	4,617
Excess tax benefits from share-based compensation	(151)	(742)	—
Changes in assets and liabilities:
Trade and other receivables	(2,208)	957	898
Inventories	28,447	(25,155)	11,376
Income taxes receivable	(14,103)	—	—
Prepaid expenses and other current assets	951	(859)	(747)
Other assets	(1,993)	(7,736)	(3,804)
Accounts payable	(6,119)	(5,165)	(10,755)
Accrued liabilities	(2,770)	(2,577)	1,297
Income taxes payable	(13,091)	(2,409)	2,544
Other liabilities	990	8,452	(1,202)

Net cash provided by operating activities	17,843	30,319	76,363

Cash flows from investing activities:
Capital expenditures	(25,898)	(48,759)	(34,801)
Purchases of short-term investments	(36,580)	(641,005)	(1,971,320)
Sales of short-term investments	47,415	735,105	1,938,860

Net cash (used in) provided by investing activities	(15,063)	45,341	(67,261)

Cash flows from financing activities:
Borrowings under notes payable to banks	365,811	166,021	—
Repayments of notes payable to banks	(338,678)	(166,021)	—
Cash dividends paid	(10,263)	(76,285)	(8,187)
Excess tax benefits from share-based compensation	151	742	—
Proceeds from exercise of stock options	3,556	2,171	15,250
Proceeds from employee stock purchase plan	1,127	1,160	1,112
Repurchase of common stock	(26,899)	(6,088)	(17,327)

Net cash used in financing activities	(5,195)	(78,300)	(9,152)

Net decrease in cash and cash equivalents	(2,415)	(2,640)	(50)
Cash and cash equivalents at beginning of year	17,560	20,200	20,250

Cash and cash equivalents at end of year	$15,145	$17,560	$20,200

Supplemental disclosures of cash flow information:
Income taxes paid	$29,854	$25,009	$25,027
Interest paid	1,002	434	—

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

1. Summary of Significant Accounting Policies and Other Information

As of February 2, 2008 the Company operated a chain of 280 off-price retail stores in 30 states and the District of Columbia that features fashionable, current-season, moderate to better fashion apparel for men and women, as well as accessories, gifts, linens and shoes at prices competitive with off-price retailers.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts have been eliminated in consolidation.

Fiscal Year End. The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2007, 2006 and 2005 ended on February 2, 2008, February 3, 2007 and January 28, 2006, respectively. Fiscal years 2007 and 2005 included 52 weeks and fiscal year 2006 included 53 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

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

Vendor Allowances. The Company receives allowances from some of its vendors primarily related to markdown reimbursement, damaged/defective merchandise and vendor compliance issues. Vendor allowances are recorded when earned in accordance with Emerging Issues Task Force (“EITF”) No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Allowances received from vendors related to profitability of inventory recently sold are reflected as reductions to cost of merchandise sold in the later of the period that the merchandise markdown is incurred or the allowance is negotiated. Allowances received from vendors related to damaged/defective inventory are reflected as reductions to the cost of merchandise as it is received. Allowances received due to compliance issues (primarily violations of shipping and merchandise preparation requirements) are reflected as a reduction of the cost of the merchandise when negotiated.

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

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Store Closing Costs. The Company follows SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, to record store closing costs. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Lease termination costs are recorded net of estimated sublease income that could reasonably be obtained for the properties.

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

Comprehensive Income. Net income (loss) for all years presented is the same as comprehensive income (loss).

Revenue Recognition. Revenue from sales of the Company’s merchandise is recognized at the time of sale, net of any returns and allowances, discounts and percentage-off coupons. Future merchandise returns are estimated based on historical experience. Sales tax collected from customers is not recognized as revenue and is included in accrued liabilities. Shoe sales are excluded from net sales, as the shoe department is operated by a third party and the related inventory is not owned by the Company. Commissions earned on shoe sales, net of related selling expenses, and rental income from shoe department leases are included in other income, net.

Gift and Return Card Revenue Recognition. The Company offers electronic gift cards and electronic merchandise return cards to its customers. No revenue is recognized at the time gift cards are sold; rather, the issuance is recorded as a liability to customers. At the time return cards are issued for returned merchandise, the sale is reversed and the issuance is recorded as a liability to customers. Card liabilities are reduced and sales revenue is recognized when cards are redeemed for merchandise.

Co-Brand Credit Card Program. In September 2006 the Company entered into a Co-Brand Credit Card Consumer Program Agreement (the “Agreement”) with GE Money Bank (the “Bank”). During the term of the Agreement, Stein Mart will make the Program available to its customers, including accepting and transmitting account applications and accepting the credit card in its stores. The Bank will extend credit directly to cardholders under the program to finance purchases from Stein Mart, as well as from other retailers, and assumes all credit risk from the credit card accounts. Cardholders earn rewards under the program based on purchases made with the credit card at Stein Mart and other businesses where the card is accepted. The initial term of the Agreement is for five years and renews automatically for successive one-year terms unless either party provides notice of termination at least 180 days prior to expiration of the initial or renewal term.

We account for this Agreement using the guidance of Staff Accounting Bulletin No. 104, Revenue Recognition, and EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. We evaluated all of the deliverables under the arrangement and determined that they should be accounted for as separate units of accounting. Further, we use the residual method to allocate the amount of arrangement consideration to the delivered items as described in EITF No. 00-21. A summary of and our accounting for the consideration received under the Agreement is as follows:

•	An upfront signing fee is amortized on a straight-line basis over the five-year term of the Agreement and amortization is recorded in other income.

•

A portion of the non-refundable new account acquisition fee is deferred until such time that a cardholder redeems their initial card-activation reward (of a specified dollar amount); the remainder is recognized in other income when an account is activated.

•

Royalty fees received from Bank are based on a percentage of cardholder purchases. Royalty fees are deferred as a reward liability (in accrued liabilities) and are subsequently recognized as revenue when the reward is redeemed or upon expiration. The related cost of the reward is recognized when the reward is redeemed.

•	Reward breakage revenue is recorded in other income in the period the reward expires.

•

Marketing expenditures incurred by the Company, representing payments to third parties, are expensed as incurred and recorded in selling, general and administrative (“SG&A”) expenses. Reimbursements of marketing expenses received from the Bank are recorded in other income.

Operating Leases. The Company leases all of its retail stores under operating leases. Certain lease agreements contain rent holidays, and/or rent escalation clauses. Except for contingent rent, the Company recognizes rent expense on a straight-line basis over the "lease term" and records the excess of the amounts charged to expense and the rent paid as a deferred rent liability. Contingent rent such as that based on a percentage of sales is recognized as incurred.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The landlord/lessor constructs the building leasehold improvements for the majority of the Company’s stores. However, in certain “replacement-tenant” situations, the Company/lessee may be required to perform the remodeling. To determine the proper recording of improvements, we first ascertain whether the remodeling falls within the scope of EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction. If it does not, we assess whether such improvements are to be accounted for as lessor or lessee assets. If the landlord/lessor makes the improvements and presents us with the finished space on a "turnkey" basis, we view the assets as being lessor assets. In situations where the Company/lessee does the remodeling work and receives an allowance that may or may not cover all the costs, we make a judgment as to the classification between lessor and lessee assets. We consider an asset to be a lessor asset if all of the following criteria are met:

•	the lease specifically requires the lessee to make the improvement,

•	the improvement is fairly generic,

•	the improvement increases the fair value of the property, and

•	the useful life of the improvement is longer than our lease term.

If any of the above criteria are not met, we consider the assets to be lessee assets, which are recorded as leasehold improvements in the balance sheet. Payments received from the lessor to fund any portion of the cost of lessee assets are accounted for as lease incentives (in accordance with FASB Technical Bulletin No. 88-1). Assets considered to be lessor assets are not reflected on the Company’s balance sheet. To the extent that the Company paid for such lessor assets and was not reimbursed through construction allowances, such net payments are recorded as prepaid rent, which is amortized to rent expense over the lease term.

Advertising Expense. Advertising costs are expensed as incurred. Advertising expenses of $65.8 million, $60.1 million and $55.1 million are reflected in SG&A expenses in the Consolidated Statements of Operations for 2007, 2006 and 2005, respectively.

Income Taxes. The provision for income taxes is based on income before taxes as reported in the accompanying Consolidated Statements of Operations. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 4, 2007. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Share-Based Compensation. Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payments, and elected to apply the modified prospective transition method. SFAS No. 123R requires companies to recognize expense in the financial statements for the fair values of all share-based payments to employees over the employees’ requisite service periods. Accordingly, financial statement amounts for 2005 have not been restated to reflect the fair value method of expensing share-based compensation.

Earnings Per Share (“EPS”). Basic EPS is computed by dividing net income (loss) by the basic weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by also considering the impact of potential common stock equivalents on both net income and weighted-average number of common shares outstanding.

A reconciliation of basic weighted-average number of common shares to diluted weighted-average number of common shares is as follows (shares in thousands):

	2007	2006	2005
Basic weighted-average number of common shares	42,123	43,196	43,283
Incremental shares from share-based compensation plans	—	681	1,105

Diluted weighted-average number of common shares	42,123	43,877	44,388

The effect of incremental shares from share-based compensation plans is not included in the diluted net loss per share calculation in 2007 as their inclusion would be anti-dilutive. Options to purchase approximately 1.6 million, 1.3 million and 0.4 million shares of common stock that were outstanding in 2007, 2006 and 2005 were not included in the computation of diluted net income per share as the exercise prices of these options were greater than the average market price of the common shares. Common stock equivalents totaling 413,414 would have been included in the diluted net income per share calculation had the Company reported net income.

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

Recent Accounting Pronouncements

In September 2006, the EITF issued EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF No. 06-4 concludes that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, (if, in substance, a postretirement benefit plan exits) or Accounting Principles Board Opinion No. 12, Omnibus Opinion, (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007 and is applicable to the Company’s Executive Split Dollar Plan referenced in Note 7. Management estimates the adoption of EITF No. 06-4 will result in an increase in other liabilities and a decrease in retained earnings of approximately $4.5 million effective February 3, 2008.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance provided in previous accounting pronouncements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on an annual or more frequently recurring basis. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 deferring the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Management does not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.

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

2. Property and Equipment, Net

Property and equipment, net consists of the following:

	February 2, 2008	February 3, 2007
Fixtures, equipment and software	$204,003	$191,111
Leasehold improvements	73,670	65,769

	277,673	256,880
Accumulated depreciation and amortization	166,986	143,626

	$110,687	$113,254

Depreciation and amortization expense for property and equipment totaled $24.4 million, $22.0 million and $18.0 million for 2007, 2006 and 2005, respectively.

During 2007, 2006 and 2005, the Company recorded net pre-tax asset impairment charges of $4.0 million, $0.6 million and $0.7 million, respectively, to reduce the carrying value of furniture, fixtures, equipment and leasehold improvements held for use and certain other assets in stores closing in 2008, stores closed during those years, and certain other under-performing stores to their respective estimated fair value. These charges are included in SG&A expenses in the Consolidated Statements of Operations.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

3. Accrued Liabilities

The major components of accrued liabilities are as follows:

	February 2, 2008	February 3, 2007
Compensation and employee benefits	$20,314	$20,852
Unredeemed gift and returns cards	21,643	21,121
Property taxes	12,905	12,153
Payroll and other taxes	4,363	6,438
Other	16,283	17,958

	$75,508	$78,522

4. Revolving Credit Agreement

The Company has a $100 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2011. Under the terms of the Agreement, the Company has the option to increase the facility by an additional $50 million. Borrowings under the Agreement are based on and collateralized primarily by eligible inventory. The Company routinely issues commercial and standby letters of credit for purposes of securing foreign sourced merchandise and certain insurance programs. Outstanding letters of credit reduce availability under the credit agreement. The Company had $10.0 million of outstanding standby letters of credit and no outstanding commercial letters of credit at February 2, 2008. Approximately $63 million was available under the Agreement and no Event of Default existed under the terms of the Agreement at February 2, 2008.

The interest rates on borrowings under the Agreement range from Prime to Prime plus .25% per annum for Prime Rate Loans and LIBOR plus 1.00% to LIBOR plus 1.75% per annum for Eurodollar Rate Loans and are established quarterly, based on excess availability as defined in the Agreement. An unused line fee of .20% is charged on the unused portion of the revolving credit facility, based on excess availability. The interest rate on borrowings outstanding at February 2, 2008 was 6.0%.

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

5. Leased Facilities and Commitments

The Company leases all of its retail and support facilities. Annual store rent is generally comprised of a fixed minimum amount plus a contingent amount based on a percentage of sales exceeding a stipulated amount. Most leases also require additional payments covering real estate taxes, common area costs and insurance. Rent expense is as follows:

	2007	2006	2005
Minimum rentals	$72,247	$67,764	$65,463
Contingent rentals	332	542	405

	$72,579	$68,306	$65,868

During 2007, the Company’s shoe departments were operated by a single third party; two third parties in prior years. One of the third party operating agreements was a supply and sales agreement and the other was a sublease agreement. Shoe sales commission income of $13.5 million in 2007, $8.2 million in 2006 and $7.9 million in 2005 and sublease rental income of $5.5 million in 2006 and $5.6 million in 2005 is included in other income, net in the Consolidated Statements of Operations.

At February 2, 2008, for the majority of its retail and corporate facilities, the Company was committed under non-cancelable leases with remaining terms of up to 15 years. Future minimum payments under non-cancelable leases are:

2008	$72,947
2009	64,827
2010	56,998
2011	46,927
2012	36,120
Thereafter	97,536

Total	$375,355

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

6. Income Taxes

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

	February 2, 2008	February 3, 2007
Gross deferred tax assets:
Unredeemed gift and return card liabilites	$3,861	$—
Deferred rent liability	3,586	3,502
Deferred compensation liability	3,684	3,345
Insurance reserves	3,266	2,980
Share-based compensation	3,771	2,060
Store closing reserves	1,246	1,740
Other accrued liabilities	1,913	1,950
Federal indirect tax benefits	1,152	—
Other	1,047	550

	23,526	16,127

Gross deferred tax liabilities:
Property and equipment	8,360	9,279
Inventory	3,793	3,685
Prepaid items	1,581	2,330
Other assets	889	1,874

	14,623	17,168

Net deferred tax asset/(liability)	$8,903	$(1,041)

Deferred tax assets (liabilities) are reflected on the Company’s Consolidated Balance Sheets as follows:

	February 2, 2008	February 3, 2007
Current deferred tax assets (included in prepaid expenses and other current assets)	$405
Current deferred tax liabilities (included in accrued liabilities)		$(501)
Non-current deferred tax assets (included in other assets)	8,498
Non-current deferred tax liabilities (included in other liabilities)		(540)

Net deferred tax asset (liability)	$8,903	$(1,041)

The components of income tax benefit (provision) are as follows:

	2007	2006	2005
Current:
Federal	$(1,149)	$(24,438)	$(29,333)
State	(346)	(1,852)	(2,502)

	(1,495)	(26,290)	(31,835)

Deferred:
Federal	3,738	4,234	1,962
State	401	302	152

	4,139	4,536	2,114

Tax expense recognized for FIN 48 uncertainties	(444)
Interest and penalties, gross of related tax effects	(150)

Income tax benefit (provision)	$2,050	$(21,754)	$(29,721)

In addition to the increase from the deferred tax benefit, the net deferred tax asset increased $5.8 million in 2007 due to the recording of deferred taxes assets related to the adoption of FIN48.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

During 2007, 2006 and 2005, the Company realized tax benefits of $0.2 million, $0.8 million and $4.6 million, respectively, related to share-based compensation plans that were credited to additional paid-in-capital. The income tax benefit (provision) differs from the amount of income tax determined by applying the statutory U.S. corporate tax rate to pre-tax amounts due to the following items:

	2007	2006	2005
Federal tax at the statutory rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	6.1	(4.1)	(3.3)
Business tax credits	3.5	1.3	0.4
Effect of FIN48	(9.0)
Compensation-related items	(2.7)	(0.2)	(0.1)
Other permanent items	(1.7)	1.1	1.1

Income tax benefit (provision)	31.2%	(36.9)%	(36.9)%

The Company adopted the provisions of FIN48 on February 4, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings. The following is a reconciliation of the change in the amount of unrecognized tax benefits from February 4, 2007 to February 2, 2008:

Balance at February 4, 2007	$7,267
Increases due to:
Tax positions taken in prior years	3,984
Tax positions taken in current year	375
Decreases due to:
Tax positions taken in prior years	(3,653)
Settlements with taxing authorities	(6,717)

Balance at February 2, 2008	$1,256

As of February 2, 2008, the total amount of unrecognized tax benefits was $1.3 million and the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.1 million.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and accrued penalties as of February 2, 2008 was $0.5 million.

The Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years ended before 2005 and is no longer subject to state and local tax examinations for fiscal years ended before 2003. During 2007, the Internal Revenue Service (IRS) completed its examination of the Company’s federal income tax returns for fiscal years 2003 and 2004 and the Company settled with the IRS. The most significant adjustments were related to the Company’s revenue recognition associated with gift and return cards. The IRS is currently examining the Company’s federal income tax returns for fiscal years 2005 and 2006. This examination is expected to be completed during 2008. It is reasonably possible that an increase in the unrecognized tax benefits may occur as the 2005 temporary differences related to favorable roll forward adjustments from the 2003 and 2004 IRS examination are agreed to; however, we cannot estimate a range at this time.

7. Employee Benefit Plans

The Company has a defined contribution retirement plan (a 401K plan) covering employees who are at least 21 years of age, have completed at least one year of service and who work at least 1,000 hours annually. Under the profit sharing portion of the plan, the Company can make discretionary contributions which vest at a rate of 20 percent per year after two years of service. The Company matches 50 percent of an employee’s voluntary pre-tax contributions up to a maximum of four percent of an employee’s compensation. The Company’s matching portion vests in accordance with the plan’s vesting schedule. Total Company contributions to the retirement plan, net of forfeitures, were $1,549,000, $1,391,000 and $816,000 for 2007, 2006 and 2005, respectively.

The Company has an executive split dollar life insurance plan wherein eligible executives are provided with pre-retirement life insurance protection based upon three to five times base salary. Upon retirement, the executive is provided with life insurance protection based upon one and one-half to two and one-half times final base salary. The expense for this plan was $287,000, $158,000 and $57,000 in 2007, 2006 and 2005, respectively.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The Company also has an executive deferral plan providing officers, key executives and director-level employees with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer up to 100% of their base compensation and bonuses earned. The Company will match the officers’ and key executives’ contributions 100%, and the director-level employees’ contributions 50%, up to the first 10% of compensation deferred. A participant’s Company matching contributions and related investment earnings are 20% vested after four years of participation in the plan and increase 20% per year through the eighth year, at which time a participant is fully vested. The liability to the employees for amounts deferred was $9,824,000 at February 2, 2008 and $8,921,000 at February 3, 2007, and is included in other liabilities in the Consolidated Balance Sheets. The expense for this plan, net of forfeitures, was $834,000, $752,000 and $831,000 in 2007, 2006 and 2005, respectively.

In connection with the above two plans, whole life insurance contracts were purchased on the related participants. At February 2, 2008 and February 3, 2007, the cash surrender value of these policies was $15,844,000 and $13,833,000, respectively, and is included in other assets in the Consolidated Balance Sheets.

8. Stockholders’ Equity

Stock Repurchase Plan

During 2007, 2006 and 2005, the Company repurchased 2,438,854 shares, 410,812 shares and 836,550 shares of its common stock in the open market at a total cost of $26.9 million, $6.1 million and $17.3 million, respectively. As of February 2, 2008, there are 807,984 shares which can be repurchased pursuant to the Board of Directors’ current authorization.

Share-Based Compensation Expense

For the years ended February 2, 2008 and February 3, 2007, pre-tax share-based compensation expense was recorded as follows:

	2007	2006
Cost of merchandise sold	$3,777	$3,432
Selling, general and administrative expenses	2,139	2,073

Total share-based compensation expense	$5,916	$5,505

Included in 2007 share-based compensation expense is $0.4 million for dividends paid on restricted stock awards that are not expected to vest. As required by SFAS 123R, such payments are recorded as share-based compensation expense instead of dividends paid.

Share-Based Compensation Plans

The Company has an Employee Stock Purchase Plan (the “Stock Purchase Plan”) whereby all employees who complete six months employment with the Company and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan are permitted to use their payroll deductions to acquire shares at 85% of the lower of the fair market value of the Company’s stock determined at either the beginning or the end of each option period. In 2007, 2006 and 2005, the participants acquired 190,663 shares, 97,480 shares and 74,120 shares of the Company’s common stock at weighted-average per share prices of $5.91, $11.90 and $15.00, respectively. The fair value of Employee Stock Purchase Plan shares was estimated using the Black-Scholes call option value method with the following weighted-average assumptions for 2007: expected volatility of 42.2%, expected dividend yield of 1.9%, a risk-free interest rate of 5.0%, a present-value discount factor of 1.0% and an expected term of six months. Share-based compensation expense for the Stock Purchase Plan was $0.6 million and $0.4 million in 2007 and 2006, respectively.

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

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following table presents the number of awards initially authorized and available to grant under the Omnibus Plan (shares in thousands):

Shares
Awards initially authorized	4,500
Shares registered December 2007	3,000

Total awards authorized	7,500

Awards available for grant:
January 28, 2006	2,495
February 3, 2007	1,233
February 2, 2008	4,147

Stock Options

The fair value of each stock option granted during 2007 and 2006 was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: expected volatility of 46.2% and 47.2% respectively, expected dividend yield of 2.1% and 1.5% respectively, a risk-free interest rate of 4.4% and 4.8% respectively, and an expected option term of 4.8 years and 5.2 years respectively. The expected volatility is based on the historical volatility of our stock prices over assumed expected terms. The risk-free interest rate is estimated from yields of U.S. Treasury instruments of varying maturities with terms consistent with the expected terms of the options. The expected term of an option is calculated from a lattice model using historical employee exercise data.

A summary of stock option information for the three years ended February 2, 2008 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
Outstanding at January 29, 2005	3,642	$11.55
Granted	445	20.83
Exercised	(1,214)	12.46
Cancelled or forfeited	(98)	11.82

Outstanding at January 28, 2006	2,775	12.63
Granted	751	16.66
Exercised	(190)	11.23
Cancelled or forfeited	(72)	13.82

Outstanding at February 3, 2007	3,264	13.81
Granted	567	12.35
Exercised	(284)	12.39
Cancelled or forfeited	(914)	15.76

Outstanding at February 2, 2008	2,633	$12.75	$37	3.9 years

Exercisable stock options at February 2, 2008	1,475	$9.81	$21	2.9 years

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 2, 2008. This amount changes based on the fair market value of the Company’s common stock.

As of February 2, 2008, there was $3.9 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 2.4 years. The weighted-average grant-date fair value of options granted during 2007 was $4.91. The total intrinsic value of stock options exercised during 2007, 2006 and 2005 was approximately $0.9 million, $0.9 million and $12.1 million, respectively. Cash received and the total tax benefit from the exercise of stock options during 2007 was $3.5 million and $0.3 million, respectively.

On August 27, 2007 the Company’s Board of Directors appointed Linda M. Farthing as President and Chief Executive Officer of the Company. Ms. Farthing was granted an option to purchase 200,000 shares of the Company’s common stock, at an exercise price of $8.56, under the Company’s 2001 Omnibus Plan. The options, valued at $527,000, vested immediately and were recognized as expense

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

during the third quarter of 2007. The options may not be exercised after the earlier of seven years from August 27, 2007 or 90 days following Ms. Farthing’s ceasing to be either an executive officer or a member of the Board of Directors of the Company. Shares acquired on exercise of the options may not be sold until the earlier of August 27, 2008 or a change of control of the Company.

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

In accordance with SFAS No. 123R, recording of share-based compensation expense for awards with performance conditions is based on the probable outcome of that performance condition. EPS Performance Shares are earned based on the Company’s achieving aggregate three year EPS goals. Due to the effect of the 2006 and 2007 EPS shortfall to goal, no share-based compensation expense was recorded for these performance-based shares in 2006 or 2007.

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

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

A summary of restricted stock awards and MP Performance Share activity as of and for the three years ended February 2, 2008 is as follows (shares in thousands):

	Restricted Stock Awards		MP Performance Shares
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 29, 2005	85	$8.86
Granted	192	21.33
Vested	(6)	13.45
Forfeited	(9)	13.25

Non-vested at January 28, 2006	262	17.75
Granted	361	14.31	240	$14.24
Vested	(57)	6.36
Forfeited	(22)	19.78

Non-vested at February 3, 2007	544	16.82	240	14.24
Granted	178	9.12
Vested	(19)	16.36
Forfeited	(123)	20.51

Non-vested at February 2, 2008	580	$14.39	240	$14.24

Total unrecognized compensation cost	$5,548		$158
Weighted-average expected life remaining	3.4 years		49 days

The total fair value of restricted stock awards vested during fiscal 2007 was $0.2 million. As of February 2, 2008, there were no vested MP Performance Shares.

Prior Period Pro Forma Presentation

Prior to January 29, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. The following table illustrates the pro forma effect on net income and earnings per share for 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards prior to January 29, 2006:

Net income – as reported	$50,884

Add: Share-based compensation expense included in net income, net of related tax effects	555

Less: Share-based compensation expense determined under the fair value method, net of related tax effects	(1,743)

Pro forma net income	$49,696

Basic earnings per share – as reported	$1.18
Basic earnings per share – pro forma	$1.15
Diluted earnings per share – as reported	$1.15
Diluted earnings per share – pro forma	$1.12

The fair value of options granted during 2005 was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants made during 2005: expected volatility of 50.9%, expected dividend yield of 0.0%, a risk-free interest rate of 4.0% and expected option term of five years. An expected dividend yield of 0.0% was used because the Company did not pay dividends prior to May 2005. The weighted-average fair value of options granted during 2005 was $11.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

9. Store Closing Charges

The Company closes under-performing stores in the normal course of business. The Company closed two stores during 2007, six stores during 2006 and six stores during 2005 incurring pre-tax lease termination and severance costs of $0.6 million, $1.1 million and $1.1 million, respectively. Lease termination costs are net of estimated sublease income that could reasonably be obtained for the properties. In the event the Company is not successful in subleasing closed store locations when management expects, additional reserves for store closing costs may be recorded. During 2007, 2006 and 2005, the Company recorded net pre-tax charges of $0.5 million, $0.7 million and $1.6 million, respectively, to adjust previously recorded store closing reserves for changes in estimated sublease income, net of a lease termination recovery. Store closing charges are included in SG&A expenses in the Consolidated Statements of Operations.

The following tables show the activity in the store closing reserve:

	February 3, 2007	Charges	Payments	February 2, 2008
Lease termination costs	$4,639	$889	$2,207	$3,321
Severance	—	256	256	—

Total store closing reserve	$4,639	$1,145	$2,463	$3,321

	January 28, 2006	Charges	Payments	February 3, 2007
Lease termination costs	$5,522	$1,325	$2,208	$4,639
Severance	63	452	515	—

Total store closing reserve	$5,585	$1,777	$2,723	$4,639

	January 29, 2005	Charges	Payments	January 28, 2006
Lease termination costs	$6,898	$2,164	$3,540	$5,522
Severance	131	534	602	63

Total store closing reserve	$7,029	$2,698	$4,142	$5,585

The store closing reserve at February 2, 2008, February 3, 2007 and January 28, 2006 includes a current portion (in accrued liabilities) of $1.2 million, $2.1 million and $2.8 million, respectively, and a long-term portion (in other liabilities) of $2.1 million, $2.5 million and $2.8 million, respectively.

10. Sales by Major Merchandise Category

The Company is a single business segment as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that companies report revenues for each product or group of similar products. The following table summarizes the Company’s sales by major merchandise category:

	2007	2006	2005
Ladies’ apparel and accessories	$901,719	$901,289	$878,934
Men’s apparel and accessories	309,832	316,408	298,809
Gifts and linens	203,683	226,272	231,382
Other	42,411	57,327	72,490

Net sales	$1,457,645	$1,501,296	$1,481,615

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

11. Quarterly Results of Operations (Unaudited)

Year Ended February 2, 2008	13 Weeks Ended May 5, 2007	13 Weeks Ended Aug. 4, 2007	13 Weeks Ended Nov. 3, 2007	13 Weeks Ended Feb. 2, 2008
Net sales	$376,119	$330,739	$333,343	$417,444
Gross profit	104,910	86,198	86,212	84,090
Net income (loss)	8,112	2,195	(2,689)	(12,148)
Basic income (loss) per share	$0.19	$0.05	$(0.06)	$(0.30)
Diluted income (loss) per share	$0.18	$0.05	$(0.06)	$(0.30)

Year Ended February 3, 2007	13 Weeks Ended Apr. 29, 2006	13 Weeks Ended July 29, 2006	13 Weeks Ended Oct. 28, 2006	14 Weeks Ended Feb. 3, 2007
Net sales	$364,831	$336,304	$339,171	$460,990
Gross profit	97,586	94,006	89,262	135,467
Net income	7,559	8,312	237	21,068
Basic income per share	$0.17	$0.19	$0.01	$0.49
Diluted income per share	$0.17	$0.19	$0.01	$0.48

12. Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

EXHIBIT INDEX

3.1	Articles of Incorporation of Stein Mart, Inc., incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

3.2	Bylaws of Stein Mart, Inc., amended September 8, 2003, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

4.1	Provisions of the Articles of Incorporation and Bylaws of Stein Mart, Inc. defining rights of shareholders of Common Stock of Stein Mart, Inc., incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 30, 2000

4.2	Form of stock certificate for Common Stock, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.1*	Form of Director’s and Officer’s Indemnification Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.2*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.3*	Form of Incentive Stock Option Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.4*	Form of Option Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on August 7, 2001

10.5	Form of Option Award Agreement for Non-Employee Directors, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on August 7, 2001

10.6*	Form of Restricted Share Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

10.7*	Form of Performance Share Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended October 28, 2006

10.8	Profit Sharing Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.9*	Executive Health Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.10*	Director Stock Option Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.11*	Executive Split Dollar Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 1, 2000

10.12	Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on August 7, 2001

10.13	First Amendment to Stein Mart, Inc. 2001 Omnibus Plan, dated December 12, 2006, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 3, 2007

10.14*	Executive Deferral Plan, amended November 1, 2002, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

10.15*	Management Incentive Compensation Plan, amended June 6, 2006, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended July 29, 2006

10.16*	Employment Agreement, dated as of July 11, 2005, between Stein Mart, Inc. and Michael D. Fisher, incorporated by reference to the Company’s Form 8-K filed on July 15, 2005

10.17*	Separation Agreement and Release, dated as of August 27, 2007, between Stein Mart, Inc. and Michael D. Fisher, incorporated by reference to the Company’s Form 8-K/A filed on October 5, 2007

10.18*	Employment Agreement, dated as of July 11, 2005, between Stein Mart, Inc. and James G. Delfs, incorporated by reference to the Company’s Form 8-K filed on July 15, 2005

10.19*	Employment Agreement, dated as of September 16, 2006, between Stein Mart, Inc. and D. Hunt Hawkins, incorporated by reference to the Company’s Form 8-K filed on September 25, 2006

10.20*	Employment Agreement, dated as of July 11, 2005, between Stein Mart, Inc. and Michael D. Ray, incorporated by reference to the Company’s Form 8-K filed on July 15, 2005

10.21*	Employment Agreement, dated as of September 16, 2006, between Stein Mart, Inc. and William A. Moll, incorporated by reference to the Company’s Form 8-K filed on September 25, 2006

10.22*	Employment Agreement, dated as of August 27, 2007, between Stein Mart, Inc. and Linda McFarland Farthing, incorporated by reference to the Company’s Form 8-K/A filed on October 5, 2007

10.23*	Option Award Agreement, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, dated August 27, 2007, between Stein Mart, Inc. and Linda McFarland Farthing, incorporated by reference to the Company’s Form 8-K filed on August 31, 2007

10.24	Loan and Security Agreement dated July 18, 2003, among Stein Mart, Inc., Wachovia Bank, National Association and Fleet Retail Finance, Inc. as Co-Arrangers, Congress Financial Corporation (Florida) as Administrative and Collateral Agent, General Electric Capital Corporation as Documentation Agent and the Lenders (as such terms are defined in the Credit Agreement), incorporated by reference to the Company’s Form 10-Q for the quarter ended August 2, 2003

10.25	Amendment No. 1 to Loan and Security Agreement dated January 11, 2006 between Stein Mart, Inc. and Wachovia Bank, National Association (successor to Congress Financial Corporation), incorporated by reference to the Company’s Form 8-K filed on January 17, 2006

10.26	Amended and Restated Supply Agreement, dated May 30, 2006, between DSW, Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 8-K filed on June 5, 2006

10.27	Co-Brand Credit Card Consumer Program Agreement by and between Stein Mart, Inc. and GE Money Bank, dated as of September 28, 2006, incorporated by reference to the Company’s Form 8-K filed on October 4, 2006

23.1	Consent of PricewaterhouseCoopers LLP (filed herein)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

*	Management contract or compensatory plan or arrangements.