Form 10-Q
period 2008-05-03
STEIN MART INC
filed 2008-06-11
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

The number of shares outstanding of the Registrant’s common stock as of May 30, 2008 was 42,112,853.

STEIN MART, INC.

Stein Mart, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share data)

	May 3, 2008	February 2, 2008	May 5, 2007
ASSETS
Current assets:
Cash and cash equivalents	$22,473	$15,145	$23,484
Trade and other receivables	11,493	12,372	10,172
Inventories	280,573	262,496	308,279
Income taxes receivable	10,060	14,103	—
Prepaid expenses and other current assets	15,309	13,985	17,151

Total current assets	339,908	318,101	359,086
Property and equipment, net	109,948	110,687	112,376
Other assets	33,535	31,751	28,633

Total assets	$483,391	$460,539	$500,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,392	$77,124	$91,635
Accrued liabilities	73,774	75,508	73,093
Income taxes payable	—	—	9,108

Total current liabilities	154,166	152,632	173,836
Notes payable to banks	40,000	27,133	5,420
Other liabilities	28,864	24,085	24,359

Total liabilities	223,030	203,850	203,615
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 42,078,878, 41,831,182 and 43,850,458 shares issued and outstanding, respectively	421	418	438
Additional paid-in capital	6,489	5,288	24,888
Retained earnings	253,451	250,983	271,154

Total stockholders’ equity	260,361	256,689	296,480

Total liabilities and stockholders’ equity	$483,391	$460,539	$500,095

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended May 3, 2008	13 Weeks Ended May 5, 2007
Net sales	$352,123	$376,119
Cost of merchandise sold	254,377	271,209

Gross profit	97,746	104,910
Selling, general and administrative expenses	91,539	97,411
Other income, net	5,930	5,379

Income from operations	12,137	12,878
Interest (expense) income, net	(367)	127

Income before income taxes	11,770	13,005
Provision for income taxes	4,772	4,893

Net income	$6,998	$8,112

Net income per share:
Basic	$0.17	$0.19

Diluted	$0.17	$0.18

Weighted-average shares outstanding:
Basic	41,251	43,240

Diluted	41,435	43,912

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	13 Weeks Ended May 3, 2008	13 Weeks Ended May 5, 2007
Cash flows from operating activities:
Net income	$6,998	$8,112
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,497	6,365
Impairment of property and other assets	—	108
Store closing charges	111	55
Deferred income taxes	271	(1,092)
Share-based compensation	1,258	2,300
Tax benefit from equity issuances	—	293
Excess tax benefits from share-based compensation	—	(267)
Changes in assets and liabilities:
Trade and other receivables	879	(8)
Inventories	(18,077)	(17,336)
Income taxes receivable	4,043	—
Prepaid expenses and other current assets	(1,729)	(687)
Other assets	(1,327)	(2,410)
Accounts payable	3,268	8,392
Accrued liabilities	(2,547)	(4,938)
Income taxes payable	—	(3,983)
Other liabilities	264	2,005

Net cash used in operating activities	(91)	(3,091)

Cash flows from investing activities:
Capital expenditures	(5,448)	(5,266)
Purchases of short-term investments	—	(36,580)
Sales of short-term investments	—	47,415

Net cash (used in) provided by investing activities	(5,448)	5,569

Cash flows from financing activities:
Borrowings under notes payable to banks	242,212	7,420
Repayments of notes payable to banks	(229,345)	(2,000)
Cash dividends paid	—	(2,734)
Excess tax benefits from share-based compensation	—	267
Proceeds from exercise of stock options	—	3,450
Repurchase of common stock	—	(2,957)

Net cash provided by financing activities	12,867	3,446

Net increase in cash and cash equivalents	7,328	5,924
Cash and cash equivalents at beginning of year	15,145	17,560

Cash and cash equivalents at end of period	$22,473	$23,484

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair statement have been included. Operating results for the 13-week periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended February 2, 2008.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Recent Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF No. 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board Opinion No. 12, Omnibus Opinion-1967. The Company adopted EITF 06-4 on February 3, 2008 and recognized a liability of $4.5 million (included in other liabilities) and recorded a corresponding reduction to retained earnings representing the cumulative effect of the change in accounting principle. Subsequent increases in this liability will be recorded as an expense.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on February 3, 2008 and had no effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for the Company on February 3, 2008 and had no effect on the Company’s financial position or results of operations.

2. Stockholders’ Equity

Stock Repurchase Plan

During the 13 weeks ended May 5, 2007, the Company repurchased 201,500 shares of its common stock in the open market at a total cost of $3.0 million. As of May 3, 2008, there are 807,984 shares which can be repurchased pursuant to the Board of Directors’ current authorizations.

Share-Based Compensation Expense

For the 13 weeks ended May 3, 2008 and May 5, 2007, pre-tax share-based compensation expense was recorded as follows:

	13 Weeks Ended May 3, 2008	13 Weeks Ended May 5, 2007
Cost of merchandise sold	$806	$1,432
Selling, general and administrative expenses	452	868

Total share-based compensation expense	$1,258	$2,300

3. Earnings Per Share (“EPS”)

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

A reconciliation of basic weighted-average number of common shares to diluted weighted-average number of common shares is as follows (shares in thousands):

	13 Weeks Ended May 3, 2008	13 Weeks Ended May 5, 2007
Basic weighted-average number of common shares	41,251	43,240
Incremental shares from share-based compensation plans	184	672

Diluted weighted-average number of common shares	41,435	43,912

Options to purchase approximately 2.2 million and 1.1 million shares of common stock that were outstanding during the 13 weeks ended May 3, 2008 and May 5, 2007, respectively, were not included in the computation of diluted net income per share as the exercise prices of these options were greater than the average market price of the common shares.

STEIN MART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to changes in consumer spending due to current events and/or general economic conditions, the effectiveness of advertising, marketing and promotional strategies, ongoing competition from other retailers, changing preferences in apparel, unanticipated weather conditions and unseasonable weather, adequate sources of merchandise at acceptable prices, the availability of suitable new store sites at acceptable lease terms, the Company’s ability to attract and retain qualified employees to support planned growth, the ability to successfully implement strategies to exit or improve under-performing stores and disruption of the Company’s distribution system. Readers are urged to review and consider the matters discussed in “Item 1A. Risk Factors” of our Form 10-K for 2007.

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

Overview

Stein Mart is a retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, gifts, linens and shoes. Management believes that Stein Mart differentiates itself from typical off-price retailers by offering: (i) primarily current-season merchandise carried by better department and specialty stores, (ii) at moderate to better price levels, (iii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, and (iv) merchandise presentation and customer service more comparable to other upscale retailers. As of May 3, 2008, we operated 284 stores.

For the 13 weeks ended May 3, 2008, net sales decreased 6.4 percent to $352.1 million from $376.1 million for the same 2007 quarter and comparable store sales decreased 9.3 percent. Gross profit decreased to $97.7 million or 27.8 percent of net sales for the 13 weeks ended May 3, 2008 from $104.9 million or 27.9 percent of net sales for the same 2007 quarter. The gross profit rate was essentially flat, with increased occupancy costs offset by improved markup and decreased markdowns. Selling, general and administrative (“SG&A”) expenses were slightly higher as a percentage of net sales due to a lack of leverage on negative comparable store sales, but reflected a decrease of $5.9 million primarily from reduced advertising and corporate office expenses. The decrease in gross profit partially offset by a favorable decrease in SG&A contributed to earnings of $7.0 million or $0.17 per diluted share as compared to net income of $8.1 million or $0.18 per diluted share in the first quarter of 2007.

The first quarter of 2008 was extremely challenging from a sales perspective. We, like most other retailers, found consumers were prompted to shop only when there was significant discounting involved. We responded to the worsening environment at the end of the fourth quarter of 2007 by taking markdowns then on seasonal merchandise. This aggressive posture benefited merchandise margins in the first quarter, even as spring sales failed to materialize. However, the sales shortfall in the first quarter will have adverse markdown ramifications in the second quarter and, if negative sales trends persist, we will have to take steeper markdowns in the second quarter in order to reach our goal of keeping inventories current.

We continued to target expense reductions during the first quarter of 2008; however, any additional expense reductions will have limited benefit in the second quarter, and we will not have the opportunity to save on adverting expense in the second quarter as we did in the first. During the second quarter, we will be focused on a number of merchandising initiatives, including increasing our assortment of recognizable brand-name merchandise and taking advantage of more opportunistic buys, while at the same time, keeping inventories in line with the rate of sales.

Marketing continues to be a priority for us as evidenced by the addition of a new Senior Vice President, Marketing to lead our advertising, marketing and sales promotion efforts. Her charge is to strengthen our Preferred Customer Program, completely review the vehicles and messages of our advertising program, and ensure that our customer relationship management tools are providing the kind of valuable, actionable information we need to communicate with our customers. In that vein, we have partnered with a new firm to manage our customer relationship marketing, and through analysis, they will help us develop strategies for outreach.

Stores

There were 284 stores open as of May 3, 2008 and 270 stores open as of May 5, 2007. We plan to open a total of six new stores, relocate one store and close six existing stores in 2008.

	13 Weeks Ended May 3, 2008	13 Weeks Ended May 5, 2007
Stores at beginning of period	280	268
Stores opened during the period	5	2
Stores closed during the period	(1)	—

Stores at the end of period	284	270

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Income expressed as a percentage of the Company’s net sales (numbers may not add due to rounding):

	13 Weeks Ended May 3, 2008	13 Weeks Ended May 5, 2007
Net sales	100.0%	100.0%
Cost of merchandise sold	72.2	72.1

Gross profit	27.8	27.9
Selling, general and administrative expenses	26.0	25.9
Other income, net	1.7	1.4

Income from operations	3.4	3.4
Interest (expense) income, net	(0.1)	—

Income before income taxes	3.3	3.5
Provision for income taxes	1.4	1.3

Net income	2.0%	2.2%

For the 13 weeks ended May 3, 2008 compared to the 13 weeks ended May 5, 2007

The $24.0 million or 6.4% total net sales decrease for the 13 weeks ended May 3, 2008 compared to the 13 weeks ended May 5, 2007 reflects a $34.7 million decrease in comparable store sales and a $2.1 million decrease in net sales due to the closing of two stores in 2007 and one in 2008, offset by an increase in net sales of $12.8 million due to the inclusion of sales for the 14 stores opened in 2007 and the opening of five stores in 2008. Comparable stores sales for the 13 weeks ended May 3, 2008 decreased 9.3% compared to the 13 weeks ended May 5, 2007.

Gross profit for the 13 weeks ended May 3, 2008 was $97.7 million or 27.8 percent of net sales compared to $104.9 million or 27.9 percent of net sales for the 13 weeks ended May 5, 2007. The $7.2 million decrease in gross profit reflects an $8.6 million decrease in the comparable store group and a $0.7 million decrease due to the closing of two stores in 2007 and one in 2008, partially offset by a $2.1 million increase due to the inclusion of operating results for the 14 stores opened in 2007 and the opening of five stores in 2008. Gross profit as a percent of sales was essentially flat to last year due to a 1.2 percentage point increase in occupancy and buying costs offset by a 0.7 percentage point decrease in markdowns and a 0.4 percentage point increase in markup.

SG&A expenses decreased $5.9 million to $91.5 million or 26.0 percent of net sales for the 13 weeks ended May 3, 2008 from $97.4 million or 25.9 percent of net sales for the same 2007 quarter. Even though the total number of stores increased by 14 since the first quarter of 2007, store operating expenses and depreciation increased only $0.4 million, while advertising expense decreased $4.6 million and corporate expense decreased $1.6 million. The modest increase in store operating expenses and depreciation included a $3.7 million increase in expenses for the non-comparable store group, offset by a $2.9 million decrease in the comparable store group and a $0.5 million decrease from the closing of two stores in 2007 and one store in 2008. The non-comparable store group had higher expenses this quarter due to the inclusion of operating results for the 14 stores opened in 2007 and the five stores opened in 2008, while the comparable store group expenses decreased due to cost saving initiatives. Advertising expense was lower this quarter due to reduced spending on television, radio, newspaper and magazine advertising. Corporate overhead expense was lower primarily due to cost saving initiatives and decreased share-based compensation expense.

Share-based compensation expense from stock options, restricted stock and performance awards was $1.3 million for the first quarter of 2008 and $2.3 million for the first quarter of 2007. The decrease of $1.0 million is included in cost of merchandise sold at $0.6 million and in SG&A expenses at $0.4 million.

Other income, net was $5.9 million or 1.7 percent of net sales for the 13 weeks ended May 3, 2008 compared to $5.4 million or 1.4 percent of net sales for the same 2007 quarter. The increase is due to an increased number of credit cards issued through our co-brand credit card program.

The effective income tax rate increased from 37.6 percent for the first quarter of 2007 to 40.5 percent for the first quarter of 2008 primarily due to the effect on statutory rates of permanent book/tax items and the recording of unrecognized tax benefits in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Liquidity and Capital Resources

The Company’s primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company’s working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of May 3, 2008, the Company had $22.5 million in cash and cash equivalents.

Net cash used in operating activities was $0.1 million for the first quarter of 2008 compared to $3.1 million for the first quarter of 2007. Less cash was used in operating activities during the first quarter of 2008 compared to the first quarter of 2007 primarily due to $8.0 million less cash used for income taxes offset by a $5.1 million smaller increase in accounts payable during the first quarter of 2008. Less cash was needed for income taxes due to a significant income tax receivable recorded at February 2, 2008. While both inventories and accounts payable increased during the quarters, the increase in accounts payable was less during the first quarter of 2008 due to timing of merchandise receipts and vendor payments.

Net cash used in investing activities was $5.4 million for the first quarter of 2008 compared to $5.6 million of cash provided by investing activities for the first quarter of 2007. More cash was provided last year due to a $10.8 million net liquidation of short-term investments, while this year cash was provided by borrowing on the revolving credit agreement. The Company expects to invest approximately $17-$20 million in capital expenditures in 2008 to open new stores and continue updating systems and existing stores.

Net cash provided by financing activities was $12.9 for the first quarter of 2008 compared to $3.4 million for the first quarter of 2007. More cash was provided by financing activities during the first quarter of 2008 primarily due to a $7.5 million increase in net borrowings under the revolving credit agreement and discontinuing cash dividends and common stock repurchases. In February 2008 the Board of Directors suspended the payment of a quarterly dividend in order to conserve cash until improvements occur in the Company’s business and in the current difficult retail industry conditions.

The Company has a $100 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which expires in January 2011. Under the terms of the Agreement, the Company has the option to increase the facility by an additional $50 million. Borrowings are based on and collateralized primarily by eligible inventory. The Company had $40.0 million in borrowings and $10.0 million of outstanding standby letters of credit at May 3, 2008. Approximately $50 million was available under the Agreement and no event of default existed under the terms of the Agreement at May 3, 2008.

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

Recent Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF No. 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board Opinion No. 12, Omnibus Opinion-1967. The Company adopted EITF 06-4 on February 3, 2008 and recognized a liability of $4.5 million and recorded a corresponding reduction to retained earnings representing the cumulative effect of the change in accounting principle. Subsequent increases in this liability will be recorded as an expense.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on February 3, 2008 and had no effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for the Company on February 3, 2008 and had no effect on the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended February 2, 2008, filed with the Securities and Exchange Commission on April 17, 2008. There were no material changes to our market risk during the 13 weeks ended May 3, 2008.

Item 4.	Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 3, 2008 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. There were no repurchases by the Company of its common stock during the quarter ended May 3, 2008. As of May 3, 2008, there were 807,984 shares which could be repurchased pursuant to an April 17, 2007 Board authorization to repurchase 2.5 million shares of common stock which does not have an expiration date.

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

STEIN MART, INC.

Date: June 11, 2008	By:	/s/ Linda M. Farthing
Linda M. Farthing
President and Chief Executive Officer

/s/ James G. Delfs
James G. Delfs
Senior Vice President, Finance and Chief Financial Officer