Form 10-Q
period 2008-08-02
STEIN MART INC
filed 2008-09-10
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

or

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

The number of shares outstanding of the Registrant’s common stock as of August 29, 2008 was 42,326,872.

STEIN MART, INC.

Stein Mart, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share data)

	August 2, 2008	February 2, 2008	August 4, 2007
ASSETS
Current assets:
Cash and cash equivalents	$18,312	$15,145	$16,853
Trade and other receivables	8,283	12,372	9,999
Inventories	248,900	262,496	272,447
Income taxes receivable	10,759	14,103	2,445
Prepaid expenses and other current assets	14,680	13,985	16,290

Total current assets	300,934	318,101	318,034
Property and equipment, net	107,911	110,687	113,732
Other assets	33,184	31,751	30,305

Total assets	$442,029	$460,539	$462,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,880	$77,124	$62,270
Accrued liabilities	73,760	75,508	71,794

Total current liabilities	127,640	152,632	134,064
Notes payable to banks	30,958	27,133	14,341
Other liabilities	29,329	24,085	27,887

Total liabilities	187,927	203,850	176,292
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock—$.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock—$.01 par value; 100,000,000 shares authorized; 42,390,969, 41,831,182 and 42,925,584 shares issued and outstanding, respectively	424	418	429
Additional paid-in capital	8,230	5,288	14,516
Retained earnings	245,448	250,983	270,834

Total stockholders’ equity	254,102	256,689	285,779

Total liabilities and stockholders’ equity	$442,029	$460,539	$462,071

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended August 2, 2008	13 Weeks Ended August 4, 2007	26 Weeks Ended August 2, 2008	26 Weeks Ended August 4, 2007
Net sales	$311,628	$330,739	$663,751	$706,858
Cost of merchandise sold	237,506	244,541	491,883	515,750

Gross profit	74,122	86,198	171,868	191,108
Selling, general and administrative expenses	92,523	87,712	184,062	185,123
Other income, net	5,373	5,255	11,303	10,634

Income (loss) from operations	(13,028)	3,741	(891)	16,619
Interest (expense) income, net	(205)	(43)	(572)	84

Income (loss) before income taxes	(13,233)	3,698	(1,463)	16,703
Income tax benefit (provision)	5,230	(1,503)	458	(6,396)

Net income (loss)	$(8,003)	$2,195	$(1,005)	$10,307

Net income (loss) per share:
Basic	$(0.19)	$0.05	$(0.02)	$0.24

Diluted	$(0.19)	$0.05	$(0.02)	$0.24

Weighted-average shares outstanding:
Basic	41,309	42,547	41,280	42,894

Diluted	41,309	43,070	41,280	43,491

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	26 Weeks Ended August 2, 2008	26 Weeks Ended August 4, 2007
Cash flows from operating activities:
Net income (loss)	$(1,005)	$10,307
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,690	12,671
Impairment of property and other assets	328	108
Store closing charges	1,153	175
Deferred income taxes	(841)	(3,446)
Share-based compensation	2,480	4,710
Tax benefit from equity issuances	—	266
Excess tax benefits from share-based compensation	(3)	(237)
Changes in assets and liabilities:
Trade and other receivables	4,089	165
Inventories	13,596	18,496
Income taxes receivable	3,344	(2,445)
Prepaid expenses and other current assets	(1,100)	532
Other assets	(632)	(2,497)
Accounts payable	(23,244)	(20,973)
Accrued liabilities	(2,625)	(6,315)
Income taxes payable	—	(13,091)
Other liabilities	465	5,602

Net cash provided by operating activities	8,695	4,028

Cash flows from investing activities:
Capital expenditures	(9,900)	(12,628)
Purchases of short-term investments	—	(36,580)
Sales of short-term investments	—	47,415

Net cash used in investing activities	(9,900)	(1,793)

Cash flows from financing activities:
Borrowings under notes payable to banks	399,746	63,689
Repayments of notes payable to banks	(395,921)	(49,348)
Cash dividends paid	—	(5,424)
Excess tax benefits from share-based compensation	3	237
Proceeds from exercise of stock options	—	3,517
Proceeds from employee stock purchase plan	548	586
Repurchase of common stock	(4)	(16,199)

Net cash provided by (used in) financing activities	4,372	(2,942)

Net increase (decrease) in cash and cash equivalents	3,167	(707)
Cash and cash equivalents at beginning of year	15,145	17,560

Cash and cash equivalents at end of period	$18,312	$16,853

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Under the guidance of FSP EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. The Company’s restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the impact of FSP EITF No. 03-6-1 on its consolidated financial statements.

In September 2006, the EITF issued EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF No. 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board Opinion No. 12, Omnibus Opinion-1967. The Company adopted EITF 06-4 on February 3, 2008 and recognized a liability of $4.5 million (included in other liabilities) and recorded a corresponding reduction to retained earnings representing the cumulative effect of the change in accounting principle. Subsequent changes in this liability are recorded through expense.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on February 3, 2008 and had no effect on the Company’s financial position or results of operations. Currently, the only instruments that fall under the scope of this pronouncement are cash equivalents of approximately $235,000 as of August 2, 2008, which are level 1 securities with readily available market prices.

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

2. Revolving Credit Agreement

The Company has a senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2011. Borrowings under the Agreement are based on and collateralized primarily by eligible inventory. The Company routinely issues commercial and standby letters of credit for purposes of securing foreign sourced merchandise and certain insurance programs. The Company had $31 million in borrowings and $8.0 million of outstanding standby letters of credit at August 2, 2008 which reduced the availability under the facility to approximately $61 million. No Event of Default existed under the terms of the Agreement as of August 2, 2008. Effective September 10, 2008, the Company exercised an option to increase the facility from $100 million to $150 million.

The interest rates on borrowings under the Agreement range from Prime (5% at August 2, 2008) to Prime plus .25% per annum for Prime Rate Loans and LIBOR plus 1.00% to LIBOR plus 1.75% per annum for Eurodollar Rate Loans and are established quarterly, based on excess availability as defined in the Agreement. An unused line fee of .20% is charged on the unused portion of the revolving credit facility, based on excess availability. The weighted average interest rate on borrowings outstanding at August 2, 2008 was 3.75%.

All borrowings bear interest at variable rates that approximate current market rates and therefore the carrying value of these borrowings approximates fair value.

3. Stockholders’ Equity

Stock Repurchase Plan

During the 26 weeks ended August 2, 2008 and August 4, 2007, the Company repurchased 730 shares and 1,201,500 shares of its common stock in the open market at a total cost of $3,600 and $16.2 million, respectively. As of August 2, 2008, there are 807,254 shares which can be repurchased pursuant to the Board of Directors’ current authorizations.

Share-Based Compensation Expense

For the 13 weeks and 26 weeks ended August 2, 2008 and August 4, 2007, pre-tax share-based compensation expense was recorded as follows:

	13 Weeks Ended August 2, 2008	13 Weeks Ended August 4, 2007	26 Weeks Ended August 2, 2008	26 Weeks Ended August 4, 2007
Cost of merchandise sold	$719	$1,527	$1,525	$2,959
Selling, general and administrative expenses	503	883	955	1,751

Total share-based compensation expense	$1,222	$2,410	$2,480	$4,710

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

A reconciliation of basic weighted-average number of common shares to diluted weighted-average number of common shares is as follows (shares in thousands):

	13 Weeks Ended August 2, 2008	13 Weeks Ended August 4, 2007	26 Weeks Ended August 2, 2008	26 Weeks Ended August 4, 2007
Basic weighted-average number of common shares	41,309	42,547	41,280	42,894
Incremental shares from share-based compensation plans	—	523	—	597

Diluted weighted-average number of common shares	41,309	43,070	41,280	43,491

Options to purchase approximately 2.1 million and 1.8 million shares of common stock that were outstanding during the 13 weeks ended August 2, 2008 and August 4, 2007, respectively, were not included in the computation of diluted net income (loss) per share as the exercise prices of these options were greater than the average market price of the common shares. For the 26 weeks ended August 2, 2008 and August 4, 2007, options to purchase 2.1 million and 1.7 million shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share for the aforementioned reason. Common stock equivalents totaling 121,741 and 152,662, respectively, would have been included in the diluted net income per share calculation had the Company reported net income for the 13 weeks and 26 weeks ended August 2, 2008.

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

Overview

Stein Mart is a retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices up to 60 percent off department and specialty store prices, every day. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, gifts, linens and shoes. Management believes that Stein Mart differentiates itself from typical off-price retailers by offering: (i) primarily current-season merchandise carried by better department and specialty stores, (ii) at moderate to better price levels, (iii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, and (iv) merchandise presentation and customer service more comparable to other upscale retailers. As of August 2, 2008, we operated 283 stores.

Net sales decreased 5.8 percent for the 13 weeks ended August 2, 2008 compared to the 13 weeks ended August 4, 2007 and decreased 6.1 percent for the 26 weeks ended August 2, 2008 compared to the 26 weeks ended August 4, 2007. Comparable store sales decreased 9.7 percent and 9.5 percent, respectively, for the 13 weeks and 26 weeks ended August 2, 2008 compared to the same periods ended August 4, 2007.

Gross profit decreased to $74.1 million or 23.8 percent of net sales for the 13 weeks ended August 2, 2008 from $86.2 million or 26.1 percent of net sales for the same 2007 quarter. Similarly, gross profit for the 26 weeks ended August 2, 2008 decreased to $171.9 million or 25.9 percent of sales from $191.1 million or 27.0 percent of sales for the 26 weeks ended August 4, 2007. In both periods, the gross profit rate decreased primarily due to higher markdowns and a lack of occupancy leverage on lower sales. Selling, general and administrative (“SG&A”) expenses were higher as a percentage of net sales for both the 13 weeks and 26 weeks ended August 2, 2008 compared to the same periods ended August 4, 2007 primarily due to a lack of leverage on lower sales, and reflected increases in store closing expenses and certain non-recurring legal expenses and other professional fees. These factors contributed to a $0.24 and $0.26 decrease, respectively, in earnings per share for the 13 weeks and 26 weeks ended August 2, 2008 compared to the same periods last year.

Our negative comparable store sales trend continued through the second quarter, and in response to the highly promotional environment, we were forced to discount heavily in order to clear merchandise. We were successful in moving seasonal merchandise, and at the end of the quarter, our inventory was down 12.8% on an average store basis. Because of the aggressive stance we have taken on markdowns, our assortment is far more current than it was at the end of the second quarter last year.

We have placed a high priority on expense reduction and productivity improvements, and thus far we have made meaningful progress in the area of non-merchandise procurement. We remain focused on what we can control in this uncertain environment, and we believe our investment related to expense reductions should begin to benefit us in the 2008 fall season and into 2009.

We are focusing on marketing, where we have partnered with a customer relationship management firm and a new advertising agency. We believe this will enable us to better target our direct marketing, reducing costs and improving the return on our marketing investment.

Stores

There were 283 stores open as of August 2, 2008 and 270 stores open as of August 4, 2007. One new store and one relocated store will open in the third quarter, completing the store-opening program for 2008. We plan to close nine additional stores by the end of fiscal year 2008, which would result in a year-end store count of 276.

	13 Weeks Ended August 2, 2008	13 Weeks Ended August 4, 2007	26 Weeks Ended August 2, 2008	26 Weeks Ended August 4, 2007
Stores at beginning of period	284	270	280	268
Stores opened during the period	—	—	5	2
Stores closed during the period	(1)	—	(2)	—

Stores at the end of period	283	270	283	270

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Operations expressed as a percentage of the Company’s net sales (numbers may not add due to rounding):

	13 Weeks Ended August 2, 2008	13 Weeks Ended August 4, 2007	26 Weeks Ended August 2, 2008	26 Weeks Ended August 4, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	76.2	73.9	74.1	73.0

Gross profit	23.8	26.1	25.9	27.0
Selling, general and administrative expenses	29.7	26.5	27.7	26.2
Other income, net	1.7	1.6	1.7	1.5

Income (loss) from operations	(4.2)	1.1	(0.1)	2.4
Interest (expense) income, net	(0.1)	—	(0.1)	—

Income (loss) before income taxes	(4.2)	1.1	(0.2)	2.4
Income tax benefit (provision)	1.7	(0.5)	0.1	(0.9)

Net income (loss)	(2.6)%	0.7%	(0.2)%	1.5%

For the 13 weeks ended August 2, 2008 compared to the 13 weeks ended August 4, 2007

The $19.1 million or 5.8% total net sales decrease for the 13 weeks ended August 2, 2008 compared to the 13 weeks ended August 4, 2007 reflects a $30.9 million decrease in the comparable store group and a $1.7 million decrease in the closing/closed store group, offset by a $13.5 million increase in the non-comparable store group due to the inclusion of sales for the 14 stores opened in 2007 and the five stores opened in 2008. The closing/closed store group includes the ten stores we plan to close in 2008 and the two stores closed in 2007. Comparable stores sales for the 13 weeks ended August 2, 2008 decreased 9.7% compared to 13 weeks ended August 4, 2007.

Gross profit for the 13 weeks ended August 2, 2008 was $74.1 million or 23.8 percent of net sales compared to $86.2 million or 26.1 percent of net sales for the 13 weeks ended August 4, 2007. The $12.1 million decrease in gross profit reflects a $12.1 million decrease in the comparable store group and a $2.1 million decrease in the closing/closed store group, partially offset by a $2.1 million increase in the non-comparable store group due to the inclusion of operating results for the 14 stores opened in 2007 and five stores opened in 2008. Gross profit as a percent of sales decreased during the second quarter of 2008 primarily from a 1.7 percentage point increase in occupancy costs due to lack of leverage on lower sales. Merchandise margin decreased 0.6 percentage point due to a 1.2 percentage point increase in markdowns offset by a 0.6 percentage point increase in markup.

SG&A expenses increased $4.8 million to $92.5 million or 29.7 percent of net sales for the 13 weeks ended August 2, 2008 from $87.7 million or 26.5 percent of net sales for the same 2007 quarter. Store operating expenses and depreciation increased modestly this quarter due to a $3.4 million increase in expenses for the non-comparable store group, substantially offset by a $2.6 million decrease in expenses for the comparable store group. The non-comparable store group had higher expenses this quarter due to the inclusion of operating results for the 14 stores opened in 2007 and the five stores opened in 2008, while the comparable store group expenses decreased due to cost saving initiatives. Advertising expense decreased $0.5 million this quarter due to reduced spending on television, radio, newspaper and magazine advertising. Store closing costs increased $1.3 million and we incurred certain non-recurring legal expenses and professional fees related to our ongoing expense reduction initiatives, which totaled $2.4 million. Share-based compensation expense decreased $1.2 million ($0.8 million in cost of merchandise sold and $0.4 million in SG&A expenses) primarily due to compensation expense for 2006 performance shares issued being fully recognized through the first quarter of 2008.

For the 26 weeks ended August 2, 2008 compared to the 26 weeks ended August 4, 2007

The $43.1 million or 6.1% total net sales decrease for the 26 weeks ended August 2, 2008 compared to the 26 weeks ended August 4, 2007 reflects a $65.0 million decrease in the comparable store group and a $4.3 million decrease in the closing/closed store group, offset by a $26.2 million increase in the non-comparable store group due to the inclusion of sales for the 14 stores opened in 2007 and the five stores opened in 2008. Comparable stores sales for the 26 weeks ended August 2, 2008 decreased 9.5% compared to the 26 weeks ended August 4, 2007.

Gross profit for the 26 weeks ended August 2, 2008 was $171.9 million or 25.9 percent of net sales compared to $191.1 million or 27.0 percent of net sales for the 26 weeks ended August 4, 2007. The $19.2 million decrease in gross profit reflects a $21.8 million decrease in the comparable store group and a $1.7 million decrease in the closing/closed store group, partially offset by a $4.3 million increase in the non-comparable store group due to the inclusion of operating results for the 14 stores opened in 2007 and the five stores opened in 2008. Gross profit as a percent of sales decreased during the first half of 2008 primarily from a 1.4 percentage point increase in occupancy costs due to lack of leverage on lower sales. Merchandise margin increased 0.3 percentage point due to a 0.5 percentage point increase in markup offset by a 0.2 percentage point increase in markdowns.

SG&A expenses decreased $1.1 million to $184.1 million for the 26 weeks ended August 2, 2008 from $185.1 million for the same 2007 period, but increased as a percent of net sales to 27.7 percent of sales from 26.2 percent of sales. Store operating expenses and depreciation increased $1.2 million during the first half of 2008 due to a $6.4 million increase in expenses for the non-comparable store group, substantially offset by a $5.3 million decrease in expenses for the comparable store group. The non-comparable store group had higher expenses this period due to the inclusion of operating results for the 14 stores opened in 2007 and the five stores opened in 2008, while the comparable store group expenses decreased due to cost saving initiatives. Store closing costs increased $1.2 million due to more planned store closings in 2008. Advertising expense was $5.1 million lower this period due to reduced spending on television, radio, newspaper and magazine advertising. We also incurred certain non-recurring legal expenses and professional fees related to our ongoing expense reduction initiatives in 2008, which totaled $2.8 million. Share-based compensation expense decreased $2.2 million ($1.4 million in cost of merchandise sold and $0.8 million in SG&A expenses) primarily due to compensation expense for 2006 performance shares issued being fully recognized through the first quarter of 2008.

Other income, net was $11.3 million or 1.7 percent of net sales for the 26 weeks ended August 2, 2008 compared to $10.6 million or 1.5 percent of net sales for the same 2007 period. The increase is due to an increased number of credit cards issued through our co-brand credit card program.

The effective income tax rate was 31.3 percent for the first half of 2008 compared to 38.3 percent for the first half of 2007. The rates reflect the statutory federal and state rates, but due to the small taxable loss in 2008, certain book/tax differences and the recording of unrecognized tax benefits in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, have a more significant effect on the rate. For the year, we expect the effective tax rate to be approximately 40 percent.

Liquidity and Capital Resources

The Company’s primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company’s working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of August 2, 2008, the Company had $18.3 million in cash and cash equivalents.

Net cash provided by operating activities was $8.7 million for the first half of 2008 compared to $4.0 million for the first half of 2007. Operating cash flows for the first half of 2008 increased $4.7 million primarily due to an $18.9 million decrease in cash used for income taxes receivable/payable offset by a $9.8 million decrease in cash provided by net income (loss) plus non-cash charges. Less cash was needed for income taxes in 2008 due to a significant income tax receivable recorded at February 2, 2008. While both inventories and accounts payable decreased during the first half of each year, the decrease in accounts payable was greater during the first half of 2008 due to timing of merchandise receipts and vendor payments.

Net cash used in investing activities was $9.9 million for the first half of 2008 and $1.8 million for the first half of 2007. Less cash was used in investing activities last year primarily due to the $10.8 million net liquidation of short-term investments. The Company expects to invest approximately $16-19 million in capital expenditures in 2008 to open new stores and continue updating systems and existing stores.

Net cash provided by financing activities was $4.4 for the first half of 2008 compared to $2.9 million of cash used in financing activities for the first half of 2007. Less cash was used in financing activities during the first half of 2008 primarily because no cash dividends were paid and fewer shares of common stock were repurchased this year. The change in net cash provided by financing activities also includes a $10.5 million decrease in net borrowings. In February 2008 the Board of Directors suspended the payment of a quarterly dividend in order to conserve cash until improvements occur in the Company’s business and in the current difficult retail industry conditions.

The Company has a senior revolving secured credit agreement (the “Agreement”) with a group of lenders which expires in January 2011. Borrowings are based on and collateralized primarily by eligible inventory. The Company had $31 million in borrowings and $8.0 million of outstanding standby letters of credit at August 2, 2008 which reduced the availability under the facility to approximately $61 million. No Event of Default existed under the terms of the Agreement as of August 2, 2008. Effective September 10, 2008, the Company exercised an option to increase the facility from $100 million to $150 million.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Under the guidance of FSP EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. The Company’s restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the impact of FSP EITF No. 03-6-1 on its consolidated financial statements.

In September 2006, the EITF issued EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF No. 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board Opinion No. 12, Omnibus Opinion-1967. The Company adopted EITF 06-4 on February 3, 2008 and recognized a liability of $4.5 million (included in other liabilities) and recorded a corresponding reduction to retained earnings representing the cumulative effect of the change in accounting principle. Subsequent changes in this liability are recorded through expense.

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

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended February 2, 2008, filed with the Securities and Exchange Commission on April 17, 2008. There were no material changes to our market risk during the 26 weeks ended August 2, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 2, 2008 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended August 2, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
May 4, 2008 – May 31, 2008	—	—	—	807,984
June 1, 2008 – July 5, 2008	730	$4.89	730	807,254
July 6, 2008 – August 2, 2008	—	—	—	807,254

Total	730	$4.89	730	807,254

(1)	The Company’s Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by an April 17, 2007 Board authorization to repurchase 2.5 million shares of common stock which does not have an expiration date.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Stein Mart, Inc. was held on June 17, 2008. At the meeting, the stockholders elected all of the Company’s directors to serve for one-year terms. The vote for each nominee for director was as follows:

Name of Director	Votes For	Votes Withheld
Ralph Alexander	38,344,880	408,754
Alvin R. Carpenter	38,152,307	601,327
Irwin Cohen	38,340,646	412,988
Susan Falk	38,345,276	408,358
Linda McFarland Farthing	38,312,010	441,624
Mitchell W. Legler	38,002,984	750,650
Richard L. Sisisky	38,214,048	539,586
Jay Stein	38,193,561	560,073
Martin E. Stein, Jr.	37,381,522	1,372,112
John H. Williams, Jr.	38,189,402	564,232

Shareholders also voted to appoint PricewaterhouseCoopers LLP as Independent Registered Certified Public Accountants for the fiscal year ending January 31, 2009. Voting results were:

For	38,491,425
Against	168,928
Abstain	93,281

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: September 10, 2008	By:	/s/ Linda M. Farthing
Linda M. Farthing
President and Chief Executive Officer

/s/ James G. Delfs
James G. Delfs
Senior Vice President, Finance and Chief Financial Officer