Form 10-Q
period 2008-11-01
STEIN MART INC
filed 2008-12-10
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of November 26, 2008 was 42,351,188.

STEIN MART, INC.

Stein Mart, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share data)

	November 1, 2008	February 2, 2008	November 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$64,834	$15,145	$20,481
Trade and other receivables	7,754	12,372	14,669
Inventories	306,030	262,496	344,817
Income taxes receivable	18,482	14,103	13,252
Prepaid expenses and other current assets	14,553	13,985	16,260

Total current assets	411,653	318,101	409,479
Property and equipment, net	105,629	110,687	115,074
Other assets	29,368	31,751	30,783

Total assets	$546,650	$460,539	$555,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,019	$77,124	$125,085
Accrued liabilities	77,438	75,508	80,139

Total current liabilities	177,457	152,632	205,224
Notes payable to banks	100,000	27,133	54,966
Other liabilities	28,926	24,085	23,594

Total liabilities	306,383	203,850	283,784
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock—$.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock—$.01 par value; 100,000,000 shares authorized; 42,332,941, 41,831,182 and 41,709,780 shares issued and outstanding, respectively	423	418	417
Additional paid-in capital	8,514	5,288	5,612
Retained earnings	231,330	250,983	265,523

Total stockholders’ equity	240,267	256,689	271,552

Total liabilities and stockholders’ equity	$546,650	$460,539	$555,336

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended November 1, 2008	13 Weeks Ended November 3, 2007	39 Weeks Ended November 1, 2008	39 Weeks Ended November 3, 2007
Net sales	$298,815	$333,343	$962,566	$1,040,201
Cost of merchandise sold	231,351	247,131	723,234	762,881

Gross profit	67,464	86,212	239,332	277,320
Selling, general and administrative expenses	93,525	97,224	277,587	282,347
Other income, net	4,954	5,736	16,257	16,370

Income (loss) from operations	(21,107)	(5,276)	(21,998)	11,343
Interest expense, net	(519)	(445)	(1,091)	(361)

Income (loss) before income taxes	(21,626)	(5,721)	(23,089)	10,982
Income tax benefit (provision)	7,508	3,032	7,966	(3,364)

Net income (loss)	$(14,118)	$(2,689)	$(15,123)	$7,618

Net income (loss) per share:
Basic	$(0.34)	$(0.06)	$(0.37)	$0.18

Diluted	$(0.34)	$(0.06)	$(0.37)	$0.18

Weighted-average shares outstanding:
Basic	41,410	41,548	41,323	42,445

Diluted	41,410	41,548	41,323	42,943

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	39 Weeks Ended November 1, 2008	39 Weeks Ended November 3, 2007
Cash flows from operating activities:
Net income (loss)	$(15,123)	$7,618
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,027	19,190
Impairment of property and other assets	475	108
Store closing charges	3,810	396
Deferred income taxes	(584)	(943)
Share-based compensation	2,836	6,496
Tax benefit from equity issuances	—	287
Excess tax benefits from share-based compensation	—	(258)
Changes in assets and liabilities:
Trade and other receivables	4,618	(4,505)
Inventories	(43,534)	(53,874)
Income taxes receivable	(4,379)	(13,252)
Prepaid expenses and other current assets	(690)	(1,729)
Other assets	1,898	(2,560)
Accounts payable	22,895	41,842
Accrued liabilities	872	800
Income taxes payable	—	(13,091)
Other liabilities	(1,906)	1,273

Net cash used in operating activities	(9,785)	(12,202)

Cash flows from investing activities:
Capital expenditures	(13,924)	(20,071)
Purchases of short-term investments	—	(36,580)
Sales of short-term investments	—	47,415

Net cash used in investing activities	(13,924)	(9,236)

Cash flows from financing activities:
Borrowings under notes payable to banks	625,860	236,054
Repayments of notes payable to banks	(552,993)	(181,088)
Cash dividends paid	—	(8,073)
Excess tax benefits from share-based compensation	—	258
Proceeds from exercise of stock options	—	3,521
Proceeds from employee stock purchase plan	548	586
Repurchase of common stock	(17)	(26,899)

Net cash provided by financing activities	73,398	24,359

Net increase in cash and cash equivalents	49,689	2,921
Cash and cash equivalents at beginning of year	15,145	17,560

Cash and cash equivalents at end of period	$64,834	$20,481

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Under the guidance of FSP EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. The Company’s restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The adoption of FSP EITF No. 03-6-1 will not have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on February 3, 2008 and had no effect on the Company’s financial position or results of operations. Currently, the only instruments that fall under the scope of this pronouncement are cash equivalents of approximately $41 million as of November 1, 2008, which are Level 1 securities with readily available market prices.

2. Revolving Credit Agreement

The Company has a senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2011. Effective September 10, 2008, the Company exercised an option to increase the facility from $100 million to $150 million. On September 29, 2008, the Company borrowed $75 million under the Agreement as a proactive step to increase its cash position to preserve its financial flexibility in light of the current uncertainty in the credit markets. The funds are being used to support seasonal working capital needs. The proceeds from this borrowing were invested on a short-term basis in AAA-rated United States Treasury money market funds. As of November 1, 2008, the Company had $100 million in direct borrowings, $8.0 million of outstanding standby letters of credit, and cash and cash equivalents of $64.8 million. Approximately $42 million was available under the Agreement and no event of default existed under the terms of the Agreement at November 1, 2008.

The interest rates on borrowings under the Agreement range from Prime (4.0% at November 1, 2008) to Prime plus ..25% per annum for Prime Rate Loans and LIBOR plus 1.00% to LIBOR plus 1.75% per annum for Eurodollar Rate Loans and are established quarterly, based on excess availability as defined in the Agreement. An unused line fee of .20% is charged on the unused portion of the revolving credit facility, based on excess availability. The weighted-average interest rate on borrowings at November 1, 2008 was 4.24%. Because all borrowings bear interest at variable rates that approximate current market rates, the carrying value of these borrowings approximates fair value.

3. Stockholders’ Equity

Stock Repurchase Plan

During the 39 weeks ended November 1, 2008 and November 3, 2007, the Company repurchased 4,009 shares and 2,438,854 shares of its common stock in the open market at a total cost of $17,000 and $26.9 million, respectively. As of November 1, 2008, there are 803,975 shares which can be repurchased pursuant to the Board of Directors’ current authorizations.

Share-Based Compensation Expense

For the 13 weeks and 39 weeks ended November 1, 2008 and November 3, 2007, pre-tax share-based compensation expense was recorded as follows:

	13 Weeks Ended November 1, 2008	13 Weeks Ended November 3, 2007	39 Weeks Ended November 1, 2008	39 Weeks Ended November 3, 2007
Cost of merchandise sold	$236	$1,148	$1,761	$4,107
Selling, general and administrative expenses	120	638	1,075	2,389

Total share-based compensation expense	$356	$1,786	$2,836	$6,496

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

A reconciliation of basic weighted-average number of common shares to diluted weighted-average number of common shares is as follows (shares in thousands):

	13 Weeks Ended November 1, 2008	13 Weeks Ended November 3, 2007	39 Weeks Ended November 1, 2008	39 Weeks Ended November 3, 2007
Basic weighted-average number of common shares	41,410	41,548	41,323	42,445
Incremental shares from share-based compensation plans	—	—	—	498

Diluted weighted-average number of common shares	41,410	41,548	41,323	42,943

Options to purchase approximately 2.0 million and 2.5 million shares of common stock that were outstanding during the 13 weeks ended November 1, 2008 and November 3, 2007, respectively, were not included in the computation of diluted net income (loss) per share as the exercise prices of these options were greater than the average market price of the common shares. For the 39 weeks ended November 1, 2008 and November 3, 2007, options to purchase 2.0 million and 1.8 million shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share for the aforementioned reason. Common stock equivalents totaling 279,888, 195,071 and 300,238, respectively, would have been included in a diluted net income per share calculation had the Company reported net income for the 13 weeks and 39 weeks ended November 1, 2008 and the 13 weeks ended November 3, 2007.

5. Subsequent Events

On December 2, 2008, the Company’s Board of Directors appointed David H. Stovall, Jr. as President and Chief Executive Officer (“CEO”) of the Company. Mr. Stovall assumed his new responsibilities on December 5, 2008. Mr. Stovall succeeds Linda McFarland Farthing, longtime Stein Mart board member who has held the president and CEO position since September 2007, but announced earlier this fall that a search for her successor had begun. Ms. Farthing’s responsibilities as CEO will conclude on December 10, 2008, at which time she will continue to serve on the Company’s Board of Directors.

In connection with Mr. Stovall’s appointment, the Company and Mr. Stovall executed an employment agreement which, among other things, provides for: (i) a term of three years which will be extended for successive one-year periods unless either the executive or the Company cancels the automatic extension by providing at least 120 days advance written notice, (ii) a base salary of $826,000 per year, (iii) severance compensation equal to 100% of annual base salary and continuation of insurance benefits for one year if terminated without cause by the Company or with good reason by the executive, (iv) restrictive covenants against competing with the Company or recruiting any Company personnel for two years following termination, and (v) vesting of all unvested options and interests in incentive compensation plans upon death or disability. The executive remains eligible for other benefit plans and incentive plans in effect from time to time.

On December 5, 2008, Mr. Stovall was granted an option to purchase one million shares of the Company’s common stock, at an exercise price of $1.25, under the Company’s 2001 Omnibus Plan. The option is valued at $570,000. One-third of the option vests on the first, second and third anniversary dates of grant. The vested portion of the option may be exercised two years after the grant date and no vested portion of the option may be exercised on or after December 5, 2015. Shares acquired on exercise of the option may not be sold until the earlier of (1) one year from date of exercise, or (2) a change of control of the Company. In January 2009, Mr. Stovall will be granted a second option to purchase 200,000 shares of common stock, which has terms similar to the initial option, but will have an exercise price based on the market value of the Company’s common stock on the date of grant.

STEIN MART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to changes in consumer spending due to general economic conditions including uncertainty in the financial and credit markets, the effectiveness of advertising, marketing and promotional strategies, ongoing competition from other retailers, changing preferences in apparel, unanticipated weather conditions and unseasonable weather, adequate sources of merchandise at acceptable prices, the Company’s ability to attract and retain qualified employees, the ability to successfully implement strategies to exit or improve under-performing stores, disruption of the Company’s distribution system, acts of terrorism and failure to adequately protect our trademark Stein Mart® and other marks we use. Readers are urged to review and consider the matters discussed in “Item 1A. Risk Factors” of our Form 10-K for 2007.

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

Overview

Stein Mart is a retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices up to 60 percent off department and specialty store original prices, every day. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, gifts, linens and shoes. Management believes that Stein Mart differentiates itself from typical off-price retailers by offering: (i) primarily current-season merchandise carried by better department and specialty stores, (ii) at moderate to better price levels, (iii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, and (iv) merchandise presentation and customer service more comparable to other upscale retailers. As of November 1, 2008, we operated 279 stores.

For the 13 weeks ended November 1, 2008, the Company incurred a net loss of $(14.1) million or $(0.34) per share compared to a net loss of $(2.7) million or $(0.06) per share for the same 2007 period. For the 39 weeks ended November 1, 2008, the Company incurred a net loss of $(15.1) million or $(0.37) per share compared to net income of $7.6 million or $0.18 per share for the same 2007 period. The 2008 net loss was driven by negative comparable store sales. Comparable store sales decreased 12.6 percent and 10.5 percent, respectively, for the 13 weeks and 39 weeks ended November 1, 2008 from the same 2007 periods. Gross profit decreased for both 2008 periods due to lower merchandise margins resulting from higher markdowns taken to keep inventory levels in line with current sales trends.

Our third quarter was the most challenging in the Company’s history as the economic developments and aggressive promotional activities by the Company’s competitors severely curbed our customer’s normal shopping habits. Despite more aggressive promotion by the Company, reducing average store inventories 12.2 percent year over year, and accelerating our efforts to control costs, the magnitude of the sales shortfall could not be overcome. Although we planned conservatively for the holiday season, current sales trends and the amount and scale of competitive promotion already underway suggest that we will have to be especially aggressive to reduce seasonal inventory in a timely manner resulting in increased markdowns.

We are focused on cash and liquidity and, to that end, we continue to do everything possible to maximize our financial flexibility. In addition to cutting operating expenses, we have expanded our credit facility, scaled back our opening plans to one store, planned significantly reduced capital expenditures in 2009, and suspended the cash dividend and the stock buyback.

Initiatives and Outlook

In light of the severity of the current economic environment, management has accelerated various initiatives begun earlier this year to increase sales, motivate existing customers and attract new ones, reduce expenses and maximize cash flow.

•

In the merchandise area, efforts continue to expand the customer base by adding more desirable name brand merchandise throughout the store, and by extending our assortment to attract a somewhat younger customer to join our traditional base. At the same time, overall inventories are planned to reflect an expectation of continued consumer caution and extreme value-consciousness for the foreseeable future.

•

Customers are understandably focused on superior value. Our updated marketing message positions Stein Mart as a “different kind of discount store” with better brands, service, ambiance and convenience vs. other discount stores. We continue to focus spending on those tactics that deliver a positive return on our marketing investment, including more targeted direct mail, email and efficient reach in newspaper. Like most other retailers, we added promotional events in the third quarter and offered deeper discounts compared to 2007. Going into the holiday season, we plan an even more aggressive promotional cadence, with deeper discounts and unique events designed to capture customers’ interest.

•

The Company has undergone a comprehensive strategic review of expenses throughout the organization. The review surfaced savings opportunities in non-merchandise procurement, some of which are now in effect, with greater potential in 2009 and beyond. Additionally, we have reduced headcount at the managerial level by approximately ten percent, and we have reduced the number of associates’ hours in the stores, also by approximately ten percent.

•

A significant outcome of the strategic review involves the Company’s existing supply chain/distribution process, where we currently have merchandise drop-shipped directly from vendors to individual stores. We anticipate transforming the current process over the next 18 months to one that utilizes outside parties to consolidate merchandise from vendors into third-party owned regional distribution centers for store cluster delivery. Once fully operational, the new third-party-based distribution system is expected to yield significant expense reductions.

•

We are continuing to manage our business to preserve cash and enhance liquidity. Earlier this year, we suspended payment of a cash dividend and the repurchase of the Company’s common stock. We have also reduced capital expenditures for fiscal year 2008 by approximately thirty percent from last year and capital expenditures for 2009 will be significantly less than those in 2008. We have also ceased opening additional stores except where we are obligated by prior agreements to do so.

Although we have been persistently re-forecasting our inventory plan as the economic climate worsens, it appears we will need even more aggressive markdowns in the fourth quarter to end the year with season-appropriate inventories at the proper level. Looking ahead, we are buying very conservatively for the spring season, not only to keep inventories in line, but also to be able to take advantage of many better brand opportunities that have opened up in this environment.

On December 2, 2008, the Company’s Board of Directors appointed David H. Stovall, Jr. as President and Chief Executive Officer (“CEO”) of the Company. Mr. Stovall assumed his new responsibilities on December 5, 2008. Mr. Stovall succeeds Linda McFarland Farthing, longtime Stein Mart board member who has held the president and CEO position since September 2007, but announced earlier this fall that a search for her successor had begun. Ms. Farthing’s responsibilities as CEO will conclude on December 10, 2008, at which time she will continue to serve on the Company’s Board of Directors.

In connection with Mr. Stovall’s appointment, the Company and Mr. Stovall executed an employment agreement which, among other things, provides for: (i) a term of three years which will be extended for successive one-year periods unless either the executive or the Company cancels the automatic extension by providing at least 120 days advance written notice, (ii) a base salary of $826,000 per year, (iii) severance compensation equal to 100% of annual base salary and continuation of insurance benefits for one year if terminated without cause by the Company or with good reason by the executive, (iv) restrictive covenants against competing with the Company or recruiting any Company personnel for two years following termination, and (v) vesting of all unvested options and interests in incentive compensation plans upon death or disability. The executive remains eligible for other benefit plans and incentive plans in effect from time to time.

On December 5, 2008, Mr. Stovall was granted an option to purchase one million shares of the Company’s common stock, at an exercise price of $1.25, under the Company’s 2001 Omnibus Plan. The option is valued at $570,000. One-third of the option vests on the first, second and third anniversary dates of grant. The vested portion of the option may be exercised two years after the grant date and no vested portion of the option may be exercised on or after December 5, 2015. Shares acquired on exercise of the option may not be sold until the earlier of (1) one year from date of exercise, or (2) a change of control of the Company. In January 2009, Mr. Stovall will be granted a second option to purchase 200,000 shares of common stock, which has terms similar to the initial option, but will have an exercise price based on the market value of the Company’s common stock on the date of grant.

Stores

There were 279 stores open as of November 1, 2008 and 276 stores open as of November 3, 2007. We completed our 2008 store-opening program during the third quarter. We plan to close three more stores by the end of fiscal year 2008, which will bring to ten the number of stores closed this year, and the total number of stores in operation to 276 at the end of fiscal year 2008. For 2009, we have not actively sought new real estate, although we will open one new store next year based on a previously signed lease. We anticipate closing ten stores in 2009.

	13 Weeks Ended November 1, 2008	13 Weeks Ended November 3, 2007	39 Weeks Ended November 1, 2008	39 Weeks Ended November 3, 2007
Stores at beginning of period	283	270	280	268
Stores opened during the period	2	8	6	10
Stores closed during the period	(6)	(2)	(7)	(2)

Stores at the end of period	279	276	279	276

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Operations expressed as a percentage of the Company’s net sales (numbers may not add due to rounding):

	13 Weeks Ended November 1, 2008	13 Weeks Ended November 3, 2007	39 Weeks Ended November 1, 2008	39 Weeks Ended November 3, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	77.4	74.1	75.1	73.3

Gross profit	22.6	25.9	24.9	26.7
Selling, general and administrative expenses	31.3	29.2	28.8	27.1
Other income, net	1.7	1.7	1.7	1.6

Income (loss) from operations	(7.1)	(1.6)	(2.3)	1.1
Interest expense, net	(0.2)	(0.1)	(0.1)	—

Income (loss) before income taxes	(7.2)	(1.7)	(2.4)	1.1
Income tax benefit (provision)	2.5	0.9	0.8	(0.3)

Net income (loss)	(4.7)%	(0.8)%	(1.6)%	0.7%

For the 13 weeks ended November 1, 2008 compared to the 13 weeks ended November 3, 2007

Net sales for the third quarter of 2008 were $298.8 million, down 10.4% from $333.3 million in last year’s third quarter. The $34.5 million decrease reflects a $40.3 million decrease in the comparable store group and a $3.8 million decrease in the closing/closed store group, offset by a $9.6 million increase in the non-comparable store group due to the inclusion of sales for the 14 stores opened in 2007 and the 6 stores opened in 2008. The closing/closed store group includes the ten stores we plan to close in 2008 and the two stores closed in 2007. Comparable stores sales for the third quarter of 2008 decreased 12.6% compared to third quarter of 2007.

Gross profit for the third quarter of 2008 was $67.5 million or 22.6 percent of net sales compared to $86.2 million or 25.9 percent of net sales for the third quarter of 2007. The $18.7 million decrease in gross profit reflects a $17.7 million decrease in the comparable store group and a $1.5 million decrease in the closing/closed store group, partially offset by a $0.5 million increase in the non-comparable store group due to the inclusion of operating results for the 14 stores opened in 2007 and six stores opened in 2008. Gross profit as a percent of sales decreased during the third quarter of 2008 primarily from a 1.9 percentage point increase in occupancy costs due to a lack of leverage on lower sales and a 1.0 percentage point decrease in merchandise margin due to increased markdowns slightly offset by an increase in markup.

Selling, general and administrative (“SG&A”) expenses were $93.5 million or 31.3 percent of net sales for the third quarter of 2008 as compared to $97.2 million or 29.2 percent of net sales for the third quarter of 2007. The $3.7 million decrease primarily reflects reductions in advertising and store operating expenses, somewhat offset by increased store closing expenses. Advertising expense decreased $5.2 million this quarter primarily due to reduced broadcast media. Store operating expenses decreased $2.0 million for the comparable store group due to cost saving initiatives, but were offset by a $1.0 million increase for the non-comparable store group due to the inclusion of operating results for the 14 stores opened in 2007 and the six stores opened in 2008. Store closing costs increased $2.6 million due to more planned store closings in 2008. SG&A expenses for the third quarter of 2008 also included $2.3 million for professional fees related to ongoing expense reduction initiatives and higher benefits costs, while last year’s third quarter included $1.8 million of separation costs for the resignation of the former President/Chief Executive Officer. SG&A expenses as a percentage of net sales was higher for the third quarter of 2008 due to a lack of leverage on lower sales.

Interest expense, net increased only slightly for the third quarter of 2008 over the third quarter of 2007 due to higher borrowings at lower interest rates this quarter compared to last year.

Other income, net decreased $0.8 million in the third quarter of 2008 compared to the third quarter of 2007 due to decreases in both credit card income and leased shoe department income resulting from the decreased net sales.

The effective income tax benefit, including certain book/tax differences and the recording of unrecognized tax benefits, is 34.7 percent for the third quarter of 2008 and 34.5 percent for the first 39 weeks of 2008. We expect the effective tax rate to be approximately 35 percent for the 2008 year. The income tax benefit was decreased in the third quarter of 2007 due to lower estimated annual taxable income, certain federal and state tax credits, and other state tax benefits.

For the 39 weeks ended November 1, 2008 compared to the 39 weeks ended November 1, 2007

Net sales for the first 39 weeks of 2008 were $962.6 million, down 7.5% from $1,040.2 million for the first 39 weeks of 2007. The $77.6 million decrease reflects a $105.3 million decrease in the comparable store group and an $8.1 million decrease in the closing/closed store group, offset by a $35.8 million increase in the non-comparable store group due to the inclusion of sales for the 14 stores opened in 2007 and the six stores opened in 2008. Comparable stores sales for the first 39 weeks of 2008 decreased 10.5% compared to the first 39 weeks of 2007.

Gross profit for first 39 weeks of 2008 was $239.3 million or 24.9 percent of net sales compared to $277.3 million or 26.7 percent of net sales for the first 39 weeks of 2007. The $38.0 million decrease in gross profit reflects a $39.7 million decrease in the comparable store group and a $3.2 million decrease in the closing/closed store group, partially offset by a $4.9 million increase in the non-comparable store group due to the inclusion of operating results for the 14 stores opened in 2007 and the six stores opened in 2008. Gross profit as a percent of sales decreased during the first 39 weeks of 2008 primarily from a 1.6 percentage point increase in occupancy costs due to a lack of leverage on lower sales and relatively flat merchandise margin due to increased markdowns mostly offset by an increase in markup.

SG&A expenses were $277.6 million or 28.8 percent of net sales for first 39 weeks of 2008 as compared to $282.3 million or 27.1 percent of net sales for the first 39 weeks of 2007. The $4.8 million decrease in SG&A expenses primarily reflects significant reductions in advertising expenses and share-based compensation, somewhat offset by increased store closing expenses, professional fees and benefits costs. Advertising expenses decreased $10.3 million this year due primarily to reduced broadcast media. Share-based compensation expense decreased $3.7 million ($2.4 million in cost of merchandise sold and $1.3 million in SG&A expenses) primarily due to compensation expense for performance shares issued in 2006 being fully amortized through the first quarter of 2008. Store closing costs increased $3.8 million due to more planned store closings in 2008. SG&A expenses for 2008 also include $4.9 million for professional fees related to ongoing expense reduction initiatives and higher benefits costs, while last year included $1.8 million of separation costs for the resignation of the former President/Chief Executive Officer. SG&A expenses as a percentage of net sales was higher this year due to a lack of leverage on lower sales.

Interest expense, net increased $0.7 million during the first 39 weeks of 2008 compared to the first 39 weeks of 2007 due to higher borrowings at lower interest rates this year compared to last year.

Liquidity and Capital Resources

The Company’s primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company’s working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of November 1, 2008, the Company had $64.8 million in cash and cash equivalents.

Net cash used in operating activities was $9.8 million for the first 39 weeks of 2008 compared to $12.2 million for the first 39 weeks of 2007. The $2.4 million decrease in cash used in operating activities for the first 39 weeks of 2008 compared to 2007 is primarily due to $22.5 million less cash provided by net income (loss) plus non-cash charges and $8.6 million more cash used for inventories and accounts payable, offset by a $22.0 million decrease in cash used for income taxes receivable/payable and $11.5 million more cash provided by other operating activities, primarily collection of construction receivables. Less cash was needed for income taxes in 2008 due to a significant income tax receivable recorded at February 2, 2008. While both inventories and accounts payable decreased during the first 39 weeks of each year, the decrease in inventories was greater during the first 39 weeks of 2008 due to timing of merchandise receipts and vendor payments.

Net cash used in investing activities was $13.9 million for the first 39 weeks of 2008 and $9.2 million for the first 39 weeks of 2007. Less cash was used in investing activities last year primarily due to the $10.8 million net liquidation of short-term investments partially offsetting higher capital expenditures from more stores being opened last year. The Company expects to spend a total of $17-19 million in capital expenditures in 2008 to open new stores and continue updating systems and existing stores and anticipates that 2009 capital expenditures will be significantly less than in 2008.

Net cash provided by financing activities was $73.4 million for the first 39 weeks of 2008 compared to $24.4 million of cash used in financing activities for the first 39 weeks of 2007. More cash was provided by financing activities during 2008 primarily due to higher net borrowings, no cash dividends paid and fewer shares of common stock repurchased this year. In February 2008 the Board of Directors suspended the payment of a quarterly dividend in order to conserve cash until improvements occur in the Company’s business and in the current difficult economic conditions.

The Company has a senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2011. Effective September 10, 2008, the Company exercised an option to increase the facility from $100 million to $150 million. On September 29, 2008, the Company borrowed $75 million under the Agreement as a proactive step to increase its cash position to preserve its financial flexibility in light of the current uncertainty in the credit markets. The funds are being used to support seasonal working capital needs. The proceeds from this borrowing were invested on a short-term basis in AAA-rated United States Treasury money market funds. As of November 1, 2008, the Company had $100 million in direct borrowings, $8.0 million of outstanding standby letters of credit, and cash and cash equivalents of $64.8 million. Approximately $42 million was available under the Agreement and no event of default existed under the terms of the Agreement at November 1, 2008.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Under the guidance of FSP EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. The Company’s restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The adoption of FSP EITF No. 03-6-1 will not have a material impact on our consolidated financial statements.

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

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended February 2, 2008, filed with the Securities and Exchange Commission on April 17, 2008. There were no material changes to our market risk during the 39 weeks ended November 1, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 1, 2008 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended November 1, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
August 3, 2008 – August 30, 2008	2,031	$4.68	2,031	805,223
August 31, 2008 – October 4, 2008	981	3.94	981	804,242
October 5, 2008 – November 1, 2008	267	1.87	267	803,975

Total	3,279	$4.23	3,279	803,975

(1)	The Company’s Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by an April 17, 2007 Board authorization to repurchase 2.5 million shares of common stock which does not have an expiration date. This quarter’s repurchases are related to taxes due on the vesting of restricted stock awards which fall under the Company’s repurchase program.

ITEM 5.	OTHER INFORMATION

On August 26, 2008, the Company entered into a First Amendment to Amended and Restated Supply Agreement (the “Amendment”) with DSW Inc. The Amendment extends the initial term of the Amended and Restated Supply Agreement, dated May 30, 2006, from December 31, 2009 to December 31, 2012. The Amendment is attached hereto as Exhibit 10.1.

ITEM 6.	EXHIBITS

10.1	First Amendment to Amended and Restated Supply Agreement, dated August 26, 2008, between DSW Inc. and Stein Mart, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: December 10, 2008	By:	/s/ Linda M. Farthing
Linda M. Farthing
President and Chief Executive Officer

/s/ James G. Delfs
James G. Delfs
Senior Vice President, Finance and Chief Financial Officer