Form 10-K
period 2009-01-31
STEIN MART INC
filed 2009-04-16
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 2, 2008 was $116,579,259. For purposes of this response, executive officers and directors are deemed to be affiliates of the registrant and the holdings by non-affiliates was computed as 26,022,156 shares. At April 3, 2009, the Registrant had issued and outstanding an aggregate of 42,680,922 shares of its common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference in Parts III-IV.

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

OVERVIEW

Headquartered in Jacksonville, Florida, Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season, moderate to better fashion apparel for women and men, as well as accessories, gifts, linens and shoes, all offered at prices competitive with off-price retail chains. Begun in the early 1900’s as a single store in Greenville, Mississippi, the Company operated 276 stores in 31 states and the District of Columbia as of January 31, 2009.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc., a Florida corporation, and its wholly-owned subsidiaries.

KEY STRENGTHS

Our mission is to provide current season, first-quality fashion apparel, accessories and gifts at prices comparable to off-price retail chains in a convenient, attractive, easy-to-shop location. We believe our success and future growth will depend on the consistent execution of the following key strengths:

•	Expertise in creating a desirable, current season assortment of brand name, exclusive and proprietary fashion apparel, accessories, gift and home merchandise

•	Access to and strong partnerships with a wide range of manufacturers

•	Capability to offer everyday low prices on fashion merchandise through buying methodologies and low-price cost structure

•	Emphasis on an attractive store appearance, appealing merchandise presentation and on-demand customer service, similar to a department or specialty store

•	Convenience-based location strategy in neighborhood shopping centers within close proximity to upscale, residential neighborhoods

•	Continuation of a strong balance sheet and ample borrowing capabilities for seasonal needs

TARGET CUSTOMER

Our target customer is a 35-60 year old woman, sometimes called a “missy customer,” who is both fashion-conscious and value-seeking. Proprietary research has shown she is most likely to have a higher than average household income, at least some college education, and if she is employed, she typically has a professional or paraprofessional occupation. We seek to add an additional subset to our target customer demographic by including select youthful apparel and accessories to attract a more updated customer.

COMPETITION

As a hybrid between a traditional better department or specialty store and a conventional off-price business, we compete with many different retail formats, although we believe our main competition comes from department and specialty stores, rather than conventional off-price retail chains.

From our customer’s perspective, we believe we differentiate ourselves from department stores and specialty stores due to our (i) everyday low pricing, (ii) convenient locations in neighborhood shopping centers near upscale neighborhoods, and (iii) assortments that are more edited than department stores and more varied than specialty stores. We also believe we differentiate ourselves from typical off-price retail chains by offering (i) primarily current-season merchandise carried by better department or specialty stores, (ii) at moderate to better price levels, (iii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, and (iv) merchandise presentation and customer service more comparable to other upscale retailers.

MERCHANDISING, PURCHASING AND PRICING

Our fashion assortment is driven primarily by our own merchandising plan, which is intended to reflect seasonal fashion trends. Name brand merchandise is complemented by a select program of private label and proprietary/exclusive merchandise. In 2008 approximately 16 percent of sales were from private label or proprietary/exclusive merchandise. The majority of merchandise is consistent from store to store, with exceptions based on individual store selling characteristics, seasonal delivery fluctuations and/or regional preferences.

Our merchants purchase products from approximately 1,500 vendors. None of our vendors accounted for more than 5% of our total purchases during 2008. We buy a majority of our merchandise at the same time and from many of the same manufacturers as traditional department/specialty stores although we generally do not require the same level of typical vendor concessions, such as advertising allowance or return privileges, which are common in the department store industry. As a result, we believe that our buyers are able to negotiate more favorable pricing terms from vendors. We also purchase some merchandise opportunistically when we believe a combination of the product and the price make it a compelling addition to our assortment. In both instances, we pass these savings on to our customers through everyday low pricing that we target to be competitive with off-price retail chains.

Our shoe department inventory is supplied exclusively by and owned by DSW, Inc. (“DSW”). DSW’s buyers, in consultation with our merchants, determine each season’s fashion footwear assortment. The Company operates the shoe department and receives a percentage of net revenue in accordance with a supply agreement (the “Agreement”). Shoe department sales are not included in net sales reported in the Company’s consolidated statement of operations, but amounts received under the Agreement are included in other income.

The following table reflects the percentage of our sales by major merchandise category, including shoe department sales, for the fiscal years indicated:

	2008	2007	2006
Ladies’ and Boutique apparel	46%	45%	44%

Ladies’ accessories	13%	12%	12%

Men’s	20%	20%	20%

Gifts and linens	11%	13%	14%

Shoes	7%	7%	7%

Other	3%	3%	3%

	100%	100%	100%

LOCATIONS, GROWTH STRATEGY AND STORE APPEARANCE

On January 31, 2009, we operated 276 stores in 31 states and the District of Columbia, primarily concentrated in the Southeast and Texas. Most locations are in neighborhood shopping centers within one to two miles of a community’s upscale residential concentrations. Our optimal co-tenants within these shopping centers cater to a similar target customer and are typically highly-frequented retail formats such as supermarkets, drug stores, specialty retailers and restaurants. All Stein Mart locations, including the corporate headquarters, are leased.

Although we are not actively looking for additional locations in the current economic climate, we do utilize regional tenant representative brokers to identify and propose potential sites for new or relocated stores. Their proposals are augmented by an independent sales forecast, and reviewed by a senior level real estate committee for approval. When the economic environment becomes more favorable, we will again seek out optimal properties for consideration.

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

CUSTOMER SERVICE

Our stores offer many of the services typically found in better department or specialty stores, such as a liberal merchandise return policy, a Preferred Customer program, a Stein Mart Platinum MasterCard® and electronic gift certificates. Each store is staffed to provide a number of sales associates to properly attend to customer needs. All our stores have their own Boutique, staffed generally by specially-recruited associates who are civically and socially prominent in the community and who generally work one day a week. We believe this staffing approach adds credibility and fashion integrity to the department.

MARKETING

Our marketing efforts are focused on protecting and enhancing the relationship with our best customers in order to increase our share of her wallet, as well as attracting a new cadre of customers, particularly younger shoppers who are vital to our future growth. We engage in periodic market research to identify how best to reach each of these audiences and, in consultation with our outside advertising agency, adjust our marketing focus accordingly.

Our advertising stresses upscale, fashion merchandise at significant savings. We primarily utilize a combination of full-color circulars (both inserted in newspapers and mailed directly to homes), direct mail, newspaper run of press (ROP) advertising, and email to distribute our sales promotion messages. In order to reach a broader audience and communicate our brand position, we have added television commercials; TV and/or radio advertising is also employed to create additional excitement for specific one-day events. We are working to create a presence in digital media including online advertising and social networking sites.

Our co-brand Stein Mart Platinum MasterCard® and our Preferred Customer Card programs are important marketing tools. As customers use the Stein Mart Platinum MasterCard®, they accumulate points that generate reward certificates at certain levels. Preferred Customer Card customers receive preview copies of select circulars mailed to their home, members only shopping days, birthday discounts and special email announcements. Both cards provide useful information regarding customer preferences, habits and advertising receptivity.

We have an Internet site, www.steinmart.com, to promote Stein Mart’s fashion point of view, as well as provide information for customers regarding stores, store locations, company management and selected sales promotion activity. We use steinmart.com to highlight featured merchandise and for traffic stimulation; however, we do not sell merchandise online at this time. Visitors to the website may apply for the Stein Mart Platinum MasterCard®, sign up to be Preferred Customers and/or purchase electronic gift certificates.

DISTRIBUTION

We primarily utilize drop shipments from our vendors directly to our stores. We lease a small distribution/warehouse facility in Jacksonville, Florida, where approximately three percent of our merchandise, on a dollar basis, was handled in 2008.

In 2009, we will begin the transition to a third party logistics network to deliver merchandise to the stores. We expect to complete the implementation of this new supply chain in 2010. It will enable us to aggregate merchandise from numerous vendors at three store distribution centers, where the merchandise will be prepared for delivery to the stores for immediate placement on the selling floor. Transportation from the distribution centers to individual Stein Mart stores, also by third parties, will be coordinated to maximize delivery efficiencies and store logistical considerations. The new supply chain is expected to be more cost effective and provide greater operational control than the current system.

EMPLOYEES

As of January 31, 2009, our work force consisted of approximately 14,600 employees (8,400 40-hour equivalent employees). Each of our stores employs an average of 51 persons as merchandising managers, service associates, cashiers and other positions. The number of employees fluctuates based on the particular selling season.

TRADEMARKS

We own the federally registered trademark Stein Mart®, together with a number of other marks used in conjunction with our private label merchandise program. Management believes that our trademarks are important, but with the exception of Stein Mart®, not critical to our merchandising strategy.

AVAILABLE INFORMATION

Copies of our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those filings are available free of charge on the investor relations portion of our website at http://ir.steinmart.com (click on “SEC Filings”) as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission. In addition, proxy materials for the annual meeting of stockholders are also available at www.proxyvote.com. Also available free of charge on the www.steinmart.com website (click on “Investor Relations”; click on “Corporate Governance”) are the charters for the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, as well as the Code of Conduct and Corporate Governance Guidelines. Printed copies of these items are available free of charge upon request by writing Stein Mart, Inc., 1200 Riverplace Boulevard, Jacksonville, FL 32207, Attention: Stockholder Relations.

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

Consumer sensitivity to economic conditions. The retail apparel business is dependent upon the level of consumer spending, and as a fashion retailer, we rely on the expenditure of discretionary income for most, if not all, of our sales. The recent volatility in the financial markets, worsening unemployment rates, rising personal bankruptcies, and lack of access to credit have all contributed to erosion in consumer spending and consumer confidence in the past year. More specifically, a protracted housing downturn in certain SunBelt states (Florida, California, Nevada and Arizona) where we have a large concentration of stores has had a chilling effect on consumer spending as tourism and traffic there have declined. Continued deterioration in the level of consumer spending could have a material adverse affect our results of operations.

Our advertising, marketing and promotional strategies may be ineffective and inefficient. Our profitability and results of operations may be materially affected by the effectiveness and efficiency of our marketing expenditures and our ability to select the right markets and media in which to advertise. In particular, we may not be successful in our efforts to create greater awareness of our stores and our promotions, identify the most effective and efficient level of spending in each market and specific media vehicle and determine the appropriate creative message and media mix for our advertising, marketing and promotional expenditures. While we utilize several methods of distribution, daily newspapers are an important delivery vehicle for both run of press advertising and circular insertions. The newspaper business is under increasing economic pressure, and the demise of certain newspapers would jeopardize an important distribution method for our advertising. Our planned marketing expenditures may not result in increased revenues. In addition, if we are not able to manage our marketing expenditures on a cost-effective basis, our profitability and results of operations could be materially adversely affected.

Intense competition in the retail industry. We face intense competition for customers from department stores, specialty stores and regional and national off-price retail chains. Many of these competitors are larger and have significantly greater financial and marketing resources than we do. In addition, many department stores have become more promotional and have reduced their price points, and certain department stores and certain of our vendors have opened outlet stores which offer merchandise at prices that are competitive with ours. Many of our competitors also make sales through the Internet, and although we do maintain an Internet site, we do not sell merchandise online. Accordingly, we may face periods of intense competition in the future which could have a material adverse effect on our profitability and results of operations.

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

We may be unable to raise additional capital, if needed, or to raise capital on favorable terms. Recently, the general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly and have adversely affected access to and cost of capital. If our existing cash, cash generated from operations and funds available under our revolving credit agreement were insufficient to fund our future operations, including capital expenditures, or repay debt when it becomes due, we may need to raise additional funds through public or private equity or debt financing. If unfavorable capital or credit market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms or on a timely basis, if at all. Failure to obtain capital on acceptable terms when required could have a material adverse effect on our business including an inability to fund new growth and other capital expenditures.

We may be unable to negotiate advantageous lease terms with current landlords. Our continued growth and success depends in part on our ability to renew leases for successful stores. There is no assurance that we will be able to re-negotiate leases at similar or favorable terms at the end of the lease, and we could be forced to move or exit a market if another favorable arrangement cannot be made. Conversely, as part of our strategy we close certain under-performing stores, generally based on considerations of store profitability, competition, strategic factors and other considerations. Such closures subject us to costs including the write-down of leasehold improvements, equipment, furniture and fixtures. In addition, we could remain liable for future lease obligations, which would have a material adverse effect on our profitability and results of operations.

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

A lack of adequate sources of merchandise at acceptable prices. Our business is dependent to a significant degree upon our ability to purchase fashion and brand name merchandise, and to do so at acceptable wholesale prices. We must continuously seek out buying opportunities from our existing suppliers and from new sources. We compete for these opportunities with other retailers, discount and deep-discount chains, mass merchandisers and various privately-held companies and individuals. With the current downturn in retail sales and the resulting pressure on manufacturers, our ability to purchase merchandise could become limited by the consolidation or demise of merchandise vendors. Our ability to obtain merchandise may also depend on certain manufacturers’ ability to obtain vendor financing through factoring companies, and to the extent they are unable to secure sufficient credit from those factors, we may not be able to purchase merchandise from them. Although we do not depend on any single vendor or group of vendors and believe we can successfully compete in seeking out new vendors, the loss of certain key vendors could make it difficult for us to acquire sufficient quantities and an appropriate mix of merchandise, and to do so at acceptable prices which could have a material adverse effect on our results of operations.

We are dependent on certain key personnel. Our continued success will depend to a significant extent upon the efforts and abilities of our senior executives, and the loss of the services of one or more of these executives could have a material adverse effect upon our results of operations. These executives are David H. Stovall, Jr., president and chief executive officer; D. Hunt Hawkins, executive vice president and chief administrative officer; William A. Moll, executive vice president and chief merchandising officer; James G. Delfs, senior vice president, finance and chief financial officer; Michael D. Ray, senior vice president, director of stores; as well as Jay Stein, chairman of the board of directors, John H. Pennell, general merchandising manager, and Roseann McLean, senior vice president of planning and allocation. Our continued success is also dependent upon our ability to attract and retain qualified employees to meet our needs, especially to support planned growth.

Seasonality, and especially the importance of the holiday selling season. Our business is affected by the seasonal pattern common to most retailers. Historically, our highest net sales occur during the fourth quarter, which includes the holiday selling season. Our operating results depend significantly upon net sales generated during the fourth quarter, and any factor that negatively impacts the holiday selling season could have a material adverse effect on our results of operations for the entire year.

If the third parties that we rely on for a majority of the distribution aspects of our business experience labor strikes or do not adequately perform our distribution functions, our business would be disrupted. The efficient operation of our stores is dependent on our ability to receive merchandise in our stores throughout the United States in a timely manner. We depend on vendors to sort and pack substantially all of our merchandise and on third parties to deliver this merchandise to our stores. These vendors and logistics providers may experience labor strikes or other disruptions in the future, the resolution of which will be out of our control, and could result in a material disruption in our business. Any failure by these third parties to respond adequately to our distribution needs, including labor strikes or other disruptions in the business, would disrupt our operations and negatively impact our profitability.

Unauthorized disclosure of sensitive or confidential customer or employee information could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business. As part of our normal course of business, we collect, process and retain sensitive and confidential customer and employee information. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our service providers, could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business.

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

Fluctuations in comparable store sales and quarterly results of operations could cause volatility in the price of our common stock. Our comparable store sales and quarterly results have fluctuated in the past and are expected to continue to fluctuate in the future. Comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•	fashion trends

•	actions of competitors

•	calendar shifts of holiday or seasonal periods

•	the effectiveness of our inventory management

•	changes in our merchandise mix

•	the timing of promotional events

•	storms and other weather conditions

•	changes in general economic conditions and consumer spending patterns

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At January 31, 2009, the Company operated 276 stores in the following 31 states and the District of Columbia:

State	Number of Stores	State	Number of Stores

Alabama	10	Missouri	3
Arizona	8	Nebraska	1
Arkansas	2	Nevada	4
California	20	New Jersey	5
Colorado	2	New York	4
Florida	46	North Carolina	22
Georgia	16	Ohio	11
Illinois	5	Oklahoma	4
Indiana	7	Pennsylvania	4
Iowa	1	South Carolina	13
Kansas	2	Tennessee	13
Kentucky	2	Texas	42
Louisiana	8	Utah	1
Massachusetts	1	Virginia	11
Michigan	1	Washington DC	1
Mississippi	5	Wisconsin	1

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

The table below reflects (i) the number of the Company’s leases (as of January 31, 2009) that will expire each year if the Company does not exercise any of its renewal options, and (ii) the number of the Company’s leases that will expire each year if the Company exercises all of its renewal options (assuming the lease is not otherwise terminated by either party pursuant to any other provision). The table includes the leases for the 276 store locations operated at January 31, 2009 and 8 previously closed store locations for which the Company has subleased or is actively seeking to sublease the property.

	Number of Leases Expiring Each Year if no Renewals Exercised	Number of Leases Expiring Each Year if all Renewals Exercised
2009	23	6
2010	38	1
2011	47	3
2012	37	6
2013	38	5
2014-2018	96	20
2019-2023	5	49
2024-2041	—	194

We have made consistent capital commitments to maintain and improve existing store facilities. During 2008, we spent approximately $8.4 million for fixtures, equipment and leasehold improvements in stores opened prior to 2008.

As of January 31, 2009 we lease 107,342 gross square feet of office space for our corporate headquarters in Jacksonville, Florida. We also lease a 92,000 square foot distribution/warehouse facility in Jacksonville for the purpose of processing a limited amount of merchandise purchases (approximately three percent of our merchandise on a dollar basis).

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

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Related Matters

The following table sets forth the high and low sales prices of the Company’s common stock and dividends declared for each quarter in the years ended January 31, 2009 and February 2, 2008:

	Year Ended January 31, 2009			Year Ended February 2, 2008
	High	Low	Dividend	High	Low	Dividend
First Quarter	$6.65	$4.53	$—	$17.17	$13.00	$0.0625
Second Quarter	5.90	3.66	—	15.52	10.05	0.0625
Third Quarter	5.21	1.50	—	11.26	5.92	0.0625
Fourth Quarter	2.26	0.99	—	7.99	3.29	0.0625

Stein Mart’s common stock trades on The NASDAQ Stock Market LLC under the trading symbol SMRT. On April 3, 2009, there were 1,219 stockholders of record.

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

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended January 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
November 2, 2008 – November 29, 2008	—	—	—	803,975
November 30, 2008 – January 3, 2009	688	$1.17	688	803,287
January 4, 2009 – January 31, 2009	142	1.17	142	803,145

Total	830	$1.17	830	803,145

(1)	The Company’s Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by an April 17, 2007 Board authorization to repurchase 2.5 million shares of common stock which does not have an expiration date. This quarter’s repurchases are related to taxes due on the vesting of restricted stock awards which fall under the Company’s repurchase program.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return to the NASDAQ Composite Index and the Dow Jones US Apparel Retailers Index for the last five years ended January 31, 2009. The comparison assumes $100 was invested at the beginning of the five year period in Stein Mart, Inc. stock and in each of the indices shown and assumes reinvestment of any dividends.

	1/31/2004	1/29/2005	1/28/2006	2/3/2007	2/2/2008	1/31/2009
Stein Mart, Inc.	$100.0	$181.2	$161.6	$144.5	$64.2	$12.8
NASDAQ Composite	100.0	101.0	114.6	125.0	120.4	73.2
Dow Jones US Apparel Retailers	100.0	123.4	139.8	164.2	129.6	69.4

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA (Dollars in Thousands, Except Per Share and Per Square Foot Data)

The following selected consolidated financial data has been derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and notes thereto and the other information contained elsewhere in this Form 10-K.

Consolidated Statement of Operations Data:	2008	2007	2006(1)	2005	2004
Net sales	$1,326,469	$1,457,645	$1,501,296	$1,481,615	$1,459,607
Cost of merchandise sold	1,032,232	1,096,235	1,084,975	1,065,409	1,070,803

Gross profit	294,237	361,410	416,321	416,206	388,804
Selling, general and administrative expenses (2)	394,767	388,572	376,611	353,104	341,932
Other income, net	20,401	21,376	18,214	15,477	14,277

Income (loss) from operations	(80,129)	(5,786)	57,924	78,579	61,149
Interest (expense) income, net	(1,753)	(794)	1,006	2,026	332

Income (loss) from continuing operations before income taxes	(81,882)	(6,580)	58,930	80,605	61,481
Income tax benefit (provision)	10,581	2,050	(21,754)	(29,721)	(23,363)

Income (loss) from continuing operations	(71,301)	(4,530)	37,176	50,884	38,118
Loss from discontinued operations, net of tax benefit	—	—	—	—	(145)

Net income (loss)	$(71,301)	$(4,530)	$37,176	$50,884	$37,973

Basic income (loss) per share:
Continuing operations	$(1.72)	$(0.11)	$0.86	$1.18	$0.90
Discontinued operations	—	—	—	—	—

Total	$(1.72)	$(0.11)	$0.86	$1.18	$0.90

Diluted income (loss) per share:
Continuing operations	$(1.72)	$(0.11)	$0.85	$1.15	$0.89
Discontinued operations	—	—	—	—	—

Total	$(1.72)	$(0.11)	$0.85	$1.15	$0.89

Cash dividends paid per share	$—	$0.25	$1.75	$0.1875	$—
Adjusted Non-GAAP Measures: (3)
Adjusted income (loss) per diluted share	$(0.87)	$(0.04)	$0.89	$1.20	$0.96
Consolidated Operating Data:
Stores open at end of period	276	280	268	262	261
Sales per store including shoe department (4)	$5,113	$5,737	$6,079	$6,123	$6,058
Sales per store excluding shoe department (5)	$4,778	$5,363	$5,644	$5,687	$5,642
Sales per square foot including shoe department (4)	$170	$190	$201	$202	$199
Sales per square foot excluding shoe department (5)	$171	$192	$201	$202	$200
Comparable store net sales (decrease) increase (6)	(10.9)%	(4.0)%	(1.2)%	0.2%	9.1%
Consolidated Balance Sheet Data:
Working capital	$206,104	$165,469	$174,785	$237,079	$211,242
Total assets	449,890	460,539	480,351	519,845	480,108
Long-term debt	100,000	27,133	—	—	—
Total stockholders’ equity	186,350	256,689	288,172	323,739	276,510

(1)	2006 is a 53-week year; all others are 52-week years.
(2)	Selling, general and administrative expenses include asset impairment and store closing charges of $25.4 million in 2008, $5.2 million in 2007, $2.6 million in 2006, $3.5 million in 2005 and $4.9 million in 2004.
(3)	SEC Regulation G - The Company reports its consolidated financial results in accordance with generally accepted accounting principles (GAAP). However, to supplement these consolidated financial results, management believes that certain non-GAAP operating results, which exclude asset impairment and store closing charges and the valuation allowance for deferred tax assets, may provide a more meaningful measure on which to compare the Company’s results of operations between periods. The Company believes these non-GAAP results provide useful information to both management and investors by excluding certain charges that impact the comparability of the results.

Reconciliations of net income (loss) per diluted share on a GAAP basis to adjusted net income (loss) per diluted share (non-GAAP basis) are presented in the table below:

	2008	2007	2006	2005	2004
Net income (loss) per diluted share (GAAP Basis)	$(1.72)	$(0.11)	$0.85	$1.15	$0.89
Adjustments:
Asset impairment and store closing charges, net of tax	0.39	0.07	0.04	0.05	0.07
Valuation allowance for deferred tax assets	0.46	—	—	—	—

Adjustments total	0.85	0.07	0.04	0.05	0.07

Adjusted net income (loss) per diluted share (Non-GAAP Basis)	$(0.87)	$(0.04)	$0.89	$1.20	$0.96

(4)	These sales per store and sales per square foot calculations include shoe department sales, which are not included in the Company’s reported net sales. Sales per store is calculated by dividing (a) total sales including shoe department sales by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot includes shoe department sales and selling space and excludes administrative, receiving and storage areas. All periods are calculated on a 52-week basis.
(5)	These sales per store and sales per square foot calculations exclude shoe department sales, which are not included in the Company’s reported net sales. Sales per store is calculated by dividing (a) total sales, excluding shoe department sales by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot excludes shoe department sales and selling space, administrative, receiving and storage areas. All periods are calculated on a 52-week basis.
(6)	Comparable store sales information for a period reflects stores open throughout that period and for the same 52-week period in the prior year, except for the year 2006. Comparable store net sales decrease for 2006 represents comparable store sales for the 52 weeks ended January 27, 2007 compared to the 52 weeks ended January 28, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Stein Mart’s 276 stores offer the fashion merchandise, service and presentation of a better department or specialty store, at prices up to 60 percent off department or specialty store original prices, every day. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, gifts, linens and shoes. Management believes that Stein Mart differentiates itself from typical off-price retail chains by offering: (i) primarily current-season merchandise carried by better department or specialty stores, (ii) at moderate to better price levels, (iii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, and (iv) merchandise presentation and customer service more comparable to other upscale retailers.

The Company faces competition for customers and for access to quality merchandise from department or specialty stores and, to a lesser degree, from off-price retail chains. Many of these competitors are units of large national or regional chains that have substantially greater resources than the Company. The retail apparel industry is highly fragmented and competitive, and the off-price retail business may become even more competitive in the future.

2008 Highlights

For the year ended January 31, 2009, the Company incurred a net loss of $(71.3) million or $(1.72) per diluted share as compared to a net loss of $(4.5) million or $(0.11) per diluted share in 2007. The 2008 results include charges totaling $(0.85) per diluted share, including primarily non-cash pre-tax charges of $25.4 million for asset impairment and store closing charges compared to $5.2 million in the prior year, and a non-cash valuation allowance for deferred tax assets of $19.0 million. Excluding these items, the Company had an adjusted net loss for 2008 of $(0.87) per diluted share compared to an adjusted net loss of $(0.04) per diluted share for 2007.

Although earnings were disappointing, we generated $19.4 million of cash from operations in 2008—a $1.5 million increase over the prior year. We also reduced our inventories in line with our sales, kept the inventory turning with additional markdowns including the distribution of discount coupons, and ended the year with average store inventories down 19.9% and a net debt position (notes payable to banks less cash and cash equivalents) approximately in line with the prior year.

To position ourselves in the deteriorating economic climate and aggressively manage our business, we undertook a comprehensive review of expenses throughout the organization. We reduced headcount at the managerial level by 22 percent, implemented a mandatory five percent salary reduction for all remaining management beginning February 1, 2009, reduced associate hours in the stores by 17 percent in order to match store selling hours to customer traffic, and eliminated Company match for associates’ 401(k) and deferred compensation plans for 2009. We conducted a thorough review of all non-merchandise procurement, working with suppliers to reduce our costs and announced plans to transform the Company’s current supply chain distribution process to a more efficient consolidator/distributor strategy. We also suspended cash dividend payments and stock repurchases and reduced capital expenditures by 25% from 2007.

2009 Outlook

We continue to expect a highly challenging sales environment for 2009. Our efforts will be focused on achieving our sales plan and maintaining appropriate inventories, while managing the cost structure to be aligned with sales. During 2009, we will be focusing on the following initiatives:

•	Keep our current customers and increase their purchases

•	Broaden our traditional clientele base to include customers who are more youthful in both age and attitude

•	Rebalance media to focus our marketing efforts on both our best customers and a broader customer target

•	Launch new television advertising to reach a wider audience and communicate our brand position

•	Use direct mail and e-mail in a more focused manner to reach our best customers and to prospect for new ones

•	Introduce an “Elite Preferred Customer” program to reinvigorate our best and most loyal Stein Mart customers

•	Work with our vendors to provide more desirable brand name merchandise at better value prices

•	Introduce “modern” categories for ladies and men’s sportswear, accessories and dresses and reduce Home area (gifts and linens) space allocation and inventory levels

•	Target merchandise called “Fabulous Finds”; exceptional, limited time items with a “must have it” cachet

•	Present stronger, more visible in-store signage to call out brand names and highlight value

While our most important goal is to improve sales, our other major emphasis is on cost savings and ultimately, on positive cash flow. We expect that our cost reduction initiatives, including reduction in workforce in the corporate office and in the stores, as well as management salary reductions, elimination of certain benefits, and the non-merchandise procurement effort, will provide $40-50 million dollars in expense savings in 2009. Additionally, we expect our supply chain savings will more than offset the startup costs as we make the transition in 2009 and, when it is fully operational in 2010, we expect this initiative to generate additional annual cost savings of $20-25 million. We have also reduced our new store opening plans to just two stores in 2009 and reduced our planned capital expenditures to $8-9 million for 2009 from $19 million in 2008. Our goal continues to be to preserve cash to maintain our flexibility and ensure that we can take advantage of opportunistic buys, and we have established an incentive plan for all salaried management that is tied to that goal.

Stores

There were 276 stores open as of January 31, 2009, 280 stores as of February 2, 2008 and 268 stores as of February 3, 2007. We plan to open two new stores and close 10-13 stores in 2009.

	2008	2007	2006
Stores at beginning of year	280	268	262
Stores opened during the year	6	14	12
Stores closed during the year	(10)	(2)	(6)

Stores at end of year	276	280	268

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Operations expressed as a percentage of the Company’s net sales (numbers may not add due to rounding):

	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	77.8	75.2	72.3

Gross profit	22.2	24.8	27.7
Selling, general and administrative expenses	29.8	26.7	25.1
Other income, net	1.5	1.5	1.2

Income (loss) from operations	(6.0)	(0.4)	3.9
Interest (expense) income, net	(0.1)	(0.1)	0.1

Income (loss) before income taxes	(6.2)	(0.5)	3.9
Income tax benefit (provision)	0.8	0.1	(1.4)

Net income (loss)	(5.4)%	(0.3)%	2.5%

Store Closings

During 2008, 2007 and 2006, the Company closed 18 under-performing stores. The table below sets forth the components of loss from operations for stores closed during 2008, 2007 and 2006 (in thousands). The 2008 table presents the losses from the ten stores that closed during 2008; the 2007 table presents the sum of the losses from the ten stores closed during 2008 and the two stores closed in 2007; and the 2006 table presents the sum of the losses from the ten stores closed during 2008, the two stores closed in 2007 and the six stores closed in 2006.

	2008	2007	2006
Sales	$22,729	$38,883	$53,925
Cost of merchandise sold	20,419	32,202	42,415

Gross profit	2,310	6,681	11,510
Selling, general and administrative expenses	11,902	13,426	17,201
Other income, net	259	407	575

Loss from operations	$(9,333)	$(6,338)	$(5,116)

# of stores closed in 2006-2008	10	12	18

Operating losses from closed stores include the following store closing and asset impairment charges (in thousands):

	2008	2007	2006
Lease termination costs	$3,568	$889	$1,325
Asset impairment charges	688	850	151
Severance	1,129	256	452

Total	$5,385	$1,995	$1,928

Year Ended January 31, 2009 Compared to Year Ended February 2, 2008

Net sales for the year ended January 31, 2009 were $1,326.5 million, down 9.0% from $1,457.6 million for the prior year. The $131.2 million decrease reflects a $152.2 million decrease in the comparable store group and a $16.2 million decrease in the closed store group, offset by a $37.2 million increase in the non-comparable store group due to the inclusion of sales for the 14 stores opened in 2007 and the six stores opened in 2008. The closed store group includes the ten stores closed in 2008 and the two stores closed in 2007. Comparable stores sales for 2008 decreased 10.9% compared to 2007.

Gross profit for year ended January 31, 2009 was $294.2 million or 22.2 percent of net sales compared to $361.4 million or 24.8 percent of net sales for the prior year. The $67.2 million decrease in gross profit reflects a $64.9 million decrease in the comparable store group and a $4.4 million decrease in the closed store group, partially offset by a $2.1 million increase in the non-comparable store group due to the inclusion of operating results for the 14 stores opened in 2007 and the six stores opened in 2008. Gross profit as a percent of sales decreased during fiscal 2008 due to a 1.1 percentage point increase in markdowns and a 2.0 percentage point increase in buying and occupancy costs, offset by a 0.5 percentage point increase in markup.

SG&A expenses were $394.8 million or 29.8 percent of net sales for the year ended January 31, 2009 as compared to $388.6 million or 26.7 percent of net sales for 2007. SG&A expenses for 2008 include $25.4 million of primarily non-cash pre-tax asset impairment and store closing charges compared to $5.2 million in 2007. Asset impairment charges were $16.7 million higher than last year due to a greater number of stores with projected cash flows that do not support the carrying value of their long-lived assets. Store closing charges increased $3.5 million over last year because ten stores were closed in 2008 compared to only two store closings in 2007.

Excluding asset impairment and store closing charges, SG&A expenses were $369.3 million or 27.8 percent of sales in 2008 compared to $383.4 million or 26.3 percent of sales in 2007. This $14.1 million decrease in SG&A expenses resulted primarily from significant reductions in advertising and store operating expenses, somewhat offset by professional fees related to expense reduction initiatives. Advertising expenses decreased $15.2 million this year due primarily to reduced broadcast media. Store operating expenses decreased $8.2 million for the comparable store group due to cost saving initiatives and decreased $3.4 million for the closed store group, but were offset by an $8.9 million increase for the non-comparable store group due to the inclusion of operating results for the 14 stores opened in 2007 and the six stores opened in 2008. Corporate SG&A expenses were higher in 2008 primarily due to professional fees related to ongoing expense reduction initiatives and higher benefit costs, while last year included $1.8 million of separation costs for the resignation of the former President/Chief Executive Officer. SG&A expenses as a percentage of net sales were higher this year due to a lack of leverage on lower sales.

Pre-opening expenses for the six stores opened in 2008 and the 14 stores opened in 2007 amounted to $1.5 million and $2.7 million, respectively.

Other income, net decreased $1.0 million in 2008 compared to 2007 due to decreases in credit card income and shoe department income, both resulting from the decreased net sales.

Interest expense, net increased $1.0 million during 2008 compared to 2007 due to higher borrowings at lower interest rates this year compared to last year. During the third quarter of 2008, we borrowed an additional $75 million on our revolving credit agreement which increased our notes payable to banks balance to $100 million. We maintained that notes payable balance through January 31, 2009, investing excess borrowings in short-term money market funds. Subsequent to year end, the Company liquidated these money market funds and repaid that portion of its borrowings.

The effective income tax benefit decreased from 31.2 percent in 2007 to 12.9 percent in 2008 primarily due to recording a $19.0 million valuation allowance for deferred tax assets during the fourth quarter of 2008. The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook, and although the Company was profitable in 2006 and posted a small loss in 2007, the results in 2008 produced a cumulative three-year loss, which is considered a significant factor that is difficult to overcome. Accordingly, the Company established a deferred tax asset valuation allowance of $19.0 million through a charge to tax expense.

Year Ended February 2, 2008 Compared to Year Ended February 3, 2007

The $43.7 million or 2.9 percent total net sales decrease for the year ended February 2, 2008 compared to the prior year reflects a $79.4 million decrease in comparable store group and a $12.1 million decrease in the closed store group, offset by a $47.8 million increase in the non-comparable group due to the inclusion of sales for the 12 stores opened in 2006 and the 14 stores opened in 2007. The closed store group includes the two stores closed in 2007 and the six stores closed in 2006. Included in the aforementioned changes is a $22.1 million sales decrease due to fiscal year 2006 sales including an extra week.

Gross profit for the year ended February 2, 2008 was $361.4 million or 24.8 percent of net sales, a 2.9 percentage point decrease from gross profit of $416.3 million or 27.7 percent of net sales for the year ended February 3, 2007. The $54.9 million decrease in gross profit reflects a $59.3 million decrease in the comparable store group and a $2.4 million decrease in the closed store group, offset by a $6.8 million increase in the non-comparable group due to the inclusion of operating results for the 12 stores opened in 2006 and the 14 stores opened in 2007. Gross profit as a percent of sales decreased in 2007 from 2006 due to a 2.8 percentage point increase in markdowns, a 0.7 percentage point increase in occupancy and buying costs, offset by a 0.7 percentage point improvement in markup. Markdowns were significantly higher in 2007 due to the substantial decline in sales from 2006 requiring us to offer dramatic discounts to clear seasonal goods.

SG&A expenses were $388.6 million or 26.7 percent of net sales for the year ended February 2, 2008, as compared to $376.6 million or 25.1 percent of net sales for 2006. The SG&A rate was higher in 2007 due to a lack of leverage on decreased sales and expenses increased $12.0 million primarily due to a $10.3 million increase in store operating expenses for the non-comparable store group, a $5.2 million increase in advertising expense, a $2.8 million increase in asset impairment and store closing charges, a $2.5 million increase in depreciation expense and a $1.9 million increase in corporate overhead expenses. Store operating expenses were reduced by $8.1 million in the comparable store group due primarily to cost saving initiatives and $2.6 million in the closed store group. The non-comparable store group had higher operating expenses in 2007 due to the inclusion of operating results for the 12 stores opened in 2006 and the 14 stores opened in 2007. Advertising expense was higher in 2007 due to increased spending, including additional television advertising. Corporate overhead expenses were higher in 2007 primarily due to $1.8 million of separation costs for the August 2007 resignation of the former President/Chief Executive Officer.

Pre-opening expenses for the 14 stores opened in 2007 and the 12 stores opened in 2006 amounted to $2.7 million and $3.3 million, respectively.

The $3.2 million net increase in other income reflects increased revenues from our credit card program that was introduced in October 2006, offset by a $1.8 million decrease from a 2006 settlement of Visa Check/MasterMoney anti-trust litigation.

The Company incurred net interest expense of $0.8 million during 2007 compared to earning $1.0 million of net interest income during 2006. We were borrowing under the revolving credit agreement during the second half of 2006 and most of 2007 and had $27.1 million in borrowings at February 2, 2008.

The effective income tax rate decreased from 36.9 percent in 2006 to 31.2 percent in 2007 primarily due to the current year impact of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) and an increase in the effect of business tax credits.

Liquidity and Capital Resources

The Company’s primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company’s working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of January 31, 2009, the Company had $88.9 million in cash and cash equivalents.

Net cash provided by operating activities was $19.4 million in 2008, $17.8 million in 2007 and $30.3 million in 2006. Despite the increased net loss, cash provided by operating activities increased $1.5 million over 2007. The increase was primarily due to $26.9 million less cash used for inventories, a $16.9 million decrease in cash used for income taxes receivable/payable and $8.4 million more cash provided by other operating activities, offset by $35.4 million less cash provided by net loss plus non-cash charges and $15.3 million more cash used to reduce accounts payable. Less cash was needed for income taxes in 2008 due to a significant income tax receivable recorded at February 2, 2008. Inventories decreased in 2008 compared to 2007 due to lower sales resulting in less inventory being purchased and lower inventory levels.

Operating cash flows for 2007 decreased $12.5 million from 2006 due to a $37.1 million decrease in cash provided by net income (loss) plus non-cash charges, a $24.8 million increase in cash used for income taxes receivable/payable and a $4.2 million increase in cash used for other working capital accounts excluding inventory. Inventories decreased $28.4 million in 2007 and increased $25.2 million in 2006. Inventories decreased in 2007 compared to 2006 due to lower sales resulting in less inventory being purchased and lower inventory levels.

Net cash (used in) provided by investing activities was $(19.3) million in 2008, $(15.1) million in 2007 and $45.3 million in 2006. The net liquidation of short-term investments provided $10.8 million and $94.1 million of cash in 2007 and 2006, respectively. Capital expenditures were higher in 2006 due primarily to remodeling costs for existing stores and the roll-out of new point-of-sale equipment and software. Capital expenditures were lower in 2008 compared to 2007 primarily due to fewer new stores opened.

Net cash provided by (used in) financing activities was $73.7 million in 2008, $(5.2) million in 2007 and $(78.3) million in 2006. More cash was provided by financing activities during 2008 primarily due to higher net borrowings, no cash dividends paid and fewer shares of common stock repurchased. In February 2008, the Board of Directors suspended the payment of a quarterly dividend in order to conserve cash until improvements occur in the Company’s business and in the current difficult economic conditions. Dividends paid were higher in 2006 compared to 2007 due to a special dividend of $1.50 per share totaling $65.4 million.

The Company expects to invest approximately $8-9 million in capital expenditures in 2009. The cost of opening a new store in 2008 ranged from $650,000 to $750,000 for fixtures, equipment, leasehold improvements and pre-opening costs (primarily advertising, stocking and training). Pre-opening costs are expensed at the time of opening. Initial inventory investment for a new store is approximately $925,000.

The Company has a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2011. Borrowings are based on and collateralized primarily by eligible inventory. During the third quarter of 2008, the Company borrowed an additional $75 million under the Agreement to increase its cash position while building seasonal inventories and approaching peak borrowing needs and in light of uncertainties in the credit markets at that time. At January 31, 2009, the Company had $100 million in direct borrowings, $8 million of outstanding standby letters of credit and $69.5 million invested in short-term U.S. Treasury money market funds. Subsequent to year end, the Company liquidated these money market funds and repaid that portion of its borrowings. Approximately $42 million was available under the Agreement at January 31, 2009 and the Company is in compliance with the terms of the Agreement.

Although our cash provided by operating activities may be negatively affected by general economic conditions, we believe that we will continue to generate positive cash flow from operations, which, along with our available cash and borrowing capacity under the revolving credit agreement, will provide the means needed to fund our operations for the foreseeable future. While we have available borrowing capacity under our revolving credit agreement, tightening of the credit markets could make it more difficult for us to enter into agreements for new indebtedness or obtain funding through public or private equity or debt financing. The effects of these changes could also require us to make additional changes to our current plans and strategies.

Contractual Obligations

To facilitate an understanding of the Company’s contractual obligations, the following payments due by period data is provided (in thousands):

	Total	Less than 1 Year	1 – 2 Years	3 – 5 Years	After 5 Years
Long-term debt	$100,000	$—	$100,000	$—	$—
Operating leases	381,862	74,971	67,878	146,448	92,565

Total	$481,862	$74,971	$167,878	$146,448	$92,565

Long-term debt represents the direct borrowings at January 31, 2009 under our senior revolving credit facility which is scheduled to expire in January 2011. Future annual interest payments have been excluded from the above table because they cannot be accurately estimated due to the variable interest rates in our senior revolving credit agreement.

Other long-term liabilities on the balance sheet include the liability for unrecognized tax benefits, deferred compensation, deferred rent liability, postretirement benefit liability and other long-term liabilities that do not have specific due dates, so are excluded from the preceding table. Other long-term liabilities also include long-term store closing reserves, a component of which is future minimum payments under non-cancelable leases for closed stores. These future minimum lease payments total $8.7 million and are included in the above table.

Off-Balance Sheet Arrangements

The Company has outstanding standby letters of credit totaling $8 million securing certain insurance programs at January 31, 2009. If certain conditions were to occur under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements that could affect the financial condition of the Company.

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

We perform physical inventory counts at all stores annually. Included in the carrying value of merchandise inventories is a reserve for shrinkage. Shrinkage is estimated based on historical physical inventory results as a percentage of sales for the year. The difference between actual and estimated amounts in any year may cause fluctuations in quarterly results, but is not a factor in full year results.

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

Impairment of Long-Lived Assets. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment charge is the excess of the carrying value of the asset over its fair value. Fair value is based on estimated market values for similar assets. Impairment reviews are performed for individual stores during the fourth quarter, or more frequently should circumstances change. A significant change in cash flows or estimated market values could result in an increase in asset impairment charges. The economic downturn experienced during 2008 had a significant impact on the retail industry and our operating results. As a result, during the fourth quarter of 2008, we recorded $20.7 million in pre-tax asset impairment charges related to stores closed in 2008, stores closing in 2009 and certain other under-performing stores.

Store Closing Costs. The Company follows SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, to record store closing costs. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred. Lease termination costs are recorded net of estimated sublease income that could reasonably be obtained for the properties. In the event the Company is not successful in subleasing closed store locations, additional store closing costs may be recorded.

Insurance Reserves. The Company uses a combination of insurance and self-insurance for various risks including workers’ compensation, general liability and associate-related health care benefits, a portion of which is paid by the covered employees. The Company is responsible for paying the claims that are less than the insured limits. The reserves recorded for these claims are estimated actuarially, based on claims filed and claims incurred but not reported. These reserve estimates are adjusted based upon actual claims filed and settled. The estimated accruals for these reserves could be significantly affected if future claims differ from historical trends and other actuarial assumptions. As of January 31, 2009 and February 2, 2008, insurance reserves of $16.4 million and $16.0 million, respectively, were included in accrued liabilities. Adjustments to earnings resulting from changes in trends and other actuarial assumptions have not been significant in 2008, 2007 and 2006.

Valuation Allowance for Deferred Tax Assets. SFAS No. 109, Accounting for Income Taxes, requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook, and although the Company was profitable in 2006 and posted a small loss in 2007, the results in 2008 produced a cumulative three-year loss, which is considered a significant factor that is difficult to overcome. Accordingly, the Company established a deferred tax asset valuation allowance of $19.0 million through a charge to tax expense.

Income Tax Reserves. The Company records liabilities for uncertain tax positions related to federal and state income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. These liabilities reflect the Company’s best estimate of its ultimate income tax liability based on the tax code, regulations, and pronouncements of the jurisdictions in which we do business. Estimating our ultimate tax liability involves significant judgments regarding the application of complex tax regulations across many jurisdictions. If the Company’s actual results differ from estimated results, the Company’s effective tax rate and tax balances could be affected. As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change.

For a complete listing of our significant accounting policies, see Note 1 to the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. The Company’s restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The adoption of FSP EITF No. 03-6-1 will not have a material impact on our consolidated financial statements.

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

In September 2006, the EITF issued EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF No. 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board Opinion No. 12, Omnibus Opinion-1967. The Company adopted EITF 06-4 on February 3, 2008 and recorded a $4.5 million liability (included in other liabilities) through a reduction to retained earnings to reflect the cumulative effect of the change in accounting principle.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance provided in previous accounting pronouncements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, that deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities effective February 3, 2008 and it had no effect on our consolidated financial statements. Management does not expect the full adoption of FAS No. 157, effective February 1, 2009, to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through borrowings under its revolving credit facility which are at variable rates. The facility permits debt commitments up to $150 million, has a January 2011 maturity date and bears interest at spreads over the prime rate and LIBOR. At January 31, 2009, the Company had $100 million in direct borrowings under its credit facility and $69.5 million invested in short-term money market funds. Subsequent to year-end, the Company liquidated the money market funds and repaid that portion of its borrowings.

For 2008, average borrowings under our revolving credit facility were $53 million. If interest rates on 2008 average borrowings changed by 100 basis points, our annual interest expense would change by $530,000, assuming comparable borrowing levels.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included on page F-1 herein.

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

The information required by this item is incorporated herein by reference to the disclosure found in the Company’s Proxy Statement for its June 9, 2009 Annual Meeting of Stockholders.

The Company has adopted a code of conduct applicable to all of the Company’s officers, directors and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of conduct may be found on our web site at www.steinmart.com. The Company intends to post notice of any waiver from, or amendment to, any provision of our code of conduct on our web site.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the disclosure found in the Company’s Proxy Statement for its June 9, 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the disclosure found in the Company’s Proxy Statement for its June 9, 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the disclosure found in the Company’s Proxy Statement for its June 9, 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the disclosure found in the Company’s Proxy Statement for its June 9, 2009 Annual Meeting of Stockholders.

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

STEIN MART, INC.

Date: April 16, 2009	By:	/s/ David H. Stovall, Jr.
David H. Stovall, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of April, 2009.

/s/ Jay Stein	/s/ Alvin R. Carpenter
Jay Stein	Alvin R. Carpenter
Chairman of the Board	Director

/s/ John H. Williams, Jr.	/s/ Irwin Cohen
John H. Williams, Jr.	Irwin Cohen
Vice Chairman of the Board	Director

/s/ David H. Stovall, Jr.	/s/ Susan Falk
David H. Stovall, Jr.	Susan Falk
President and Chief Executive Officer	Director

/s/ James G. Delfs	/s/ Linda M. Farthing
James G. Delfs	Linda M. Farthing
Senior Vice President, Finance and Chief Financial Officer	Director

/s/ Clayton E. Roberson, Jr.	/s/ Mitchell W. Legler
Clayton E. Roberson, Jr.	Mitchell W. Legler
Vice President and Controller	Director

/s/ Ralph Alexander	/s/ Richard L. Sisisky
Ralph Alexander	Richard L. Sisisky
Director	Director

/s/ Martin E. Stein, Jr.
Martin E. Stein, Jr.
Director

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors

and Stockholders of Stein Mart, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows, respectively present fairly, in all material respects, the financial position of Stein Mart, Inc. and its subsidiaries at January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
April 15, 2009

Stein Mart, Inc.

Consolidated Balance Sheets

(In thousands, except for share data)

	January 31, 2009	February 2, 2008
ASSETS
Current assets:
Cash and cash equivalents	$88,903	$15,145
Trade and other receivables	9,011	12,372
Inventories	207,139	262,496
Income taxes receivable	24,439	14,103
Prepaid expenses and other current assets	12,089	13,985

Total current assets	341,581	318,101
Property and equipment, net	86,321	110,687
Other assets	21,988	31,751

Total assets	$449,890	$460,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,683	$77,124
Accrued liabilities	79,794	75,508

Total current liabilities	135,477	152,632
Notes payable to banks	100,000	27,133
Other liabilities	28,063	24,085

Total liabilities	263,540	203,850
COMMITMENTS AND CONTINGENCIES (Note 5)
Stockholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 42,655,544 and 41,831,182 shares issued and outstanding, respectively	427	418
Additional paid-in capital	9,986	5,288
Retained earnings	175,152	250,983
Accumulated other comprehensive income	785	—

Total stockholders’ equity	186,350	256,689

Total liabilities and stockholders’ equity	$449,890	$460,539

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Operations

(In thousands, except for share amounts)

	Year Ended January 31, 2009	Year Ended February 2, 2008	Year Ended February 3, 2007
Net sales	$1,326,469	$1,457,645	$1,501,296
Cost of merchandise sold	1,032,232	1,096,235	1,084,975

Gross profit	294,237	361,410	416,321
Selling, general and administrative expenses	394,767	388,572	376,611
Other income, net	20,401	21,376	18,214

Income (loss) from operations	(80,129)	(5,786)	57,924
Interest (expense) income, net	(1,753)	(794)	1,006

Income (loss) before income taxes	(81,882)	(6,580)	58,930
Income tax benefit (provision)	10,581	2,050	(21,754)

Net income (loss)	$(71,301)	$(4,530)	$37,176

Net income (loss) per share:
Basic	$(1.72)	$(0.11)	$0.86

Diluted	$(1.72)	$(0.11)	$0.85

Weighted-average shares outstanding:
Basic	41,366	42,123	43,196

Diluted	41,366	42,123	43,877

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 28, 2006	$435	$21,967	$(3,704)	$305,041	$—	$323,739

Net income				37,176		37,176
Reclassification of unearned compensation upon adoption of SFAS No. 123R		(3,704)	3,704			—
Common shares issued under stock option plan	2	2,169				2,171
Common shares issued under employee stock purchase plan	1	1,159				1,160
Reacquired shares	(4)	(6,084)				(6,088)
Issuance of restricted stock	3	(3)				—
Share-based compensation		5,505				5,505
Tax benefit from equity issuances		794				794
Cash dividends paid				(76,285)		(76,285)

Balance at February 3, 2007	437	21,803	—	265,932	—	288,172

Adjustment for adoption of FIN 48 for income taxes				(156)		(156)
Net loss				(4,530)		(4,530)
Common shares issued under stock option plan	3	3,553				3,556
Common shares issued under employee stock purchase plan	1	1,126				1,127
Reacquired shares	(24)	(26,875)				(26,899)
Issuance of restricted stock	1	(1)				—
Share-based compensation		5,502				5,502
Tax benefit from equity issuances		180				180
Cash dividends paid				(10,263)		(10,263)

Balance at February 2, 2008	418	5,288	—	250,983	—	256,689

Adjustment for adoption of EITF 06-4 for split-dollar postretirement benefits				(4,530)		(4,530)
Comprehensive loss:
Net loss				(71,301)		(71,301)
Unrecognized postretirement plan adjustments					785	785

Total comprehensive loss						(70,516)

Common shares issued under stock option plan		31				31
Common shares issued under employee stock purchase plan	4	796				800
Reacquired shares		(18)				(18)
Issuance of restricted stock	5	(5)				—
Share-based compensation		4,077				4,077
Tax deficiency from equity issuances		(183)				(183)

Balance at January 31, 2009	$427	$9,986	$—	$175,152	$785	$186,350

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended January 31, 2009	Year Ended February 2, 2008	Year Ended February 3, 2007
Cash flows from operating activities:
Net income (loss)	$(71,301)	$(4,530)	$37,176
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,752	26,068	23,992
Impairment of property and other assets	20,726	4,017	649
Valuation allowance for deferred tax assets	18,958	—	—
Deferred income taxes	(10,341)	(4,492)	(4,536)
Store closing charges	4,697	1,145	1,973
Share-based compensation	4,077	5,502	5,505
Tax (deficiency) benefit from equity issuances	(183)	180	794
Excess tax benefits from share-based compensation	(3)	(151)	(742)
Changes in assets and liabilities:
Trade and other receivables	3,361	(2,208)	957
Inventories	55,357	28,447	(25,155)
Income taxes receivable	(10,336)	(14,103)	—
Prepaid expenses and other current assets	1,491	951	(859)
Other assets	1,595	(1,993)	(7,736)
Accounts payable	(21,441)	(6,119)	(5,165)
Accrued liabilities	(481)	(2,770)	(2,577)
Income taxes payable	—	(13,091)	(2,409)
Other liabilities	(2,572)	990	8,452

Net cash provided by operating activities	19,356	17,843	30,319

Cash flows from investing activities:
Capital expenditures	(19,281)	(25,898)	(48,759)
Purchases of short-term investments	—	(36,580)	(641,005)
Sales of short-term investments	—	47,415	735,105

Net cash (used in) provided by investing activities	(19,281)	(15,063)	45,341

Cash flows from financing activities:
Borrowings under notes payable to banks	626,652	365,811	166,021
Repayments of notes payable to banks	(553,785)	(338,678)	(166,021)
Cash dividends paid	—	(10,263)	(76,285)
Excess tax benefits from share-based compensation	3	151	742
Proceeds from exercise of stock options	31	3,556	2,171
Proceeds from employee stock purchase plan	800	1,127	1,160
Repurchase of common stock	(18)	(26,899)	(6,088)

Net cash provided by (used in) financing activities	73,683	(5,195)	(78,300)

Net increase (decrease) in cash and cash equivalents	73,758	(2,415)	(2,640)
Cash and cash equivalents at beginning of year	15,145	17,560	20,200

Cash and cash equivalents at end of year	$88,903	$15,145	$17,560

Supplemental disclosures of cash flow information:
Income taxes paid	$2,100	$29,854	$25,009
Interest paid	1,906	1,002	434

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

1. Summary of Significant Accounting Policies and Other Information

As of January 31, 2009 the Company operated a chain of 276 off-price retail stores in 31 states and the District of Columbia that features current-season, moderate to better fashion apparel for men and women, as well as accessories, gifts, linens and shoes, all offered at prices competitive with off-price retail chains.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries, Stein Mart Buying Corp. and Stein Mart Holding Corp.

Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts have been eliminated in consolidation.

Fiscal Year End. The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2008, 2007 and 2006 ended on January 31, 2009, February 2, 2008 and February 3, 2007, respectively. Fiscal years 2008 and 2007 included 52 weeks and fiscal year 2006 included 53 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

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

Impairment of Long-Lived Assets. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment is the excess of the carrying value of the asset over its fair value. Fair value is based on estimated market values of similar assets. Impairment reviews are performed for individual stores. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. See Note 2 for further discussion.

Store Closing Costs. The Company follows SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, to record store closing costs. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred. Lease termination costs are recorded net of estimated sublease income that could reasonably be obtained for the properties.

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

Comprehensive Income (Loss). Comprehensive income (loss) consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s accumulated other comprehensive income in 2008 includes unrecognized gains on postretirement benefit plan obligations. There were no other comprehensive income (loss) transactions in 2007 and 2006. See Note 7 for further discussion.

Revenue Recognition. Revenue from sales of the Company’s merchandise is recognized at the time of sale, net of any returns and allowances, discounts and percentage-off coupons. Future merchandise returns are estimated based on historical experience. Sales tax collected from customers is not recognized as revenue and is included in accrued liabilities. Shoe sales are excluded from net sales, as the shoe department inventory was owned by a single supplier under a supply agreement in 2008 and 2007 and a second supplier under a sublease agreement in 2006. The Company’s percentage of net revenue per the supply agreement and sublease rental income per the sublease agreement are included in other income, net in the Consolidated Statements of Operations.

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

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Operating Leases. The Company leases all of its retail stores under operating leases. Certain lease agreements contain rent holidays, and/or rent escalation clauses. Except for contingent rent, the Company recognizes rent expense on a straight-line basis over the “lease term” and records the excess of the amounts charged to expense and the rent paid as a deferred rent liability. Contingent rent such as that based on a percentage of sales is recognized as incurred.

The landlord/lessor constructs the building leasehold improvements for the majority of the Company’s stores. However, in certain “replacement-tenant” situations, the Company/lessee may be required to perform the remodeling. To determine the proper recording of improvements, we first ascertain whether the remodeling falls within the scope of EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction. If it does not, we assess whether such improvements are to be accounted for as lessor or lessee assets. If the landlord/lessor makes the improvements and presents us with the finished space on a “turnkey” basis, we view the assets as being lessor assets. In situations where the Company/lessee does the remodeling work and receives an allowance that may or may not cover all the costs, we make a judgment as to the classification between lessor and lessee assets. We consider an asset to be a lessor asset if all of the following criteria are met:

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

Advertising Expense. Advertising costs are expensed as incurred. Advertising expenses of $51.5 million, $65.8 million and $60.1 million are reflected in SG&A expenses in the Consolidated Statements of Operations for 2008, 2007 and 2006, respectively.

Income Taxes. The Company follows SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109. See Note 6 for further discussion.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 4, 2007. FIN 48 clarifies the accounting for income taxes in the financial statements by prescribing a minimum probability recognition threshold and measurement process for recording uncertain tax positions taken or expected to be taken in a tax return and provides guidance on derecognition, classification, accounting and disclosure requirements. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

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

A reconciliation of basic weighted-average number of common shares to diluted weighted-average number of common shares is as follows (shares in thousands):

	2008	2007	2006
Basic weighted-average number of common shares	41,366	42,123	43,196
Incremental shares from share-based compensation plans	—	—	681

Diluted weighted-average number of common shares	41,366	42,123	43,877

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Options to purchase approximately 2.0 million, 1.6 million and 1.3 million shares of common stock that were outstanding during 2008, 2007 and 2006, respectively, were not included in the computation of diluted net income (loss) per share as the exercise prices of these options were greater than the average market price of the common shares. Common stock equivalents totaling 226,212 and 413,414, respectively, would have been included in a diluted net income per share calculation had the Company reported net income for fiscal years 2008 and 2007.

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

Reclassifications. Certain reclassifications have been made in prior years’ Notes to Consolidated Financial Statements to conform to classifications used in the current year.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. The Company’s restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The adoption of FSP EITF No. 03-6-1 will not have a material impact on our consolidated financial statements.

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

In September 2006, the EITF issued EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF No. 06-4 states that an employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board Opinion No. 12, Omnibus Opinion-1967. The Company adopted EITF 06-4 on February 3, 2008 and recorded a $4.5 million liability (included in other liabilities) through a reduction to retained earnings to reflect the cumulative effect of the change in accounting principle. See Note 7 for further discussion.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance provided in previous accounting pronouncements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, that deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities effective February 3, 2008 and it had no effect on our consolidated financial statements. Management does not expect the full adoption of FAS No. 157, effective February 1, 2009, to have a material impact on our consolidated financial statements. Currently, the only instruments that fall under the scope of this pronouncement are cash equivalents of approximately $69.5 million as of January 31, 2009, which are Level 1 securities with readily available market prices.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

2. Property and Equipment, Net

Property and equipment, net consists of the following:

	January 31, 2009	February 2, 2008
Fixtures, equipment and software	$176,172	$200,998
Leasehold improvements	58,154	70,433

	234,326	271,431
Accumulated depreciation and amortization	148,005	160,744

	$86,321	$110,687

Depreciation and amortization expense for property and equipment totaled $24.6 million, $24.4 million and $22.0 million for 2008, 2007 and 2006, respectively.

During 2008, 2007 and 2006, the Company recorded net pre-tax asset impairment charges of $20.7 million, $4.0 million and $0.6 million, respectively, to reduce the carrying value of furniture, fixtures, equipment and leasehold improvements held for use and certain other assets in stores closing in 2009, stores closed during those years, and certain other under-performing stores to their respective estimated fair value. The charges were higher in 2008 due to a greater number of stores with projected cash flows that do not support the carrying value of their long-lived assets. These charges are included in SG&A expenses in the Consolidated Statements of Operations.

3. Accrued Liabilities

The major components of accrued liabilities are as follows:

	January 31, 2009	February 2, 2008
Compensation and employee benefits	$20,340	$20,314
Unredeemed gift and returns cards	19,892	21,643
Property taxes	13,767	12,905
Payroll and other taxes	3,605	4,363
Other	22,190	16,283

	$79,794	$75,508

4. Revolving Credit Agreement

The Company has a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2011. Borrowings under the Agreement are based on and collateralized primarily by eligible inventory. The Company issues commercial and standby letters of credit for purposes of securing foreign sourced merchandise and certain insurance programs. Outstanding letters of credit reduce availability under the credit agreement. The interest rates on borrowings under the Agreement range from Prime (3.25% at January 31, 2009) to Prime plus .25% per annum for Prime Rate Loans and LIBOR (0.41% at January 31, 2009) plus 1.00% to LIBOR plus 1.75% per annum for Eurodollar Rate Loans and are established quarterly, based on excess availability as defined in the Agreement. An unused line fee of .20% is charged on the unused portion of the revolving credit facility, based on excess availability. The weighted-average interest rate on borrowings outstanding at January 31, 2009 was 1.91%. Because all borrowings bear interest at variable rates that approximate current market rates, the carrying value of these borrowings approximates fair value.

During the third quarter of 2008, the Company borrowed an additional $75 million under the Agreement to increase its cash position while building seasonal inventories and approaching peak borrowing needs and in light of uncertainties in the credit markets at that time. At January 31, 2009, the Company had $100 million in direct borrowings, $8 million of outstanding standby letters of credit and $69.5 million invested in short-term U.S. Treasury money market funds. Subsequent to year end, the Company liquidated these money market funds and repaid that portion of its borrowings. Approximately $42 million was available under the Agreement at January 31, 2009 and the Company is in compliance with the terms of the Agreement.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

5. Leased Facilities and Commitments

The Company leases all of its retail and support facilities. Annual store rent is generally comprised of a fixed minimum amount plus a contingent amount based on a percentage of sales exceeding a stipulated amount. Most leases also require additional payments covering real estate taxes, common area costs and insurance. Rent expense is as follows:

	2008	2007	2006
Minimum rentals	$76,330	$72,247	$67,764
Contingent rentals	275	332	542

	$76,605	$72,579	$68,306

During 2008 and 2007, the Company’s shoe department inventory was provided by a single supplier under a supply agreement. In 2006, we used a second supplier that operated the shoe department under a sublease agreement. The Company’s percentage of net revenue per the supply agreement was $12.4 million in 2008, $13.5 million in 2007 and $8.2 million in 2006, and sublease rental income per the sublease agreement was $5.5 million in 2006. All amounts are included in other income, net in the Consolidated Statements of Operations.

At January 31, 2009, the Company was committed under non-cancelable leases with remaining terms of up to 15 years. Future minimum payments under non-cancelable leases are:

2009	$74,971
2010	67,878
2011	58,724
2012	47,864
2013	39,860
Thereafter	92,565

Total	$381,862

6. Income Taxes

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

	January 31, 2009	February 2, 2008
Gross deferred tax assets:
Unredeemed gift and return card liabilities	$4,271	$3,861
Deferred rent liability	3,409	3,586
Deferred compensation liability	2,719	3,684
Insurance reserves	3,146	3,266
Share-based compensation	4,962	3,771
Store closing reserves	1,955	1,246
Other accrued liabilities	2,234	1,913
NOL and credit carryforwards	3,132	647
Other	1,261	1,552

	27,089	23,526
Valuation allowance	(18,958)	—

Gross deferred tax assets, net of valuation allowance	8,131	23,526

Gross deferred tax liabilities:
Property and equipment	2,147	7,528
Inventory	3,618	3,793
Prepaid items	1,349	1,581
Other assets	731	1,721

Gross deferred tax liabilities	7,845	14,623

Net deferred tax asset	$286	$8,903

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

SFAS No. 109, Accounting for Income Taxes, requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook, and although the Company was profitable in 2006 and posted a small loss in 2007, the results in 2008 produced a cumulative three-year loss, which is considered a significant factor that is difficult to overcome. Accordingly, the Company established a valuation allowance of $19.0 million to reflect the amount of deferred tax assets for which it is more likely than not that realization will not occur. The remaining deferred tax asset of $0.3 million at January 31, 2009 represents the estimated tax benefit attributable to taxable income available in prior carryback years under current tax laws.

Deferred tax assets (liabilities) are reflected on the Company’s Consolidated Balance Sheets as follows:

	January 31, 2009	February 2, 2008
Current deferred tax assets (included in prepaid expenses and other current assets)	$—	$405
Current deferred tax liabilities (included in accrued liabilities)	(3,638)	—
Non-current deferred tax assets (included in other assets)	3,924	8,498

Net deferred tax asset	$286	$8,903

The components of income tax benefit (provision) are as follows:

	2008	2007	2006
Current:
Federal	$18,927	$(1,149)	$(24,438)
State	38	(940)	(1,852)

	18,965	(2,089)	(26,290)

Deferred:
Federal	(7,622)	3,738	4,234
State	(762)	401	302

	(8,384)	4,139	4,536

Income tax benefit (provision)	$10,581	$2,050	$(21,754)

In addition to the increase from the deferred tax benefit, net deferred tax assets increased $5.8 million in 2007 due to the recording of deferred tax assets related to the adoption of FIN48. In 2008, the change in deferred tax assets includes approximately $0.2 million related to decreases in deferred tax assets related to FIN48.

During 2008, 2007 and 2006, the Company realized tax (deficiencies) benefits of $(0.2) million, $0.2 million and $0.8 million, respectively, related to share-based compensation plans that were recorded to additional paid-in-capital. The income tax benefit (provision) differs from the amount of income tax determined by applying the statutory U.S. corporate tax rate to pre-tax amounts due to the following items:

	2008	2007	2006
Federal tax at the statutory rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit	4.2	6.1	(4.1)
Change in valuation allowance	(23.2)	—	—
Business tax credits	0.5	3.5	1.3
Effect of FIN48	0.2	(9.0)	—
Compensation-related items	(0.2)	(2.7)	(0.2)
Change in cash surrender value	(1.9)	(1.4)	(0.5)
Other permanent items	(1.7)	(0.3)	1.6

Income tax benefit (provision)	12.9%	31.2%	(36.9)%

At January 31, 2009, the company had state net operating loss carryforwards of approximately $58.0 million which begin to expire in 2010 through 2028. The Company has federal and state tax credits of approximately $1.0 million, $0.8 million of which do not expire and the remainder expires in 2012 through 2028.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The Company adopted the provisions of FIN48 on February 4, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings. The following is a reconciliation of the change in the amount of unrecognized tax benefits from February 4, 2007 to January 31, 2009:

	2008	2007
Beginning balance	$1,256	$7,267
Increases due to:
Tax positions taken in prior years	1,310	3,984
Tax positions taken in current year	—	375
Decreases due to:
Tax positions taken in prior years	(1,519)	(3,653)
Settlements with taxing authorities	(106)	(6,717)
Lapse of statute limitations	(226)	—

Ending balance	$715	$1,256

As of January 31, 2009, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.9 million. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal years ended January 31, 2009 and February 2, 2008, the Company recognized approximately $0.1 million and $0.2 million in interest and penalties. The total amount of accrued interest and accrued penalties as of January 31, 2009 and February 2, 2008 was $0.5 million.

The Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years ended before 2005 and is no longer subject to state and local tax examinations for fiscal years ended before 2004. During 2007, the Internal Revenue Service (IRS) completed its examination of the Company’s federal income tax returns for fiscal years 2003 and 2004 and the Company settled with the IRS. The most significant adjustments were related to the Company’s revenue recognition associated with gift and return cards.

Subsequent to January 31, 2009, the IRS completed its examination of the Company’s 2005 and 2006 federal income tax returns and the Company settled with the IRS. The settlement will result in income tax refunds of approximately $2.2 million, primarily related to reversals of favorable roll forward adjustments from the 2003 and 2004 IRS examination. Consequently, the unrecognized tax benefits will increase by approximately $2.2 million during 2009.

7. Employee Benefit Plans

The Company has a defined contribution retirement plan (a 401K plan) covering employees who are at least 21 years of age, have completed at least one year of service and who work at least 1,000 hours annually. Under the profit sharing portion of the plan, the Company can make discretionary contributions which vest at a rate of 20 percent per year after two years of service. During 2008, 2007 and 2006, the Company matched 50 percent of an employee’s voluntary pre-tax contributions up to a maximum of four percent of an employee’s compensation. The Company’s matching portion vests in accordance with the plan’s vesting schedule. Total Company contributions to the retirement plan, net of forfeitures, were $1.5 million in 2008 and 2007 and $1.4 million in 2006. The Company has suspended its match for 2009.

The Company has an executive split-dollar life insurance plan wherein eligible executives are provided with pre-retirement life insurance protection based upon three to five times base salary. Upon retirement, the executive is provided with life insurance protection based upon one and one-half to two and one-half times final base salary. As discussed in the recent accounting pronouncements section of Note 1 to the Notes to Consolidated Financial Statements, the Company adopted EITF 06-4 on February 3, 2008 and recorded a postretirement benefit liability pertaining to these life insurance benefits of $4.5 million through a reduction to retained earnings. The Company’s postretirement cost was $0.9 million in 2008. The postretirement benefit liability was $4.6 million at January 31, 2009 and is classified in other liabilities. The $0.8 million in accumulated other comprehensive income on the consolidated balance sheet at January 31, 2009 relates to these benefits.

The Company also has an executive deferral plan providing officers, key executives and director-level employees with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer up to 100% of their base compensation and bonuses earned. During 2008, 2007 and 2006, the Company matched the officers’ and key executives’ contributions 100%, and the director-level employees’ contributions 50%, up to the first 10% of compensation deferred. The Company has suspended its

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

match for 2009. A participant’s Company matching contributions and related investment earnings vest at 20% per year in each of years four through eight, at which time a participant is fully vested. The liability to the employees for amounts deferred was $7.1 million at January 31, 2009 and $9.8 million at February 2, 2008, and is included in other liabilities in the Consolidated Balance Sheets. The expense for this plan, net of forfeitures, was $1.0 million in 2008 and $0.8 million in 2007 and 2006.

In connection with the above two plans, whole life insurance contracts were purchased on the related participants. At January 31, 2009 and February 2, 2008, the cash surrender value of these policies was $13.2 million and $15.8 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

8. Stockholders’ Equity

Stock Repurchase Plan

During 2008, 2007 and 2006, the Company repurchased 4,839 shares, 2,438,854 shares and 410,812 shares of its common stock in the open market at a total cost of $18 thousand, $26.9 million and $6.1 million, respectively. As of January 31, 2009, there are 803,145 shares which can be repurchased pursuant to the Board of Directors’ current authorization.

Share-Based Compensation Expense

For the years ended January 31, 2009 and February 2, 2008, pre-tax share-based compensation expense was recorded as follows:

	2008	2007
Cost of merchandise sold	$2,591	$3,777
Selling, general and administrative expenses	1,486	2,139

Total share-based compensation expense	$4,077	$5,916

Included in 2007 share-based compensation expense is $0.4 million for dividends paid on restricted stock awards that are not expected to vest. As required by SFAS 123R, such payments are recorded as share-based compensation expense instead of dividends paid.

Share-Based Compensation Plans

The Company has an Employee Stock Purchase Plan (the “Stock Purchase Plan”) whereby all employees who complete six months employment with the Company and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan are permitted to use their payroll deductions to acquire shares at 85% of the lower of the fair market value of the Company’s stock determined at either the beginning or the end of each option period. In 2008, 2007 and 2006, the participants acquired 405,232 shares, 190,663 shares and 97,480 shares of the Company’s common stock at weighted-average per share prices of $1.97, $5.91 and $11.90, respectively. The fair value of Employee Stock Purchase Plan shares was estimated using the Black-Scholes call option value method with the following weighted-average assumptions for 2008: expected volatility of 63.5%, expected dividend yield of 2.7%, a risk-free interest rate of 2.7%, a present-value discount factor of 1.0% and an expected term of six months. Share-based compensation expense for the Stock Purchase Plan was $0.5 million, $0.6 million and $0.4 million in 2008, 2007 and 2006, respectively.

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

The following table presents the number of awards initially authorized and available to grant under the Omnibus Plan (shares in thousands):

Shares
Awards initially authorized	4,500
Shares registered December 2007	3,000

Total awards authorized	7,500

Awards available for grant:
February 3, 2007	1,233
February 2, 2008	4,147
January 31, 2009	2,984

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Stock Options

The fair value of each stock option granted during 2008, 2007 and 2006 was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: expected volatility of 58.7%, 46.2% and 47.2% respectively, expected dividend yield of 0%, 2.1% and 1.5% respectively, a risk-free interest rate of 1.5%, 4.4% and 4.8% respectively, and an expected option term of 4.1 years, 4.8 years and 5.2 years respectively. The expected volatility is based on the historical volatility of our stock prices over assumed expected terms. The risk-free interest rate is estimated from yields of U.S. Treasury instruments of varying maturities with terms consistent with the expected terms of the options. The expected term of an option is calculated from a lattice model using historical employee exercise data.

A summary of stock option information for the three years ended January 31, 2009 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
Outstanding at January 28, 2006	2,775	$12.63
Granted	751	16.66
Exercised	(190)	11.23
Cancelled or forfeited	(72)	13.82

Outstanding at February 3, 2007	3,264	13.81
Granted	567	12.35
Exercised	(284)	12.39
Cancelled or forfeited	(914)	15.76

Outstanding at February 2, 2008	2,633	12.75
Granted	1,264	1.33
Cancelled or forfeited	(629)	11.27

Outstanding at January 31, 2009	3,268	$8.62	$—	5.0 years

Exercisable stock options at January 31, 2009	1,106	$10.32	$—	3.5 years

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2009. This amount changes based on the fair market value of the Company’s common stock. There were no in-the-money options at January 31, 2009.

As of January 31, 2009, there was $2.5 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.8 years. The weighted-average grant-date fair value of options granted during 2008 was $0.58. The total intrinsic value of stock options exercised was $0.9 million during both 2007 and 2006. No stock options were exercised during 2008. Therefore, there was no cash received or tax benefit derived from the exercise of stock options during 2008.

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

In accordance with SFAS No. 123R, recording of share-based compensation expense for awards with performance conditions is based on the probable outcome of that performance condition. EPS Performance Shares are earned based on the Company’s achieving aggregate three year EPS goals. Due to the effect of the 2006, 2007 and 2008 EPS shortfall to goal, no share-based compensation expense was recorded for these performance-based shares in 2006, 2007 and 2008.

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

A summary of restricted stock awards and MP Performance Share activity as of and for the three years ended January 31, 2009 is as follows (shares in thousands):

	Restricted Stock Awards		MP Performance Shares
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 28, 2006	262	$17.75
Granted	361	14.31	240	$14.24
Vested	(57)	6.36
Forfeited	(22)	19.78

Non-vested at February 3, 2007	544	16.82	240	14.24
Granted	178	9.12
Vested	(19)	16.36
Forfeited	(123)	20.51

Non-vested at February 2, 2008	580	14.39	240	14.24
Granted	561	4.86
Vested	(32)	15.65
Forfeited	(151)	11.01

Non-vested at January 31, 2009	958	$9.30	240	$14.24

Total unrecognized compensation cost	$4,847		None
Weighted-average expected life remaining	2.7 years		None

The total fair value of restricted stock awards vested during fiscal 2008 was $0.1 million. As of January 31, 2009, there were no vested MP Performance Shares.

9. Store Closing Charges

The Company closes under-performing stores in the normal course of business. The Company closed ten stores during 2008, two stores during 2007 and six stores during 2006 incurring pre-tax lease termination and severance costs. Lease termination costs are net of estimated sublease income that could reasonably be obtained for the properties. In the event the Company is not successful in subleasing closed store locations when management expects, additional reserves for store closing costs may be recorded. During 2008, 2007 and

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

2006, the Company recorded net pre-tax charges of $4.7 million, $1.1 million and $1.8 million, respectively, for store closing charges, including adjustments to previously recorded store closing reserves for changes in estimated sublease income. Store closing charges are included in SG&A expenses in the Consolidated Statements of Operations.

The following tables show the activity in the store closing reserve:

	February 2, 2008	Charges	Payments	January 31, 2009
Lease termination costs	$3,321	$3,568	$1,849	$5,040
Severance	—	1,129	944	185

Total store closing reserve	$3,321	$4,697	$2,793	$5,225

	February 3, 2007	Charges	Payments	February 2, 2008
Lease termination costs	$4,639	$889	$2,207	$3,321
Severance	—	256	256	—

Total store closing reserve	$4,639	$1,145	$2,463	$3,321

	January 28, 2006	Charges	Payments	February 3, 2007
Lease termination costs	$5,522	$1,325	$2,208	$4,639
Severance	63	452	515	—

Total store closing reserve	$5,585	$1,777	$2,723	$4,639

The store closing reserve at January 31, 2009, February 2, 2008 and February 3, 2007 includes a current portion (in accrued liabilities) of $2.1 million, $1.2 million and $2.1 million, respectively, and a long-term portion (in other liabilities) of $3.1 million, $2.1 million and $2.5 million, respectively.

10. Sales by Major Merchandise Category

The Company is a single business segment as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that companies report revenues for each product or group of similar products. The following table summarizes the Company’s sales by major merchandise category:

	2008	2007	2006
Ladies’ apparel and accessories	$836,985	$901,719	$901,289
Men’s apparel and accessories	286,195	309,832	316,408
Gifts and linens	161,335	203,683	226,272
Other	41,954	42,411	57,327

Net sales	$1,326,469	$1,457,645	$1,501,296

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

11. Quarterly Results of Operations (Unaudited)

Year Ended January 31, 2009	13 Weeks Ended May 3, 2008	13 Weeks Ended Aug. 2, 2008	13 Weeks Ended Nov. 1, 2008	13 Weeks Ended Jan. 31, 2009
Net sales	$352,123	$311,628	$298,815	$363,903
Gross profit	97,746	74,122	67,464	54,905
Net income (loss)	6,998	(8,003)	(14,118)	(56,178)
Basic income (loss) per share	$0.17	$(0.19)	$(0.34)	$(1.35)
Diluted income (loss) per share	$0.17	$(0.19)	$(0.34)	$(1.35)

Year Ended February 2, 2008	13 Weeks Ended May 5, 2007	13 Weeks Ended Aug. 4, 2007	13 Weeks Ended Nov. 3, 2007	13 Weeks Ended Feb. 2, 2008
Net sales	$376,119	$330,739	$333,343	$417,444
Gross profit	104,910	86,198	86,212	84,090
Net income (loss)	8,112	2,195	(2,689)	(12,148)
Basic income (loss) per share	$0.19	$0.05	$(0.06)	$(0.30)
Diluted income (loss) per share	$0.18	$0.05	$(0.06)	$(0.30)

12. Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

EXHIBIT INDEX

3.1	Articles of Incorporation of Stein Mart, Inc., incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

3.2	Bylaws of Stein Mart, Inc., amended September 8, 2003, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

4.1	Provisions of the Articles of Incorporation and Bylaws of Stein Mart, Inc. defining rights of shareholders of Common Stock of Stein Mart, Inc., incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 30, 2000

4.2	Form of stock certificate for Common Stock, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.1*	Form of Director’s and Officer’s Indemnification Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.2*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.3*	Form of Incentive Stock Option Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.4*	Form of Option Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on August 7, 2001

10.5	Form of Option Award Agreement for Non-Employee Directors, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on August 7, 2001

10.6*	Form of Restricted Share Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

10.7*	Form of Performance Share Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended October 28, 2006

10.8	Profit Sharing Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.9*	Executive Health Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.10*	Director Stock Option Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.11*	Executive Split Dollar Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 1, 2000

10.12	Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on August 7, 2001

10.13	First Amendment to Stein Mart, Inc. 2001 Omnibus Plan, dated December 12, 2006, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 3, 2007

10.14*	Executive Deferral Plan, amended November 1, 2002, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

10.15*	Management Incentive Compensation Plan, amended June 6, 2006, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended July 29, 2006

10.16*	Employment Agreement, dated as of July 11, 2005, between Stein Mart, Inc. and Michael D. Fisher, incorporated by reference to the Company’s Form 8-K filed on July 15, 2005

10.17*	Separation Agreement and Release, dated as of August 27, 2007, between Stein Mart, Inc. and Michael D. Fisher, incorporated by reference to the Company’s Form 8-K/A filed on October 5, 2007

10.18*	Employment Agreement, dated as of July 1, 2008, between Stein Mart, Inc. and James G. Delfs, incorporated by reference to the Company’s Form 8-K filed on July 8, 2008

10.19*	December 2008 Amendment to Employment Agreement, dated as of December 31, 2008, between Stein Mart, Inc. and James G. Delfs (filed herein)

10.20*	Employment Agreement, dated as of September 16, 2006, between Stein Mart, Inc. and D. Hunt Hawkins, incorporated by reference to the Company’s Form 8-K filed on September 25, 2006

10.21*	December 2008 Amendment to Employment Agreement, dated as of December 1, 2008, between Stein Mart, Inc. and D. Hunt Hawkins (filed herein)

10.22*	Employment Agreement, dated as of July 1, 2008, between Stein Mart, Inc. and Michael D. Ray, incorporated by reference to the Company’s Form 8-K filed on July 8, 2008

10.23*	December 2008 Amendment to Employment Agreement, dated as of December 31, 2008, between Stein Mart, Inc. and Mike Ray (filed herein)

10.24*	Employment Agreement, dated as of September 16, 2006, between Stein Mart, Inc. and William A. Moll, incorporated by reference to the Company’s Form 8-K filed on September 25, 2006

10.25*	December 2008 Amendment to Employment Agreement, dated as of December 1, 2008, between Stein Mart, Inc. and William A. Moll (filed herein)

10.26*	Employment Agreement, dated as of August 27, 2007, between Stein Mart, Inc. and Linda McFarland Farthing, incorporated by reference to the Company’s Form 8-K/A filed on October 5, 2007

10.27*	Option Award Agreement, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, dated August 27, 2007, between Stein Mart, Inc. and Linda McFarland Farthing, incorporated by reference to the Company’s Form 8-K filed on August 31, 2007

10.28*	Employment Agreement, dated December 2, 2008, between Stein Mart, Inc. and David H. Stovall, Jr., incorporated by reference to the Company’s Form 8-K filed on December 8, 2008

10.29*	Option Award Agreement, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, dated December 5, 2008, between Stein Mart, Inc. and David H. Stovall, Jr., incorporated by reference to the Company’s Form 8-K filed on December 8, 2008

10.30	Loan and Security Agreement dated July 18, 2003, among Stein Mart, Inc., Wachovia Bank, National Association and Fleet Retail Finance, Inc. as Co-Arrangers, Congress Financial Corporation (Florida) as Administrative and Collateral Agent, General Electric Capital Corporation as Documentation Agent and the Lenders (as such terms are defined in the Credit Agreement), incorporated by reference to the Company’s Form 10-Q for the quarterly period ended August 2, 2003

10.31	Amendment No. 1 to Loan and Security Agreement dated January 11, 2006 between Stein Mart, Inc. and Wachovia Bank, National Association (successor to Congress Financial Corporation), incorporated by reference to the Company’s Form 8-K filed on January 17, 2006

10.32	Amended and Restated Supply Agreement, dated May 30, 2006, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 8-K filed on June 5, 2006

10.33	First Amendment to Amended and Restated Supply Agreement, dated August 26, 2008, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 1, 2008

10.34	Co-Brand Credit Card Consumer Program Agreement by and between Stein Mart, Inc. and GE Money Bank, dated as of September 28, 2006, incorporated by reference to the Company’s Form 8-K filed on October 4, 2006

23.1	Consent of PricewaterhouseCoopers LLP (filed herein)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

*	Management contract or compensatory plan or arrangements.