Form 10-Q
period 2009-05-02
STEIN MART INC
filed 2009-06-10
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of May 29, 2009 was 42,665,678.

STEIN MART, INC.

Stein Mart, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share data)

	May 2, 2009	January 31, 2009	May 3, 2008
ASSETS
Current assets:
Cash and cash equivalents	$19,409	$88,903	$22,473
Trade and other receivables	8,604	9,011	11,493
Inventories	209,573	207,139	280,573
Income taxes receivable	16,895	24,439	10,060
Prepaid expenses and other current assets	13,174	12,089	15,309

Total current assets	267,655	341,581	339,908
Property and equipment, net	83,042	86,321	109,948
Other assets	17,225	21,988	33,535

Total assets	$367,922	$449,890	$483,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,085	$55,683	$80,392
Accrued liabilities	77,967	79,794	73,774

Total current liabilities	141,052	135,477	154,166
Notes payable to banks	—	100,000	40,000
Other liabilities	23,637	28,063	28,864

Total liabilities	164,689	263,540	223,030
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 42,656,332, 42,655,544 and 42,078,878 shares issued and outstanding, respectively	427	427	421
Additional paid-in capital	10,791	9,986	6,489
Retained earnings	191,238	175,152	253,451
Accumulated other comprehensive income	777	785	—

Total stockholders’ equity	203,233	186,350	260,361

Total liabilities and stockholders’ equity	$367,922	$449,890	$483,391

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended May 2, 2009	13 Weeks Ended May 3, 2008
Net sales	$319,570	$352,123
Cost of merchandise sold	222,740	254,377

Gross profit	96,830	97,746
Selling, general and administrative expenses	79,856	91,539
Other income, net	4,997	5,930

Income from operations	21,971	12,137
Interest expense, net	279	367

Income before income taxes	21,692	11,770
Provision for income taxes	5,606	4,772

Net income	$16,086	$6,998

Net income per share:
Basic	$0.38	$0.17

Diluted	$0.38	$0.17

Weighted-average shares outstanding:
Basic	42,676	42,003

Diluted	42,892	42,034

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	13 Weeks Ended May 2, 2009	13 Weeks Ended May 3, 2008
Cash flows from operating activities:
Net income	$16,086	$6,998
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,939	6,497
Change in valuation allowance for deferred tax assets	(2,839)	—
Deferred income taxes	3,125	271
Store closing charges	248	111
Share-based compensation	806	1,258
Changes in assets and liabilities:
Trade and other receivables	407	879
Inventories	(2,434)	(18,077)
Income taxes receivable	7,544	4,043
Prepaid expenses and other current assets	(1,085)	(1,729)
Other assets	4,087	(1,327)
Accounts payable	7,402	3,268
Accrued liabilities	(1,874)	(2,547)
Other liabilities	(4,284)	264

Net cash provided by (used in) operating activities	32,128	(91)

Cash flows from investing activities:
Capital expenditures	(1,621)	(5,448)

Net cash used in investing activities	(1,621)	(5,448)

Cash flows from financing activities:
Borrowings under notes payable to banks	57,047	242,212
Repayments of notes payable to banks	(157,047)	(229,345)
Repurchase of common stock	(1)	—

Net cash (used in) provided by financing activities	(100,001)	12,867

Net (decrease) increase in cash and cash equivalents	(69,494)	7,328
Cash and cash equivalents at beginning of year	88,903	15,145

Cash and cash equivalents at end of period	$19,409	$22,473

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair statement have been included. Operating results for the 13-week periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Stein Mart, Inc. annual report on Form 10-K for the year ended January 31, 2009.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries, Stein Mart Buying Corp. and Stein Mart Holding Corp.

Recent Accounting Pronouncements

Effective February 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for nonfinancial assets and liabilities in accordance with Financial Accounting Standards Board Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, that deferred the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, to fiscal years beginning after November 15, 2008. The adoption of FAS No. 157 for nonfinancial assets and liabilities had no impact on our consolidated financial statements.

2. Revolving Credit Agreement

The Company has a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2011. Borrowings under the Agreement are based on and collateralized primarily by eligible inventory. At January 31, 2009, the Company had $100 million in direct borrowings and $69.5 million invested in short-term U.S. Treasury money market funds. During the first quarter of 2009, the Company liquidated those money market funds and repaid that portion of its borrowings. As of May 2, 2009, the Company had no direct borrowings, but outstanding standby letters of credit and other reserves as defined in the Agreement totaling $16 million reduced availability to approximately $134 million. The Company is in compliance with the terms of the Agreement.

3. Income Taxes

During the fourth quarter of 2008, the Company established a valuation allowance against its deferred tax assets because 2008 operating results produced a cumulative three-year loss, which is considered a significant factor that is difficult to overcome when determining if a valuation allowance is required per SFAS No. 109, Accounting for Income Taxes. The Company performs a quarterly assessment of net deferred tax assets and plans to carry a valuation allowance until such time that positive evidence is sufficient to justify realization. The valuation allowance was $16.1 million and $19.0 million on net deferred tax assets of $16.1 million and $19.3 million at May 2, 2009 and January 31, 2009, respectively.

Historically, the Company has recorded its income tax provision or benefit in interim periods based on an estimated annual effective tax rate (“ETR”). The income tax provision for the first quarter of 2009 has been computed using the discrete period method. In accordance with FASB Interpretation No. 18 (“FIN 18”), Accounting for Income Taxes in Interim Periods - an interpretation of APB Opinion No. 28, the discrete period method is appropriate when a company cannot reliably estimate its annual ETR. Minor changes in the Company’s estimated pre-tax results and changes in projected permanent items and the valuation allowance for deferred tax assets cause significant variability in the estimated annual ETR and thus, such an estimate is not reliable. The income tax provision for the first quarter of 2008 was based on an estimated annual ETR. The ETR for subsequent 2009 periods could differ significantly from the ETR for the first quarter of 2009.

The ETR of 25.8 percent for the first quarter of 2009 is lower than the statutory rate, and is lower than the ETR of 40.5 percent for the first quarter of 2008, primarily due to the 2009 first quarter including the benefit from net favorable temporary differences and utilization of federal tax credits that decreased the valuation allowance for deferred tax assets.

During the first quarter of 2009, the IRS completed its examination of the Company’s 2005 and 2006 federal income tax returns and the Company settled with the IRS. The settlement will result in income tax refunds of approximately $2.2 million, primarily related to reversals of favorable roll forward adjustments related to revenue recognition associated with gift and return cards from the completed 2003 and 2004 IRS examination. Consequently, the unrecognized tax benefits increased by approximately $2.2 million during the first quarter of 2009.

4. Share-Based Compensation

For the 13 weeks ended May 2, 2009 and May 3, 2008, pre-tax share-based compensation expense was recorded as follows:

	13 Weeks Ended May 2, 2009	13 Weeks Ended May 3, 2008
Cost of merchandise sold	$509	$806
Selling, general and administrative expenses	297	452

Total share-based compensation expense	$806	$1,258

5. Earnings Per Share

Effective February 1, 2009, the Company adopted the FSP on Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF No. 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share (“EPS”) under the two-class method described in SFAS No. 128, Earnings Per Share. The Company’s restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period. Prior-period EPS data presented has been adjusted retrospectively. The adoption of FSP EITF No. 03-6-1 did not have a material impact on our EPS calculations.

A reconciliation of basic weighted-average number of common shares to diluted weighted-average number of common shares is as follows (shares in thousands):

	13 Weeks Ended May 2, 2009	13 Weeks Ended May 3, 2008
Basic weighted-average number of common shares	42,676	42,003
Incremental shares from share-based compensation plans	216	31

Diluted weighted-average number of common shares	42,892	42,034

Options to purchase approximately 2.0 million and 2.2 million shares of common stock that were outstanding during the 13 weeks ended May 2, 2009 and May 3, 2008, respectively, were not included in the computation of diluted net income per share as the exercise prices of these options were greater than the average market price of the common shares.

STEIN MART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to changes in consumer spending due to current events and/or economic conditions, the effectiveness of advertising, marketing and promotional strategies, ongoing competition from other retailers, changes in fashion trends and changing consumer preferences, access to additional capital at favorable terms, ability to successfully negotiate advantageous lease terms with current landlords, unseasonable weather conditions, adequate sources of merchandise at acceptable prices, the Company’s ability to attract and retain qualified employees and disruption of the Company’s distribution system. Readers are urged to review and consider the matters discussed in “Item 1A. Risk Factors” of our Form 10-K for 2008.

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

Overview

Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season, moderate to better fashion apparel for women and men, as well as accessories, gifts, linens and shoes, all offered at prices competitive with off-price retail chains. Management believes that Stein Mart differentiates itself from typical off-price retail chains by offering: (i) primarily current-season merchandise carried by better department or specialty stores, (ii) at moderate to better price levels, (iii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, and (iv) merchandise presentation and customer service more comparable to other upscale retailers. As of May 2, 2009, we operated 275 stores.

For the first quarter of 2009, net income was $16.1 million or $0.38 per diluted share as compared to net income of $7.0 million or $0.17 per diluted share for the same 2008 period. Net sales decreased $32.6 million or 9.2 percent from the first quarter of 2008, while gross margin decreased only $0.9 million. Selling, general and administrative (“SG&A”) expenses were $11.7 million lower during the first quarter of 2009 compared to the first quarter of 2008 primarily from significant reductions in payroll expense in the stores and corporate office and lower depreciation expense. This decrease in SG&A expenses, offset by slight decreases in gross margin and other income, contributed to the overall increase in earnings.

The progress that we made in the first quarter was built on three primary business strategies: that inventories must remain proportionate to a realistic sales trend, that expenses would have to decrease to reflect revenue expectations, and that we continually let the customer know that we offer a compelling value in this economic climate. In January 2009, we took heavy markdowns as we exited the fourth quarter and we reduced both headcount and store hours in response to lowered sales volume. While comparable store sales were down 8.0 percent for the quarter, average store inventories were down more than 22 percent, and SG&A expenses were down 12.8 percent year over year.

While these business strategies were successful during the first quarter, our comparable store sales trend continues to be negative. Consequently, we are focused on the continued enhancement of our fashion assortment, reformatting our stores to highlight our brand initiatives and building a marketing program designed to alert customers to our value message.

Our marketing strategy has been significantly ramped up this spring as we introduced a new advertising campaign based on brand name fashion at discounted prices everyday—delivered by real Stein Mart shoppers who love to share. Television commercials began in mid-March leading up to Easter and we also employed this media for our 12 hour sales. We have also intensified our email strategy, more than doubling our outreach and significantly increasing the number of entries into her inbox. We are branching into social media and currently have both a Facebook and a Twitter presence, and will soon have a new, enhanced website. Also this spring, we introduced our Elite Preferred Customer Card, designed to reward our best customers with even more benefits.

Our transition to a third party logistics network to deliver merchandise to the stores has begun. Our Dallas store distribution center and our New Jersey consolidation center are now operational and facilities in Atlanta and the Los Angeles consolidation center are expected to be fully operational in advance of the Fall Season.

As we look forward to the remainder of 2009, we remain keenly focused on a conservative operational formula to effectively manage inventories, capitalize on lower expenses, and preserve cash for optimal flexibility in an uncertain market.

Stores

There were 275 stores open as of May 2, 2009 and 284 stores open as of May 3, 2008. We plan to open a total of two new stores and close 10-13 stores in 2009.

	13 Weeks Ended May 2, 2009	13 Weeks Ended May 3, 2008
Stores at beginning of period	276	280
Stores opened during the period	1	5
Stores closed during the period	(2)	(1)

Stores at the end of period	275	284

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Income expressed as a percentage of the Company’s net sales (numbers may not add due to rounding):

	13 Weeks Ended May 2, 2009	13 Weeks Ended May 3, 2008
Net sales	100.0%	100.0%
Cost of merchandise sold	69.7	72.2

Gross profit	30.3	27.8
Selling, general and administrative expenses	25.0	26.0
Other income, net	1.6	1.7

Income from operations	6.9	3.4
Interest expense, net	0.1	0.1

Income before income taxes	6.8	3.3
Provision for income taxes	1.8	1.4

Net income	5.0%	2.0%

For the 13 weeks ended May 2, 2009 compared to the 13 weeks ended May 3, 2008

Net sales for the 13 weeks ended May 2, 2009 were $319.6 million, down 9.2 percent from $352.1 million for 2008. The $32.6 million sales decrease reflects a $26.6 million decrease in the comparable store group and a $9.4 million decrease in the closed store group, offset by a $3.4 million increase in the non-comparable store group due to the inclusion of sales for one store opened in 2009 and six stores opened in 2008. The closed store group includes two stores closed in 2009 and ten stores closed in 2008. Comparable stores sales for the first quarter of 2009 decreased 8.0 percent compared to the same 2008 period.

Gross profit for the 13 weeks ended May 2, 2009 was $96.8 million or 30.3 percent of net sales compared to $97.7 million or 27.8 percent of net sales for the 13 weeks ended May 3, 2008. The $0.9 million decrease in gross profit reflects a $2.0 million decrease in the closed store group, offset by a $0.6 million increase in the comparable store group and a $0.5 million increase in the non-comparable store group due to the inclusion of operating results for one store opened in 2009 and six stores opened in 2008. Gross profit as a percent of sales increased 2.5 percentage points during the first quarter of 2009 due to a 2.6 percentage point decrease in markdowns and a 1.0 percentage point increase in markup, offset by a 1.1 percentage point increase in occupancy costs due to a lack of leverage on lower sales.

SG&A expenses were $79.9 million or 25.0 percent of net sales for the 13 weeks ended May 2, 2009 as compared to $91.5 million or 26.0 percent of net sales for the same 2008 period. The $11.7 million decrease in SG&A expenses reflects a $9.6 million reduction in store operating expenses, a $1.3 million decrease in depreciation expense and a $1.1 million decrease in non-buying expenses in the corporate office, offset by a $0.3 million increase in advertising expenses. Store operating expenses decreased $7.9 million for the comparable store group due to headcount reductions and other cost saving initiatives and decreased $2.0 million for the closed store group, but were offset by a $0.3 million increase for the non-comparable store group. Depreciation expense decreased as a result of asset impairment charges taken during the fourth quarter of 2008. Corporate office expenses decreased primarily due to compensation and benefit reductions.

Other income, net decreased $0.9 million for the 13 weeks ended May 2, 2009 compared the same 2008 period due to a decrease in the number of credit cards issued through our co-brand credit card program.

The effective tax rate of 25.8 percent for the first quarter of 2009 is lower than the statutory rate, and is lower than the effective tax rate of 40.5 percent for the first quarter of 2008, primarily due to the 2009 first quarter including the benefit from net favorable temporary differences and utilization of federal tax credits that decreased the valuation allowance for deferred tax assets.

Liquidity and Capital Resources

The Company’s primary source of liquidity is the sale of its merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, the Company’s working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of May 2, 2009, the Company had $19.4 million in cash and cash equivalents.

Net cash provided by operating activities was $32.1 million for the first quarter of 2009 compared to cash used in operating activities of $0.1 million for the first quarter of 2008. More cash was provided by operating activities during the first quarter of 2009 compared to the first quarter of 2008 due to $19.8 million less cash used for inventories and to reduce accounts payable, $7.2 million more cash provided by net income plus non-cash charges, a $3.5 million increase in cash provided by income taxes receivable and $1.6 million more cash provided by other operating activities. Inventories decreased in the first quarter of 2009 compared to the first quarter of 2008 due to less inventory being purchased in response to lower sales.

Net cash used in investing activities was $1.6 million for the first quarter of 2009 compared to $5.4 million for the first quarter of 2008 due to less capital expenditures for fewer new stores openings. The Company expects to invest approximately $8-9 million in capital expenditures in 2009 to open two new stores and continue updating systems and existing stores.

Net cash used in financing activities was $100.0 million for the first quarter of 2009 compared to cash provided by financing activities of $12.9 million for the first quarter of 2008. More cash was used in financing activities during the first quarter of 2009 due to the repayment of all direct borrowings under our revolving credit agreement.

The Company has a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2011. As of May 2, 2009, the Company had no direct borrowings, but outstanding standby letters of credit and other reserves as defined in the Agreement totaling $16 million reduced availability to approximately $134 million. The Company is in compliance with the terms of the Agreement.

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

Recent Accounting Pronouncements

Effective February 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for nonfinancial assets and liabilities in accordance with Financial Accounting Standards Board Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, that deferred the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, to fiscal years beginning after November 15, 2008. The adoption of FAS No. 157 for nonfinancial assets and liabilities had no impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended January 31, 2009, filed with the Securities and Exchange Commission on April 16, 2009. There were no material changes to our market risk during the 13 weeks ended May 2, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 2, 2009 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended May 2, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
February 1 – February 28, 2009	1,026	$1.16	1,026	802,119
March 1, 2009 – April 4, 2009	127	3.39	127	801,992
April 5, 2009 – May 2, 2009	—	—	—	801,992

Total	1,153	$1.41	1,153	801,992

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

The Annual Meeting of Stockholders of Stein Mart, Inc. was held on June 9, 2009. At the meeting, the stockholders elected all of the Company’s directors to serve for one-year terms. The vote for each nominee for director was as follows:

Name of Director	Votes For	Votes Withheld
Ralph Alexander	39,423,029	929,613
Alvin R. Carpenter	39,473,234	879,408
Irwin Cohen	39,634,109	718,532
Susan Falk	39,580,153	772,488
Linda M. Farthing	39,409,879	942,763
Mitchell W. Legler	39,447,293	905,348
Richard L. Sisisky	39,646,202	706,439
Jay Stein	39,561,511	791,131
Martin E. Stein, Jr.	38,007,806	2,344,835
David H. Stovall, Jr.	39,589,086	763,555
John H. Williams, Jr.	39,584,998	767,644

The following proposals were also submitted to Stockholders with the following voting results:

1.	Appointment of PricewaterhouseCoopers LLP as independent registered certified public accounting firm for the fiscal year ending January 30, 2010

For	39,871,127
Against	452,333
Abstain	29,181

2.	Approval of an increase in the number of shares eligible for issuance under the Stein Mart Employee Stock Purchase Plan by 1,000,000 shares and to extend the Stock Purchase Plan from December 31, 2010 until December 31, 2015

For	30,551,264
Against	845,934
Abstain	188,982

3.	Approval of the material terms of the amended and restated Stein Mart Management Incentive Compensation Plan

For	30,403,151
Against	993,586
Abstain	1,189,443

ITEM 5.	OTHER INFORMATION

On June 9, 2009, the stockholders approved the material terms of the amended and restated Stein Mart Management Incentive Compensation Plan. The amended plan is incorporated by reference to Exhibit B of the Company’s Proxy Statement dated May 1, 2009.

On June 10, 2009, the Company issued a press release announcing that Senior Vice President, Finance and Chief Financial Officer James G. Delfs would be retiring but will remain with the Company to assist in the search for and the transition to his successor. Mr. Delfs has been in his position for 14 years.

In connection with the transition, on June 4, 2009 the Company and Mr. Delfs (the “Executive”) entered into an amended and restated employment agreement (the “Amended Employment Agreement”), a copy of which is attached as Exhibit 10.1. The Amended Employment Agreement becomes effective as of the date the Executive’s replacement Chief Financial Officer assumes that role (the “Effective Date”). The Amended Employment Agreement, among other things, provides for: (i) an employment term (the “Term”) beginning on the Effective date and ending 19 months thereafter, with no renewal, (ii) a base salary of $20,000 per month during the Term, (iii) a monthly separation payment, in an amount to be mutually agreed upon but not greater than $3,500 per month, payable after the Term and until the Executive or the Executive’s current spouse reaches age 65 (estimated at 1 year), (iv) continued vesting of options and performance shares during the Term and upon death or disability during the Term, (v) continued participation in other benefit plans during the Term, and (vi) a non-compete clause during the Term. The Board of Directors can terminate the Executive’s employment and the Amended Employment Agreement at any time by paying the Executive the remainder of the base salary due through the end of the Term. The remainder of the base salary is also payable to the Executive or his estate upon Executive’s death or disability during the Term.

ITEM 6.	EXHIBITS

10.1	Amended and Restated Employment Agreement, dated June 4, 2009 between Stein Mart, Inc. and James G. Delfs

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: June 10, 2009	By:	/s/ David H. Stovall, Jr.
David H. Stovall, Jr.
President and Chief Executive Officer

/s/ James G. Delfs
James G. Delfs
Senior Vice President, Finance and Chief Financial Officer