Form 10-Q
period 2009-08-01
STEIN MART INC
filed 2009-09-09
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

or

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

The number of shares outstanding of the Registrant’s common stock as of August 28, 2009 was 42,810,574.

STEIN MART, INC.

Stein Mart, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share data)

	August 1, 2009	January 31, 2009	August 2, 2008
ASSETS

Current assets:

Cash and cash equivalents	$45,036	$88,903	$18,312

Trade and other receivables	13,040	9,011	8,283

Inventories	184,866	207,139	248,900

Income taxes receivable	8,323	24,439	10,759

Prepaid expenses and other current assets	13,308	12,089	14,680

Total current assets	264,573	341,581	300,934

Property and equipment, net	78,835	86,321	107,911

Other assets	17,645	21,988	33,184

Total assets	$361,053	$449,890	$442,029

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$58,028	$55,683	$53,880

Accrued liabilities	76,329	79,794	73,760

Total current liabilities	134,357	135,477	127,640

Notes payable to banks	—	100,000	30,958

Other liabilities	20,692	28,063	29,329

Total liabilities	155,049	263,540	187,927

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:

Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding

Common stock - $.01 par value; 100,000,000 shares authorized; 42,775,961, 42,655,544 and 42,390,969 shares issued and outstanding, respectively	428	427	424

Additional paid-in capital	12,044	9,986	8,230

Retained earnings	192,762	175,152	245,448

Accumulated other comprehensive income	770	785	—

Total stockholders’ equity	206,004	186,350	254,102

Total liabilities and stockholders’ equity	$361,053	$449,890	$442,029

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended August 1, 2009	13 Weeks Ended August 2, 2008	26 Weeks Ended August 1, 2009	26 Weeks Ended August 2, 2008

Net sales	$287,501	$311,628	$607,071	$663,751

Cost of merchandise sold	212,052	237,506	434,792	491,883

Gross profit	75,449	74,122	172,279	171,868

Selling, general and administrative expenses	74,220	92,523	154,076	184,062

Other income, net	4,310	5,373	9,307	11,303

Income (loss) from operations	5,539	(13,028)	27,510	(891)

Interest income (expense), net	21	(205)	(258)	(572)

Income (loss) before income taxes	5,560	(13,233)	27,252	(1,463)

Income tax (provision) benefit	(4,036)	5,230	(9,642)	458

Net income (loss)	$1,524	$(8,003)	$17,610	$(1,005)

Net income (loss) per share:

Basic	$0.04	$(0.19)	$0.41	$(0.02)

Diluted	$0.04	$(0.19)	$0.41	$(0.02)

Weighted-average shares outstanding:

Basic	41,753	41,309	41,728	41,280

Diluted	42,414	41,309	42,167	41,280

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	26 Weeks Ended August 1, 2009	26 Weeks Ended August 2, 2008
Cash flows from operating activities:
Net income (loss)	$17,610	$(1,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,717	12,690
Impairment of property and other assets	726	328
Change in valuation allowance for deferred tax assets	(2,729)	—
Deferred income taxes	3,015	(841)
Store closing charges	1,072	1,153
Share-based compensation	1,805	2,480
Tax benefit from equity issuances	62	—
Excess tax benefits from share-based compensation	(54)	(3)
Changes in assets and liabilities:
Trade and other receivables	(4,029)	4,089
Inventories	22,273	13,596
Income taxes receivable	16,116	3,344
Prepaid expenses and other current assets	(1,219)	(1,100)
Other assets	3,616	(632)
Accounts payable	2,345	(23,244)
Accrued liabilities	(3,835)	(2,625)
Other liabilities	(7,661)	465

Net cash provided by operating activities	58,830	8,695

Cash flows from investing activities:
Capital expenditures	(2,943)	(9,900)

Net cash used in investing activities	(2,943)	(9,900)

Cash flows from financing activities:
Borrowings under notes payable to banks	57,134	399,746
Repayments of notes payable to banks	(157,134)	(395,921)
Excess tax benefits from share-based compensation	54	3
Proceeds from exercise of stock options	127	—
Proceeds from employee stock purchase plan	96	548
Repurchase of common stock	(31)	(4)

Net cash (used in) provided by financing activities	(99,754)	4,372

Net (decrease) increase in cash and cash equivalents	(43,867)	3,167
Cash and cash equivalents at beginning of year	88,903	15,145

Cash and cash equivalents at end of period	$45,036	$18,312

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair statement have been included. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended January 31, 2009.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries, Stein Mart Buying Corp. and Stein Mart Holding Corp.

We have evaluated subsequent events through September 9, 2009, the filing date of this Form 10-Q.

Recent Accounting Pronouncements

Effective February 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for nonfinancial assets and liabilities in accordance with Financial Accounting Standards Board Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, that deferred the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for nonfinancial assets and liabilities had no impact on our consolidated financial statements.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. We adopted the provisions of SFAS No. 165 for the quarter ended August 1, 2009. Adoption did not have a material effect on our consolidated financial statements.

2. Cash and Cash Equivalents

The carrying value of cash and cash equivalents, which includes money market funds, approximates fair value due to their short-term nature. In February 2008, we adopted SFAS No. 157 for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors. The only instruments that fall under the scope of this pronouncement are cash equivalents of approximately $30.4 million at August 1, 2009 and $69.5 million at January 31, 2009, which are Level 1 securities with readily available market prices.

3. Revolving Credit Agreement

We have a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2011. As of August 1, 2009, availability under the Agreement was $126.8 million and is based on eligible inventory less other reserves as defined in the Agreement. Standby letters of credit of $11.4 million reduced availability for borrowings to $115.4 million at August 1, 2009. We are in compliance with the terms of the Agreement.

4. Income Taxes

During the fourth quarter of 2008, we established a valuation allowance against deferred tax assets because 2008 operating results produced a cumulative three-year loss, which is considered a significant factor that is difficult to overcome when determining if a valuation allowance is required per SFAS No. 109, Accounting for Income Taxes. We perform a quarterly assessment of net deferred tax assets and plan to carry a valuation allowance until such time that positive evidence is sufficient to justify realization. The valuation allowance was $16.2 million and $19.0 million on net deferred tax assets of $16.2 million and $19.3 million at August 1, 2009 and January 31, 2009, respectively.

The income tax provision for the 26 weeks ended August 1, 2009 has been calculated based on an estimated annual effective tax rate (“ETR”). The income tax provision for the first quarter of 2009 was computed using the discrete period method. In accordance with FASB Interpretation No. 18 (“FIN 18”), Accounting for Income Taxes in Interim Periods - an interpretation of APB Opinion No. 28, the discrete period method is appropriate when the annual ETR cannot be reliably estimated. As of August 1, 2009, we believe the annual ETR can be reliably estimated.

The ETR for the second quarter of 2009 was 72.6 percent, a result of changing from the discrete period method used in the first quarter of 2009. The ETR of 31.3 percent for the 26 weeks ended August 2, 2008 was lower than the ETR of 35.4 percent for the 26 weeks ended August 1, 2009, and lower than the federal statutory rate of 35.0 percent, primarily due to the small taxable loss in 2008, the effect of certain book/tax differences and the recording of unrecognized tax benefits.

We are subject to periodic review by federal, state and local taxing authorities in the ordinary course of business. Subsequent to August 1, 2009, the Internal Revenue Service notified us that our 2007 and 2008 federal income tax returns would be examined. This examination and certain state income tax examinations already in progress are expected to be completed over the next twelve months. As a result, it is reasonably possible that a change in the unrecognized tax benefits may occur over the next twelve months related to settlements of these examinations; however, we cannot estimate a range at this time.

5. Share-Based Compensation

For the 13 weeks and 26 weeks ended August 1, 2009 and August 2, 2008, pre-tax share-based compensation expense was recorded as follows:

	13 Weeks Ended August 1, 2009	13 Weeks Ended August 2, 2008	26 Weeks Ended August 1, 2009	26 Weeks Ended August 2, 2008
Cost of merchandise sold	$639	$719	$1,149	$1,525
Selling, general and administrative expenses	360	503	656	955

Total share-based compensation expense	$999	$1,222	$1,805	$2,480

6. Earnings Per Share

Effective February 1, 2009, we adopted the FSP on Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF No. 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share (“EPS”) under the two-class method described in SFAS No. 128, Earnings Per Share. Our restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period. Prior-period EPS data presented has been adjusted retrospectively. The adoption of FSP EITF No. 03-6-1 did not have a material impact on our EPS calculations.

The following table presents the calculation of basic and diluted income (loss) per common share (shares in thousands):

	13 Weeks Ended August 1, 2009	13 Weeks Ended August 2, 2008	26 Weeks Ended August 1, 2009	26 Weeks Ended August 2, 2008
Numerator:
Net income (loss)	$1,524	$(8,003)	$17,610	$(1,005)
Income (loss) allocated to participating securities	34	—	400	—

Net income (loss) available to common stockholders	$1,490	$(8,003)	$17,210	$(1,005)

Denominator:
Basic weighted-average shares outstanding	41,753	41,309	41,728	41,280
Incremental shares from share-based compensation plans	661	—	439	—

Diluted weighted-average shares outstanding	42,414	41,309	42,167	41,280

Net income (loss) per share:
Basic	$0.04	$(0.19)	$0.41	$(0.02)
Diluted	$0.04	$(0.19)	$0.41	$(0.02)

Options to purchase approximately 1.8 million and 2.1 million shares of common stock that were outstanding during the 13 weeks ended August 1, 2009 and August 2, 2008, respectively, were not included in the computation of diluted net income (loss) per share as the exercise prices of these options were greater than the average market price of the common shares. For the 26 weeks ended August 1, 2009 and August 2, 2008, options to purchase 1.9 million and 2.1 million shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share for the aforementioned reason. Common stock equivalents totaling 8,760 and 19,850, respectively, would have been included in the diluted net income per share calculation had the Company reported net income for the 13 weeks and 26 weeks ended August 2, 2008.

STEIN MART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions. The words “plan,” “expect,” “anticipate,” “believe,” “estimate,” and similar expressions identify forward-looking statements. Forward-looking statements may be affected by certain factors, including but not limited to the matters discussed in “Item A. Risk Factors” of our Form 10-K for the fiscal year ended January 31, 2009. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are no guarantee of performance.

Overview

Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season, moderate to better fashion apparel for women and men, as well as accessories, gifts, linens and shoes, all offered at prices competitive with off-price retail chains. Management believes that Stein Mart differentiates itself from typical off-price retail chains by offering: (i) primarily current-season merchandise carried by better department or specialty stores, (ii) at moderate to better price levels, (iii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, and (iv) merchandise presentation and customer service more comparable to other upscale retailers. As of August 1, 2009, we operated 270 stores.

For the second quarter of 2009, we had net income of $1.5 million or $0.04 per diluted share as compared to a net loss $(8.0) million or $(0.19) per diluted share for the same 2008 period. For the first half of 2009, the Company had net income of $17.6 million or $0.41 per diluted share compared to a net loss of $(1.0) million or $(0.02) per diluted share for the same 2008 period. While net sales decreased $24.1 million and $56.7 million, respectively, for the second quarter and first half of 2009, gross margin increased slightly for both periods. Selling, general and administrative (“SG&A”) expenses were $18.3 million lower during the second quarter and $30.0 million lower during the first half of 2009 compared to the same 2008 periods, primarily from significant reductions in payroll expense in the stores and corporate office, reduced advertising and lower depreciation expense.

Our average store inventories were down more than 22 percent at the end of the second quarter compared to the end of the second quarter last year. Reducing our inventories has had multiple benefits, including far less clearance merchandise, better sell-through at regular prices and improved turn. By keeping inventory and expenses tightly controlled, we were able to improve margins and profitability for both the second quarter and the first half of 2009, despite negative comparable store sales trends. These efforts further strengthened our balance sheet, with no borrowings in the second quarter and $45 million in cash and cash equivalents at quarter end.

We must continue to make progress against a protracted negative sales trend with limited visibility for the foreseeable future. Although the customer is still very cautious, response to our updated merchandise offering and new marketing strategy is encouraging. We plan to build on these efforts this fall, while maintaining rigorous control over expenses and inventory levels.

We were pleased with the impact our stronger marketing efforts had on the second quarter. We continue to focus on our marketing strategies to keep our existing customers, attract a new and younger customer making sure we’re consistently on her radar screen, and move into the digital age. Our promotional calendar for the Fall season will be aggressive, although we plan to keep the marketing spend flat to Fall 2008. We will have more days of television commercials than we had last Fall, with a fresh round of commercials featuring real Stein Mart shoppers. As was the case in Spring 2009, we will strategically reduce our direct mail quantities as well as our newspaper distribution. We also plan to use Facebook and Twitter to engage and communicate with our loyal Stein Mart shoppers using our newly updated Steinmart.com website as the hub for much of this digital activity. Finally, we will continue to focus on our best customers through our Preferred Customer program and the Elite level of this program, introduced in March.

Our transition from vendors drop shipping merchandise directly to our stores, to using a third party logistics network to deliver merchandise (“supply chain”) continues on track. Product is flowing through the New Jersey, Dallas and California consolidation centers to our Atlanta and Dallas store distribution centers (“SDCs”) which are now fully operational. Approximately 88% of our stores are now receiving merchandise through the SDCs and we plan to activate the West Coast distribution facility after the holidays. Because we have been able to make this transition in a timely manner, we have already begun to realize some benefits of the new supply chain methodology earlier than expected. Some headcount reductions in store receiving areas have already begun, and we will see additional benefit in the second half of the year - ahead of our original timeline which called for the cost savings to begin in 2010.

Stores

There were 270 stores open as of August 1, 2009 and 283 stores open as of August 2, 2008. We plan to open one store and close four more stores during the third quarter, resulting in 267 stores at the end of fiscal year 2009.

	13 Weeks Ended August 1, 2009	13 Weeks Ended August 2, 2008	26 Weeks Ended August 1, 2009	26 Weeks Ended August 2, 2008
Stores at beginning of period	275	284	276	280
Stores opened during the period	—	—	1	5
Stores closed during the period	(5)	(1)	(7)	(2)

Stores at the end of period	270	283	270	283

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Operations expressed as a percentage of our net sales (numbers may not add due to rounding):

	13 Weeks Ended August 1, 2009	13 Weeks Ended August 2, 2008	26 Weeks Ended August 1, 2009	26 Weeks Ended August 2, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	73.8	76.2	71.6	74.1

Gross profit	26.2	23.8	28.4	25.9
Selling, general and administrative expenses	25.8	29.7	25.4	27.7
Other income, net	1.5	1.7	1.5	1.7

Income (loss) from operations	1.9	(4.2)	4.5	(0.1)
Interest income (expense), net	—	(0.1)	—	(0.1)

Income (loss) before income taxes	1.9	(4.2)	4.5	(0.2)
Income tax (provision) benefit	(1.4)	1.7	(1.6)	0.1

Net income (loss)	0.5%	(2.6)%	2.9%	(0.2)%

For the 13 weeks ended August 1, 2009 compared to the 13 weeks ended August 2, 2008

Net sales for the second quarter of 2009 were $287.5 million, down 7.7% from $311.6 million in last year’s second quarter. The $24.1 million decrease reflects a $13.0 million decrease in the comparable store group and a $12.8 million decrease in the closing/closed store group, offset by a $1.7 million increase in the non-comparable store group due to the inclusion of sales for one store opened in 2009 and six stores opened in 2008. The closing/closed store group includes the 11 stores we plan to close in 2009 and the ten stores closed in 2008. Comparable stores sales for the second quarter of 2009 decreased 4.5% compared to the second quarter of 2008.

Gross profit for the second quarter of 2009 was $75.4 million or 26.2 percent of net sales compared to $74.1 million or 23.8 percent of net sales for the second quarter of 2008. The $1.3 million increase in gross profit reflects a $3.6 million increase in the comparable store group and a $0.3 million increase in the non-comparable store group, offset by a $2.6 million decrease in the closing/closed store group. Gross profit as a percent of sales increased 2.4 percentage points during the second quarter of 2009 primarily due to a 1.4 percentage point increase in markup and a 1.3 percentage point decrease in markdowns, offset by a 0.6 percent increase in occupancy costs due to a lack of leverage on lower sales.

SG&A expenses were $74.2 million or 25.8 percent of net sales for the second quarter of 2009 as compared to $92.5 million or 29.7 percent of net sales for the same 2008 period. The $18.3 million decrease in SG&A expenses reflects a $9.5 million reduction in store operating expenses, a $4.7 million decrease in non-buying expenses in the corporate office, a $2.8 million decrease in advertising expenses, and a $1.3 million decrease in depreciation expense. Store operating expenses decreased $7.1 million for the comparable store group due to headcount reductions and other cost saving initiatives and decreased $2.4 million for the closing/closed store group. Corporate office expenses decreased from 2008 primarily due to compensation and benefit reductions, lower legal expenses and lower professional fees related to expense reduction initiatives. Advertising expense was lower this period primarily due to reduced spending on direct mail marketing and newspaper advertising. Depreciation expense decreased as a result of asset impairment charges taken during the fourth quarter of 2008.

Other income, net decreased $1.1 million for the second quarter of 2009 compared to the second quarter of 2008 due to a decrease in the number of credit cards issued through our co-brand credit card program.

The effective tax rate (“ETR”) of 72.6 percent for the second quarter of 2009 is a result of changing from the discrete period method used in the first quarter of 2009 when the ETR was 25.8%. The higher second quarter ETR was required to adjust the ETR for the first half of 2009 to the estimated annual ETR.

For the 26 weeks ended August 1, 2009 compared to the 26 weeks ended August 2, 2008

Net sales for the first half of 2009 were $607.1 million, down 8.5% from $663.8 million for the first half of 2008. The $56.7 million decrease reflects a $39.2 million decrease in the comparable store group and a $22.6 million decrease in the closing/closed store group, offset by a $5.1 million increase in the non-comparable store group due to the inclusion of sales for one store opened in 2009 and six stores opened in 2008. Comparable stores sales for the first half of 2009 decreased 6.3% compared to the first half of 2008.

Gross profit for first half 2009 was $172.3 million or 28.4 percent of net sales compared to $171.9 million or 25.9 percent of net sales for the first half of 2008. The $0.4 million increase in gross profit reflects a $4.2 million increase in the comparable store group and a $0.8 million increase in the non-comparable store group due to the inclusion of operating results for one store opened in 2009 and six stores opened in 2008, offset by a $4.6 million decrease in the closing/closed store group. Gross profit as a percent of sales increased 2.5 percentage points during the first half of 2009 primarily due to a 1.2 percentage point increase in markup and a 2.0 percentage point decrease in markdowns, offset by a 0.8 percent increase in occupancy costs due to a lack of leverage on lower sales.

SG&A expenses were $154.1 million or 25.4 percent of sales for the first half of 2009 compared to $184.1 million or 27.7 percent of sales for the same 2008 period. The $30.0 million decrease in SG&A reflects a $19.1 million reduction in store operating expenses, a $5.8 million decrease in non-buying expenses in the corporate office, a $2.6 million decrease in depreciation expense, and a $2.5 million decrease in advertising expenses. Store operating expenses decreased $14.9 million for the comparable store group due to headcount reductions and other cost saving initiatives and decreased $4.4 million for the closing/closed store group. Corporate office expenses decreased from 2008 primarily due to compensation and benefit reductions, lower legal expenses and lower professional fees related to expense reduction initiatives. Depreciation expense decreased as a result of asset impairment charges taken during the fourth quarter of 2008. Advertising expense was lower this period primarily due to reduced spending on direct mail marketing and newspaper advertising.

Other income, net decreased $2.0 million for the first half of 2009 compared the first half of 2008 due to a decrease in the number of credit cards issued through our co-brand credit card program.

The ETR of 31.3 percent for the 26 weeks ended August 2, 2008 was lower than the ETR of 35.4 percent for the 26 weeks ended August 1, 2009, and lower than the federal statutory rate of 35.0%, primarily due to the small taxable loss in 2008, the effect of certain book/tax differences and the recording of unrecognized tax benefits.

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, our working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of August 1, 2009, we had $45 million in cash and cash equivalents.

Net cash provided by operating activities was $58.8 million for the first half of 2009 compared to $8.7 million for the first half of 2008. The increase in cash provided by operating activities during the first half of 2009 compared to the first half of 2008 is due to $34.3 million less cash used for inventories and to reduce accounts payable, $16.4 million more cash provided by net income plus non-cash charges and a $12.8 million increase in cash provided by income taxes receivable, offset by $13.3 million more cash used by other operating activities. Inventories decreased in the first half of 2009 compared to the first half of 2008 due to less inventory being purchased in response to lower sales and a strategy to maintain lower average store inventory levels.

Net cash used in investing activities was $2.9 million for the first half of 2009 compared to $9.9 million for the first half of 2008 due to less capital expenditures for fewer new store openings. We expect to invest approximately $7 to 8 million in capital expenditures in 2009 to open two new stores and continue updating systems and existing stores.

Net cash used in financing activities was $99.8 million for the first half of 2009 compared to $4.4 million cash provided by financing activities for the first half of 2008. More cash was used in financing activities during the first half of 2009 due to the repayment of all direct borrowings under our revolving credit agreement.

We have a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2011. As of August 1, 2009, availability under the Agreement was $126.8 million and is based on eligible inventory less other reserves as defined in the Agreement. Standby letters of credit of $11.4 million reduced availability for borrowings to $115.4 million at August 1, 2009. We are in compliance with the terms of the Agreement.

During the period from August 2, 2009 through September 9, 2009, the Company received $20 million of tax refunds primarily related to the carry-back of fiscal year 2008 federal net operating losses to prior years.

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

Recent Accounting Pronouncements

Effective February 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for nonfinancial assets and liabilities in accordance with Financial Accounting Standards Board Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, that deferred the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for nonfinancial assets and liabilities had no impact on our consolidated financial statements.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. We adopted the provisions of SFAS No. 165 for the quarter ended August 1, 2009 and adoption did not have a material effect on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended January 31, 2009, filed with the Securities and Exchange Commission on April 16, 2009. There were no material changes to our market risk during the 26 weeks ended August 1, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 1, 2009 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended August 1, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
May 3, 2009 – May 30, 2009	149	$3.90	149	801,843
May 31, 2009 – July 4, 2009	2,494	7.63	2,494	799,349
July 5, 2009 – August 1, 2009	1,050	9.74	1,050	798,299

Total	3,693	$8.08	3,693	798,299

(1)	The Company’s Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by an April 17, 2007 Board authorization to repurchase 2.5 million shares of common stock which does not have an expiration date. This quarter’s repurchases are related to taxes due on the vesting of restricted stock awards which fall under the Company’s repurchase program.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: September 9, 2009	By:	/s/ David H. Stovall, Jr.
David H. Stovall, Jr.
President and Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Senior Vice President, Finance and Chief Financial Officer