Form 10-Q
period 2009-10-31
STEIN MART INC
filed 2009-12-09
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

The number of shares outstanding of the Registrant’s common stock as of November 25, 2009 was 42,778,680.

STEIN MART, INC.

Stein Mart, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share data)

	October 31, 2009	January 31, 2009	November 1, 2008
ASSETS

Current assets:

Cash and cash equivalents	$59,219	$88,903	$64,834

Trade and other receivables	10,000	9,011	7,754

Inventories	253,658	207,139	306,030

Income taxes receivable	—	24,439	18,482

Prepaid expenses and other current assets	13,806	12,089	14,553

Total current assets	336,683	341,581	411,653

Property and equipment, net	76,624	86,321	105,629

Other assets	16,622	21,988	29,368

Total assets	$429,929	$449,890	$546,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$118,479	$55,683	$100,019

Accrued liabilities	79,963	79,794	77,438

Income taxes payable	226	—	—

Total current liabilities	198,668	135,477	177,457

Notes payable to banks	—	100,000	100,000

Other liabilities	20,146	28,063	28,926

Total liabilities	218,814	263,540	306,383

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:

Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding

Common stock - $.01 par value; 100,000,000 shares authorized; 42,843,900, 42,655,544 and 42,332,941 shares issued and outstanding, respectively	428	427	423

Additional paid-in capital	13,963	9,986	8,514

Retained earnings	195,961	175,152	231,330

Accumulated other comprehensive income	763	785	—

Total stockholders’ equity	211,115	186,350	240,267

Total liabilities and stockholders’ equity	$429,929	$449,890	$546,650

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended October 31, 2009	13 Weeks Ended November 1, 2008	39 Weeks Ended October 31, 2009	39 Weeks Ended November 1, 2008

Net sales	$270,209	$298,815	$877,280	$962,566

Cost of merchandise sold	200,608	231,351	635,400	723,234

Gross profit	69,601	67,464	241,880	239,332

Selling, general and administrative expenses	73,330	93,525	227,406	277,587

Other income, net	4,887	4,954	14,194	16,257

Income (loss) from operations	1,158	(21,107)	28,668	(21,998)

Interest income (expense), net	10	(519)	(248)	(1,091)

Income (loss) before income taxes	1,168	(21,626)	28,420	(23,089)

Income tax benefit (provision)	2,031	7,508	(7,611)	7,966

Net income (loss)	$3,199	$(14,118)	$20,809	$(15,123)

Net income (loss) per share:

Basic	$0.07	$(0.34)	$0.49	$(0.37)

Diluted	$0.07	$(0.34)	$0.47	$(0.37)

Weighted-average shares outstanding:

Basic	41,883	41,410	41,780	41,323

Diluted	44,251	41,410	43,344	41,323

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	39 Weeks Ended October 31, 2009	39 Weeks Ended November 1, 2008
Cash flows from operating activities:
Net income (loss)	$20,809	$(15,123)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,476	19,027
Impairment of property and other assets	726	475
Change in valuation allowance for deferred tax assets	(5,781)	—
Deferred income taxes	6,067	(584)
Store closing charges	1,675	3,810
Share-based compensation	3,024	2,836
Tax benefit from equity issuances	255	—
Excess tax benefits from share-based compensation	(198)	—
Changes in assets and liabilities:
Trade and other receivables	(989)	4,618
Inventories	(46,519)	(43,534)
Income taxes receivable	24,439	(4,379)
Prepaid expenses and other current assets	(1,717)	(690)
Other assets	3,368	1,898
Accounts payable	62,796	22,895
Accrued liabilities	683	872
Income taxes payable	226	—
Other liabilities	(8,522)	(1,906)

Net cash provided by (used in) operating activities	74,818	(9,785)

Cash flows from investing activities:
Capital expenditures	(5,399)	(13,924)

Net cash used in investing activities	(5,399)	(13,924)

Cash flows from financing activities:
Borrowings under notes payable to banks	57,250	625,860
Repayments of notes payable to banks	(157,250)	(552,993)
Excess tax benefits from share-based compensation	198	—
Proceeds from exercise of stock options	691	—
Proceeds from employee stock purchase plan	96	548
Repurchase of common stock	(88)	(17)

Net cash (used in) provided by financing activities	(99,103)	73,398

Net (decrease) increase in cash and cash equivalents	(29,684)	49,689
Cash and cash equivalents at beginning of year	88,903	15,145

Cash and cash equivalents at end of period	$59,219	$64,834

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair statement have been included. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended January 31, 2009.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

We have evaluated subsequent events through December 9, 2009, the filing date of this Form 10-Q.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This guidance, which was incorporated into ASC Topic 105, Generally Accepted Accounting Principles, is effective for interim and annual periods ending after September 15, 2009. The adoption of the guidance during our third quarter of 2009 changed certain disclosure references to U.S. GAAP, but did not have any other impact on our consolidated financial statements.

In October 2009, the FASB issued guidance impacting the determination of when individual deliverables included in an arrangement with multiple deliverables may be treated as separate units of accounting. The guidance, which was incorporated into ASC Topic 605, Revenue Recognition, eliminates the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This guidance is effective for fiscal years beginning on or after June 15, 2010, however early adoption is permitted. We use this guidance to account for our Co-brand Credit Card Consumer Program Agreement and we do not anticipate that adoption of this guidance will have a material effect on our consolidated financial statements.

In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The guidance, which was incorporated into ASC Topic 855, Subsequent Events, also requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. We adopted the provisions of the guidance in the second quarter of 2009. The adoption of this guidance did not have a material effect on our consolidated financial statements.

Effective February 1, 2009, we adopted the fair value measurement guidance as required by ASC Topic 820, Fair Value Measurements and Disclosures, as it relates to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of this guidance had no impact on our consolidated financial statements.

2. Cash and Cash Equivalents

The carrying value of cash and cash equivalents, which includes money market funds, approximates fair value due to their short-term nature. In February 2008, we adopted the guidance of ASC Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities. This guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors. The only instruments that fall under the scope of this pronouncement are cash equivalents of approximately $43.2 million at October 31, 2009 and $69.5 million at January 31, 2009, which are Level 1 securities with readily available market prices.

3. Revolving Credit Agreement

We have a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2011 and can be extended for one additional year at our option. As of October 31, 2009, availability under the Agreement was $142.2 million and is based on eligible inventory less other reserves as defined in the Agreement. Standby letters of credit of $13.7 million reduced availability for borrowings to $128.5 million at October 31, 2009. We had no direct borrowings at October 31, 2009 and we are in compliance with the terms of the Agreement.

4. Income Taxes

During the fourth quarter of 2008, we established a valuation allowance against deferred tax assets because 2008 operating results produced a cumulative three-year loss, which is considered a significant factor that is difficult to overcome when determining if a valuation allowance is required per ASC Topic 740, Income Taxes. We perform a quarterly assessment of net deferred tax assets and plan to carry a valuation allowance until such time that positive evidence is sufficient to justify realization. The valuation allowance was $13.2 million and $19.0 million on net deferred tax assets of $13.2 million and $19.3 million at October 31, 2009 and January 31, 2009, respectively.

The effective tax rate (“ETR”) for the third quarter of 2009 was a tax benefit due to a $1.6 million reversal of the valuation allowance for deferred tax assets related to a tax accounting method change for fiscal year 2008 and a $0.9 million favorable adjustment due to a decrease in the estimated annual ETR for fiscal 2009 resulting from changes in certain book/tax differences. The tax accounting method change increased our 2008 net operating loss carryback which resulted in the reversal of a portion of our valuation allowance due to an increase in our deferred tax liabilities. The benefit of the tax accounting method change was recognized in the third quarter when the method change was approved by the IRS National Office and a superseded return was filed. The ETR of 26.8 percent for the nine months ended October 31, 2009 was lower than the ETR of 34.5 percent for the nine months ended November 1, 2008 and lower than the federal statutory rate of 35.0 percent due to the effect of certain book/tax differences and the two favorable adjustments recorded in the third quarter of 2009.

We are subject to periodic review by federal, state and local taxing authorities in the ordinary course of business. The examination of our 2007 and 2008 federal income tax returns and certain state income tax examinations currently in process are expected to be completed over the next twelve months. As a result, it is reasonably possible that a change in the unrecognized tax benefits may occur over the next twelve months related to settlements of these examinations; however, we cannot estimate a range at this time. Unrecognized tax benefits increased by $1.8 million to $4.6 million in the third quarter of 2009 related to certain tax positions for income tax returns filed in this period.

5. Share-Based Compensation

For the 13 weeks and 39 weeks ended October 31, 2009 and November 1, 2008, pre-tax share-based compensation expense was recorded as follows:

	13 Weeks Ended October 31, 2009	13 Weeks Ended November 1, 2008	39 Weeks Ended October 31, 2009	39 Weeks Ended November 1, 2008
Cost of merchandise sold	$785	$236	$1,934	$1,761
Selling, general and administrative expenses	434	120	1,090	1,075

Total share-based compensation expense	$1,219	$356	$3,024	$2,836

6. Earnings Per Share

Effective February 1, 2009, we adopted the new guidance of ASC Topic 260, Earnings Per Share, which clarified that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share (“EPS”) under the two-class method. Our restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period. Prior-period EPS data presented has been adjusted retrospectively. The adoption of the new guidance did not have a material impact on our EPS calculations.

The following table presents the calculation of basic and diluted income (loss) per common share (shares in thousands):

	13 Weeks Ended October 31, 2009	13 Weeks Ended November 1, 2008	39 Weeks Ended October 31, 2009	39 Weeks Ended November 1, 2008
Numerator:
Net income (loss)	$3,199	$(14,118)	$20,809	$(15,123)
Income allocated to participating securities	69	—	462	—

Net income (loss) available to common stockholders	$3,130	$(14,118)	$20,347	$(15,123)

Denominator:
Basic weighted-average shares outstanding	41,883	41,410	41,780	41,323
Incremental shares from share-based compensation plans	2,368	—	1,564	—

Diluted weighted-average shares outstanding	44,251	41,410	43,344	41,323

Net income (loss) per share:
Basic	$0.07	$(0.34)	$0.49	$(0.37)
Diluted	$0.07	$(0.34)	$0.47	$(0.37)

Options to purchase approximately 1.1 million and 2.0 million shares of common stock that were outstanding during the quarters ended October 31, 2009 and November 1, 2008, respectively, were not included in the computation of diluted net income (loss) per share as the exercise prices of these options were greater than the average market price of the common shares. For the nine months ended October 31, 2009 and November 1, 2008, options to purchase 1.7 million and 2.0 million shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share for the aforementioned reason. Common stock equivalents totaling 116,731 and 52,143, respectively, would have been included in the diluted net income per share calculation had the Company reported net income for the quarter and nine months ended November 1, 2008.

ASC Topic 260 requires that shares whose issuance is contingent upon the satisfaction of certain conditions be included in the computation of diluted EPS, even if the conditions have not been satisfied at the end of the current reporting period. The number of contingently issuable shares included in diluted EPS is the number of shares that would be issued if the end of the reporting period were the end of the contingency period and the result would be dilutive. Common stock equivalents for the quarter and nine months ended October 31, 2009 include performance share awards of 1.4 million and 1.0 million, respectively, granted during 2009 pursuant to the Stein Mart Short Term and Long Term Incentive Compensation Plan (the “Incentive Plan”). If performance cash goals, measured by our Net Borrowings at the end of the fiscal year 2009 as defined in the Incentive Plan, are achieved, common stock and restricted stock units will be issued to management personnel and certain officers. One-half of the performance shares awarded on the Award Date will vest immediately and the other half will vest one year after the Award Date.

STEIN MART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions. The words “plan,” “expect,” “anticipate,” “believe,” “estimate,” and similar expressions identify forward-looking statements. Forward-looking statements may be affected by certain factors, including but not limited to the matters discussed in “Item A. Risk Factors” of our Form 10-K for the fiscal year ended January 31, 2009. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are no guarantee of performance.

Overview

Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season, moderate to better fashion apparel for women and men, as well as accessories, gifts, linens and shoes, all offered at prices competitive with off-price retail chains. Management believes that Stein Mart differentiates itself from typical off-price retail chains by offering: (i) primarily current-season merchandise carried by better department or specialty stores, (ii) moderate to better price levels, (iii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, and (iv) merchandise presentation and customer service more comparable to department stores and upscale retailers. As of October 31, 2009, we operated 267 stores.

For the third quarter of 2009, we had net income of $3.2 million or $0.07 per diluted share as compared to a net loss $(14.1) million or $(0.34) per diluted share for the same 2008 period. For the nine months ended October 31, 2009, we had net income of $20.8 million or $0.47 per diluted share compared to a net loss of $(15.1) million or $(0.37) per diluted share for the nine months ended November 1, 2008. While net sales decreased $28.6 million and $85.3 million, respectively, for the third quarter and first nine months of 2009, gross margin increased for both periods. Selling, general and administrative (“SG&A”) expenses were $20.2 million lower during the third quarter and $50.2 million lower during the first nine months of 2009 compared to the same 2008 periods, primarily from significant reductions in payroll expense in the stores and corporate office, reduced advertising and lower depreciation expense. The third quarter of 2009 includes favorable tax adjustments of $2.5 million related to the reversal of a portion of our valuation allowance for deferred tax assets related to a tax accounting method change and a decrease in our estimated annual effective tax rate.

The strategies we put in place late last year and early in 2009 are producing improved operating productivity and profitability. Keeping our inventories lean and our expense structure tightly controlled are improving the bottom line, but our goal continues to be to improve our top line (sales). Sales conditions continue to be challenging and the customer continues to need an additional incentive, such as a coupon, to come into the store. At the end of the third quarter, our average store inventories are down more than 13 percent over the end of the third quarter last year which was 12 percent lower than the third quarter of 2007. Clearance inventory was also down 34 percent over the end of third quarter last year. While we are pleased with the level and the freshness of our inventory, lower levels of clearance merchandise in the third quarter further hindered our sales efforts.

Our transition to a third party logistics network (“supply chain”) is substantially complete with product flowing through the New Jersey, Dallas and California consolidation centers to our Atlanta and Dallas store distribution centers (“SDCs”). Approximately 88 percent of our stores are now receiving merchandise through the SDCs and we plan to activate the California SDC after the holidays. To date, we have realized benefits from the new supply chain methodology comprised primarily of headcount reductions in our store receiving areas and lower freight costs. These savings have been somewhat offset by implementation costs in this, our initial year.

Stores

There were 267 stores open as of October 31, 2009 and 279 stores open as of November 1, 2008. We have completed our store opening/closing plan for the year, so we will have 267 stores at the end of fiscal year 2009.

	13 Weeks Ended October 31, 2009	13 Weeks Ended November 1, 2008	39 Weeks Ended October 31, 2009	39 Weeks Ended November 1, 2008
Stores at beginning of period	270	283	276	280
Stores opened during the period	1	2	2	6
Stores closed during the period	(4)	(6)	(11)	(7)

Stores at the end of period	267	279	267	279

While we are always interested in looking at exceptional real estate opportunities, our focus for 2010 will primarily be on relocating existing stores to better real estate. We are reviewing current situations where leases will be ending or have provisions for early termination and we hope to take advantage of this real estate market and lock in better locations in some markets where there is additional opportunity.

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Operations expressed as a percentage of our net sales (numbers may not add due to rounding):

	13 Weeks Ended October 31, 2009	13 Weeks Ended November 1, 2008	39 Weeks Ended October 31, 2009	39 Weeks Ended November 1, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	74.2	77.4	72.4	75.1

Gross profit	25.8	22.6	27.6	24.9
Selling, general and administrative expenses	27.1	31.3	25.9	28.8
Other income, net	1.8	1.7	1.6	1.7

Income (loss) from operations	0.4	(7.1)	3.3	(2.3)
Interest income (expense), net	—	(0.2)	—	(0.1)

Income (loss) before income taxes	0.4	(7.2)	3.2	(2.4)
Income tax benefit (provision)	0.8	2.5	(0.9)	0.8

Net income (loss)	1.2%	(4.7)%	2.4%	(1.6)%

For the quarter ended October 31, 2009 compared to the quarter ended November 1, 2008

Net sales for the third quarter of 2009 were $270.2 million, down 9.6 percent from $298.8 million in last year’s third quarter. The $28.6 million decrease reflects a $17.5 million or 6.2 percent decrease in the comparable store group and a $12.2 million decrease in the closed store group, offset by a $1.1 million increase in the non-comparable store group due to the inclusion of sales for two stores opened in 2009 and six stores opened in 2008. The closed store group includes the 11 stores closed in 2009 and the ten stores closed in 2008.

Gross profit for the third quarter of 2009 was $69.6 million or 25.8 percent of net sales compared to $67.5 million or 22.6 percent of net sales for the third quarter of 2008. The $2.1 million increase in gross profit reflects a $3.1 million increase in the comparable store group and a $0.5 million increase in the non-comparable store group, offset by a $1.5 million decrease in the closed store group. Gross profit as a percent of sales increased 3.2 percentage points during the third quarter of 2009 primarily due to a 0.5 percentage point increase in markup and a 3.3 percentage point decrease in markdowns, offset by a 0.8 percentage point increase in buying and occupancy costs due to a lack of leverage on lower sales.

SG&A expenses were $73.3 million or 27.1 percent of net sales for the third quarter of 2009 as compared to $93.5 million or 31.3 percent of net sales for the same 2008 period. The $20.2 million decrease in SG&A expenses reflects a $12.2 million reduction in store operating expenses, a $3.1 million decrease in non-buying expenses in the corporate office, a $2.2 million decrease in store closing expenses, a $1.5 million decrease in depreciation expense, and a $1.1 million decrease in advertising expenses. Store operating expenses decreased $9.4 million for the comparable store group due to headcount reductions and other cost saving initiatives and decreased $2.9 million for the closed store group. Corporate office expenses decreased from 2008 primarily due to compensation and benefit reductions and lower consulting fees related to expense reduction initiatives. Store closing expenses were higher last year because two closings occurred before the end of the lease term resulting in higher store closing reserves charges for continuing lease obligations. Depreciation expense decreased as a result of asset impairment charges taken during the fourth quarter of 2008. Advertising expense was lower this period primarily due to reduced spending on direct mail marketing and newspaper advertising.

The effective tax rate (“ETR”) for the third quarter of 2009 was a tax benefit primarily due to a $1.6 million reversal of the valuation allowance for deferred tax assets related to a tax accounting method change and a $0.9 million favorable adjustment due to a decrease in the estimated annual ETR for fiscal 2009 resulting from changes in certain book/tax differences.

For the nine months ended October 31, 2009 compared to the nine months ended November 1, 2008

Net sales for the first nine months of 2009 were $877.3 million, down 8.9 percent from $962.6 million for the first nine months of 2008. The $85.3 million decrease reflects a $56.7 million or 6.3 percent decrease in the comparable store group and a $34.8 million decrease in the closed store group, offset by a $6.2 million increase in the non-comparable store group due to the inclusion of sales for two stores opened in 2009 and six stores opened in 2008.

Gross profit for first nine months of 2009 was $241.9 million or 27.6 percent of net sales compared to $239.3 million or 24.9 percent of net sales for the first nine months of 2008. The $2.5 million increase in gross profit reflects a $7.3 million increase in the comparable store group and a $1.2 million increase in the non-comparable store group due to the inclusion of operating results for two stores opened in 2009 and six stores opened in 2008, offset by a $6.0 million decrease in the closed store group. Gross profit as a percent of sales increased 2.7 percentage points during the first nine months of 2009 primarily due to a 1.0 percentage point increase in markup and a 2.3 percentage point decrease in markdowns, offset by a 0.8 percentage point increase in occupancy costs due to a lack of leverage on lower sales.

SG&A expenses were $227.4 million or 25.9 percent of sales for the first nine months of 2009 compared to $277.6 million or 28.8 percent of sales for the same 2008 period. The $50.2 million decrease in SG&A reflects a $31.6 million reduction in store operating expenses, a $8.9 million decrease in non-buying expenses in the corporate office, a $4.1 million decrease in depreciation expense, a $3.6 million decrease in advertising expenses, and a $1.9 million decrease in store closing expenses. Store operating expenses decreased $24.4 million for the comparable store group due to headcount reductions and other cost saving initiatives and decreased $7.6 million for the closed store group. Corporate office expenses decreased from 2008 primarily due to compensation and benefit reductions, lower legal expenses and lower consulting fees related to expense reduction initiatives. Depreciation expense decreased as a result of asset impairment charges taken during the fourth quarter of 2008. Advertising expense was lower this period primarily due to reduced spending on direct mail marketing and newspaper advertising. Store closing expenses were higher last year because two closings occurred before the end of the lease term resulting in higher store closing reserve charges for continuing lease obligations.

Other income, net decreased $2.1 million for the first nine months of 2009 compared the first nine months of 2008 due to a decrease in the number of credit cards issued through our co-brand credit card program offset slightly by income from our new magazine subscription program.

The ETR of 26.8 percent for the nine months ended October 31, 2009 was lower than the ETR of 34.5 percent for the nine months ended November 1, 2008 and lower than the federal statutory rate of 35.0 percent due to the effect of certain book/tax differences, a $1.6 million reversal of the valuation allowance for deferred tax assets related to a tax accounting method change, and a $0.9 million favorable adjustment due to a decrease in the estimated annual ETR for fiscal 2009 resulting from changes in certain book/tax differences.

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, our working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of October 31, 2009, we had $59.2 million in cash and cash equivalents.

Net cash provided by operating activities was $74.8 million for the first nine months of 2009 compared to net cash used in operating activities of $9.8 million for the first nine months of 2008. The increase in cash provided by operating activities during the first nine months of 2009 compared to the first nine months of 2008 is due to $36.9 million less cash used for inventories and to reduce accounts payable, $30.6 million more cash provided by net income plus non-cash charges and a $29.0 million increase in cash provided by income taxes receivable (including $22 million of net operating loss carry back refunds received during 2009), offset by $11.9 million more cash used by other operating activities. While the year-to-date decrease in inventories is only slightly greater in 2009 compared to 2008, the increase in accounts payable was greater in 2009 primarily due to higher merchandise receipts in October 2009 over October 2008. We do not anticipate inventory reductions to continue generating this level of cash in future periods.

Net cash used in investing activities was $5.4 million for the first nine months of 2009 compared to $13.9 million for the first nine months of 2008 due to less capital expenditures for fewer new store openings. We expect to invest approximately $7 to 8 million in capital expenditures in 2009 for the two new stores and to continue updating systems and existing stores.

Net cash used in financing activities was $99.1 million for the first nine months of 2009 compared to net cash provided by financing activities of $73.4 million for the first nine months of 2008. More cash was used in financing activities during the first nine months of 2009 due to the repayment of all direct borrowings under our revolving credit agreement.

We have a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2011 and can be extended for one additional year at our option. As of October 31, 2009, availability under the Agreement was $142.2 million and is based on eligible inventory less other reserves as defined in the Agreement. Standby letters of credit of $13.7 million reduced availability for borrowings to $128.5 million at October 31, 2009. We had no direct borrowings at October 31, 2009 and we are in compliance with the terms of the Agreement.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This guidance, which was incorporated into ASC Topic 105, Generally Accepted Accounting Principles, is effective for interim and annual periods ending after September 15, 2009. The adoption of the guidance during our third quarter of 2009 changed certain disclosure references to U.S. GAAP, but did not have any other impact on our consolidated financial statements.

In October 2009, the FASB issued guidance impacting the determination of when individual deliverables included in an arrangement with multiple deliverables may be treated as separate units of accounting. The guidance, which was incorporated into ASC Topic 605, Revenue Recognition, eliminates the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This guidance is effective for fiscal years beginning on or after June 15, 2010, however early adoption is permitted. We use this guidance to account for our Co-brand Credit Card Consumer Program Agreement and we do not anticipate that adoption of this guidance will have a material effect on our consolidated financial statements.

In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The guidance, which was incorporated into ASC Topic 855, Subsequent Events, also requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. We adopted the provisions of the guidance in the second quarter of 2009. The adoption of this guidance did not have a material effect on our consolidated financial statements.

Effective February 1, 2009, we adopted the fair value measurement guidance as required by ASC Topic 820, Fair Value Measurements and Disclosures, as it relates to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of this guidance had no impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended January 31, 2009, filed with the Securities and Exchange Commission on April 16, 2009. There were no material changes to our market risk during the nine months ended October 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2009 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended October 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
August 2 – August 29, 2009	2,238	$11.57	2,238	796,061
August 30, 2009 – October 3, 2009	1,674	12.70	1,674	794,387
October 4 – October 31, 2009	775	11.62	775	793,612

Total	4,687	$11.98	4,687	793,612

(1)	The Company’s Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by an April 17, 2007 Board authorization to repurchase 2.5 million shares of common stock which does not have an expiration date. This quarter’s repurchases are related to taxes due on the vesting of restricted stock awards which fall under the Company’s repurchase program.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: December 9, 2009	By:	/s/ David H. Stovall, Jr.
David H. Stovall, Jr.
President and Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Senior Vice President, Finance and Chief Financial Officer