Form 10-K
period 2010-01-30
STEIN MART INC
filed 2010-04-15
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010

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

Securities registered pursuant to Section 12(g) of the Act: NONE

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 1, 2009 was $291,994,410. For purposes of this response, executive officers and directors are deemed to be affiliates of the registrant and the holdings by non-affiliates was computed as 26,472,748 shares. At April 1, 2010, the Registrant had issued and outstanding an aggregate of 43,392,953 shares of its common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

OVERVIEW

Headquartered in Jacksonville, Florida, Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store. Our focused assortment of merchandise features current-season, moderate to better fashion apparel for women and men, as well as accessories, gifts, linens and shoes, all offered at prices competitive with off-price retail chains. Begun in the early 1900’s as a single store in Greenville, Mississippi, we operated 267 stores in 30 states and the District of Columbia as of January 30, 2010.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc., a Florida corporation, and its wholly-owned subsidiaries.

KEY STRATEGIC OBJECTIVES

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

TARGET CUSTOMER

Our target customer is a 35-60 year old woman, sometimes called a “missy customer,” who is both fashion-conscious and value-seeking. Proprietary research has shown she is most likely to have a higher than average household income, at least some college education, and if she is employed, she typically has a professional or paraprofessional occupation. Within our target demographic, we seek to expand our appeal by including select apparel and accessories to attract a more updated customer.

MERCHANDISING, PURCHASING AND PRICING

Our fashion assortment is driven primarily by seasonal fashion trends and a focus on name brand merchandise complemented by a select program of private label and proprietary/exclusive merchandise. In 2009 approximately 11 percent of our sales were from private label or proprietary/exclusive merchandise. The majority of merchandise is consistent from store to store, with exceptions based on individual store selling characteristics, seasonal delivery fluctuations and/or regional preferences.

Our merchants purchase products from approximately 1,500 vendors. None of our vendors accounted for more than 4% of our total purchases during 2009. We buy a majority of our merchandise at the same time and from many of the same manufacturers as traditional department/specialty stores although we generally do not require the same level of typical vendor concessions, such as advertising allowance or return privileges, which are common in the department store industry. As a result, we believe that our buyers are able to negotiate more favorable pricing terms from vendors. We also purchase merchandise opportunistically when we believe a combination of the product and the price make it a compelling addition to our assortment. In both instances, we pass these savings on to our customers through everyday low pricing that we target to be competitive with off-price retail chains.

Our shoe department inventory is supplied exclusively by and owned by DSW, Inc. (“DSW”). DSW’s buyers determine each season’s fashion footwear assortment. We operate the shoe department and receive a percentage of net revenue in accordance with a supply agreement (the “Agreement”). Shoe department sales are not included in net sales reported in our consolidated statement of operations, but amounts received under the Agreement are included in other income.

The following table reflects the percentage of our sales by major merchandise category, including shoe department sales, for the fiscal years indicated:

	2009	2008	2007
Ladies’ and Boutique apparel	46%	46%	45%
Ladies’ accessories	13%	13%	12%
Men’s	20%	20%	20%
Gifts and linens	11%	11%	13%
Shoes	7%	7%	7%
Other	3%	3%	3%

	100%	100%	100%

LOCATIONS, GROWTH STRATEGY AND STORE APPEARANCE

On January 30, 2010, we operated 267 stores in 30 states and the District of Columbia, primarily concentrated in the Southeast and Texas. Most locations are in neighborhood shopping centers in close proximity to a community’s upscale residential concentrations. Our optimal co-tenants within these shopping centers cater to a similar target customer and are typically highly-frequented retail formats such as supermarkets, specialty retailers and restaurants. All Stein Mart locations, including the corporate headquarters, are leased.

We are selectively seeking only those properties that strengthen our current portfolio of stores. We utilize regional tenant representative brokers to identify and propose potential sites for new or relocated stores. Their proposals are augmented by an independent sales forecast, and reviewed by a senior level real estate committee for approval.

Our typical store is approximately 37,000 gross square feet with a racetrack design, convenient centralized check-out, and individual dressing rooms. We display merchandise in lifestyle groupings of apparel and accessories, which we believe enables the customer to locate desired merchandise in a manner that encourages multiple purchases. We seek to create excitement in our stores through the continual flow of fashion merchandise, targeted sales promotions, store layout, merchandise presentation, and the quality, value and depth of our merchandise assortment.

CUSTOMER SERVICE

Our stores offer many of the services typically found in better department or specialty stores, such as a liberal merchandise return policy, merchandise locator service, a Preferred Customer program, a Stein Mart Platinum MasterCard® and electronic gift certificates. Each store is staffed to provide a number of sales associates who provide on-demand customer service. All of our stores have their own Boutique, staffed generally by specially-recruited associates who are civically and socially prominent in the community and who generally work one day a week. We believe this staffing approach adds credibility and fashion integrity to the department.

MARKETING

Our marketing efforts are focused on protecting and enhancing the relationship with our best customers in order to increase our share of her wallet, as well as attracting new customers, particularly younger shoppers who are vital to our future growth. We engage in periodic market research to identify how best to reach each of these audiences and, in consultation with our outside advertising agency, adjust our marketing focus accordingly.

Our advertising stresses upscale, fashion merchandise at significant savings. We primarily utilize a combination of full-color circulars (both inserted in newspapers and mailed directly to homes), direct mail, newspaper run of press (ROP) advertising, and email to distribute our sales promotion messages. To reach a broader audience and communicate our brand position, we use television advertising to build brand awareness and to drive sales for specific promotional events. Radio advertising is also employed to create additional excitement for specific one-day sales. We utilize digital media including online advertising and have a solid presence on social networking sites, including Facebook and Twitter.

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

We have an Internet site, www.steinmart.com, to promote Stein Mart’s fashion point of view, as well as provide information for customers regarding stores, store locations, company management and selected sales promotion activity. We use steinmart.com to highlight featured merchandise and for traffic stimulation; however, we do not sell merchandise online at this time. Visitors to the website may apply for the Stein Mart Platinum MasterCard® , sign up to be Preferred Customers and/or purchase electronic gift certificates.

COMPETITION

Our primary competitors are department and specialty stores, as well as conventional off-price retail chains. From our customer’s perspective, we believe we differentiate ourselves from department stores and specialty stores due to our (i) everyday low pricing, (ii) convenient locations in neighborhood shopping centers near upscale neighborhoods, and (iii) assortments that are more edited than department stores and more varied than specialty stores. We also believe we differentiate ourselves from typical off-price retail chains by offering (i) primarily current-season merchandise carried by better department or specialty stores, (ii) moderate to better price levels, (iii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, and (iv) merchandise presentation and customer service more comparable to upscale retailers.

DISTRIBUTION

Our transition to a third-party logistics network (“supply chain”) is nearly complete with product flowing through third-party consolidation centers located in New Jersey, Dallas and California to third-party distribution centers located in Atlanta, Dallas and California (started March 2010). The California distribution center is approximately 70 percent operational and should be fully operational by the end of April 2010. The supply chain methodology enables us to aggregate merchandise from numerous vendors at the distribution centers, where merchandise is prepared for delivery to stores on a regional basis. Shipments are made by contract carriers to the stores weekly, depending on location.

EMPLOYEES

As of January 30, 2010, our work force consisted of approximately 12,800 employees (6,400 40-hour equivalent employees). Our stores employ an average of 46 persons. The number of employees fluctuates during the year based on the particular selling season.

TRADEMARKS

We own the federally registered trademark Stein Mart®, together with a number of other marks used in conjunction with our private label merchandise program. Management believes that our trademarks are important, but with the exception of Stein Mart®, not critical to our merchandising strategy.

AVAILABLE INFORMATION

Copies of our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those filings are available free of charge on the investor relations portion of our website at http://ir.steinmart.com (click on “SEC Filings”) as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission. In addition, proxy materials for the annual meeting of stockholders are also available at www.proxyvote.com. Also available free of charge on the www.steinmart.com website (click on “About us”; click on “Corporate Governance”) are the charters for the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, the Strategic Planning Committee, as well as the Code of Conduct and Corporate Governance Guidelines. Printed copies of these items are available free of charge upon request by writing Stein Mart, Inc., 1200 Riverplace Boulevard, Jacksonville, FL 32207, Attention: Stockholder Relations.

ITEM 1A.	RISK FACTORS

Our results of operations and financial condition can be adversely affected by numerous risks and uncertainties. In evaluating the Company, the risks and uncertainties described below should be considered carefully. Should any of these risks actually materialize, our business, financial condition, and future prospects could be negatively impacted.

Consumer sensitivity to economic conditions. The retail apparel business is dependent upon the level of consumer spending, and as a fashion retailer, we rely on the expenditure of discretionary income for most, if not all, of our sales. The recent economic downturn, including the weakened housing market, worsening unemployment rates, rising personal bankruptcies, and lack of access to credit have all contributed to erosion in consumer spending. Continued deterioration in the level of consumer spending could have a material adverse effect on our results of operations.

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

Unanticipated changes in fashion trends and changing consumer preferences. Our success depends in part upon our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner. Although we attempt to stay abreast of the fashion tastes of our customers and provide merchandise that satisfies customer demand, fashion trends can change rapidly and we cannot assure that we will accurately anticipate shifts in fashion trends and adjust our merchandise mix to appeal to changing consumer tastes in a timely manner. If we misjudge the market for our products or are unsuccessful in responding to changes in fashion trends or in market demand, we could experience insufficient inventory levels and missed opportunities, or excess inventory levels and higher markdowns, either of which would have a material adverse effect on our financial condition and results of operations.

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

We may be unable to raise additional capital, if needed, or to raise capital on favorable terms. We believe we have more than adequate capital to fund our business operations, including capital expenditures. If our existing cash, cash generated from operations and funds available under our revolving credit agreement were insufficient to fund our future operations, including capital expenditures, or repay debt when it becomes due, we may need to raise additional funds through public or private equity or debt financing. If unfavorable capital or credit market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms or on a timely basis, if at all. Failure to obtain capital on acceptable terms when required could have a material adverse effect on our business including an inability to fund new growth and other capital expenditures.

We may be unable to negotiate acceptable lease terms with current landlords. Our continued growth and success depends in part on our ability to renew leases for successful stores. There is no assurance that we will be able to re-negotiate leases at similar or favorable terms at the end of the lease, and we could be forced to move or exit a market if another favorable arrangement cannot be made. Conversely, as part of our strategy, we close certain under-performing stores, generally based on store profitability, competition, strategic factors and other considerations. Such closures subject us to costs including the write-down of leasehold improvements, equipment, furniture and fixtures. In addition, we could remain liable for future lease obligations, which could adversely affect our profitability and results of operations.

Because of our focus on keeping our inventory at the forefront of fashion trends, extreme and/or unseasonable weather conditions could force us to have higher inventory markdowns. Our business is susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the fall season or cool weather during the spring season could render a portion of our inventory incompatible with those unseasonable conditions. Prolonged unseasonable weather conditions could have a material adverse effect on our business, financial condition and results of operations. In addition, hurricanes or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores, which could have a material adverse effect on our business, financial condition and results of operations.

A lack of adequate sources of merchandise at acceptable prices. Our business is dependent to a significant degree upon our ability to purchase fashion and brand name merchandise, and to do so at acceptable wholesale prices. We must continuously seek out buying opportunities from our existing suppliers and from new sources. We compete for these opportunities with other retailers, discount and deep-discount chains and mass merchandisers. With the recent downturn in retail sales and the resulting pressure on manufacturers, our ability to purchase merchandise could become limited by the consolidation or demise of merchandise vendors. Our ability to obtain merchandise may also depend on certain manufacturers’ ability to obtain vendor financing through factoring companies, and to the extent they are unable to secure sufficient credit from those factors, we may not be able to purchase merchandise from them. Although we do not depend on any single vendor or group of vendors and believe we can successfully compete in seeking out new vendors, the loss of certain key vendors could make it difficult for us to acquire sufficient quantities and an appropriate mix of merchandise, and to do so at acceptable prices which could have a material adverse effect on our results of operations.

We are dependent on certain key personnel. Our continued success will depend to a significant extent upon the efforts and abilities of our senior executives, and the loss of the services of one or more of these executives could have a material adverse effect upon our results of operations. These executives include David H. Stovall, Jr., president and chief executive officer; D. Hunt Hawkins, executive vice president and chief administrative officer, Gregory W. Kleffner, executive vice president and chief financial officer, and Brian R. Morrow, executive vice president and chief merchandising officer; as well as Jay Stein, chairman of the board of directors. Our continued success is also dependent upon our ability to attract and retain qualified employees to meet our needs.

The seasonality of our business and fluctuations in sales and operating results could cause volatility in the price of our common stock. Our business is seasonal with our highest sales occurring during the fourth quarter holiday selling season. Our annual operating results depend significantly upon sales generated during the fourth quarter, and any factor that negatively impacts the holiday selling season could have a material adverse effect on our results of operations for the entire year. Comparable store sales and quarterly operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Our stock price is influenced by these financial fluctuations, as well as other factors, including economic conditions, timing of promotional events, actions of competitors, inventory management, changes in fashion trends and unseasonable weather conditions.

If the third parties that we rely on for a majority of the distribution aspects of our business experience labor strikes or do not adequately perform our distribution functions, our business would be disrupted. We are dependent on our ability to receive merchandise in our stores throughout the United States in a timely manner. We depend on vendors to source, sort and pack substantially all of our merchandise and on third parties to deliver this merchandise to our stores. These vendors and logistics providers may experience labor strikes or other disruptions in the future, the resolution of which will be out of our control, and could result in a material disruption in our business. Any failure by these third parties to respond adequately to our distribution needs, including labor strikes or other disruptions in the business, would disrupt our operations and negatively impact our profitability.

Unauthorized disclosure of sensitive or confidential customer or employee information could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business. As part of our normal course of business, we collect, process and retain sensitive and confidential customer and employee information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our service providers, could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At January 30, 2010, we operated 267 stores in the following 30 states and the District of Columbia:

State	Number of Stores	State	Number of Stores
Alabama	10	Missouri	3
Arizona	9	Nevada	4
Arkansas	2	New Jersey	5
California	19	New York	4
Colorado	2	North Carolina	20
Florida	44	Ohio	11
Georgia	13	Oklahoma	4
Illinois	5	Pennsylvania	4
Indiana	7	South Carolina	11
Iowa	1	Tennessee	13
Kansas	2	Texas	43
Kentucky	2	Utah	1
Louisiana	8	Virginia	11
Massachusetts	1	Washington DC	1
Michigan	1	Wisconsin	1
Mississippi	5

We lease all of our store locations and we believe that we have a reputation as an “anchor tenant.” Most of our leases provide for minimum rents, as well as percentage rents that are based on sales in excess of predetermined levels. We also lease our 107,342 square foot corporate headquarters and a 92,437 square foot distribution/warehouse facility used to process a limited amount of merchandise purchases (approximately three percent of our merchandise on a dollar basis), both in Jacksonville, FL.

The table below reflects (i) the number of leases (as of January 30, 2010) that will expire each year if we do not exercise any of our renewal options, and (ii) the number of leases that will expire each year if we exercise all of our renewal options (assuming the lease is not otherwise terminated by either party pursuant to any other provision). The table includes leases for the 267 store locations operated at January 30, 2010, seven leases for previously closed store locations which we have subleased or are actively seeking to sublease and five leases for stores being relocated in 2010.

	Number of Leases Expiring Each Year if no Renewals Exercised	Number of Leases Expiring Each Year if all Renewals Exercised
2010	23	2
2011	50	3
2012	40	6
2013	40	6
2014	38	2
2015-2019	80	17
2020-2024	8	61
2025-2041	—	182

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various routine legal proceedings incidental to the conduct of our business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Related Matters

Our common stock trades on The NASDAQ Stock Market LLC (“NASDAQ”) under the trading symbol “SMRT”. On April 9, 2010, there were 1,146 stockholders of record. The following table sets forth the high and low sales prices of our common stock per NASDAQ for each quarter in the years ended January 30, 2010 and January 31, 2009:

	2009		2008
	High	Low	High	Low
First Quarter	$4.82	$1.00	$6.65	$4.53
Second Quarter	11.45	3.71	5.90	3.66
Third Quarter	13.75	8.94	5.21	1.50
Fourth Quarter	11.89	7.90	2.26	0.99

Dividends

We paid a quarterly dividend of $0.0625 per share from the second quarter of 2005 through the end of 2007. Dividends paid in 2006 also included a special, one-time cash dividend of $1.50 per share. In February 2008, the Board of Directors suspended the payment of a quarterly dividend.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the quarter ended January 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
November 1, 2009 – November 28, 2009	1,781	$9.64	1,781	791,831
November 29, 2009 – January 2, 2010	688	10.52	688	791,143
January 3, 2010 – January 30, 2010	1,152	9.93	1,152	789,991

Total	3,621	$9.90	3,621	789,991

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors. The shares reported in the table are covered by an April 17, 2007 Board authorization to repurchase 2.5 million shares of common stock which does not have an expiration date. This quarter’s repurchases are related to taxes due on the vesting of restricted stock awards which fall under the repurchase program.

Performance Graph

The following graph compares the cumulative five-year stockholder return on our common stock with the cumulative total return to the NASDAQ Composite Index and the Dow Jones US Apparel Retailers Index. The comparison assumes $100 was invested at the beginning of the five year period in Stein Mart, Inc. stock and in each of the indices shown and assumes reinvestment of any dividends.

	1/29/2005	1/28/2006	2/3/2007	2/2/2008	1/31/2009	1/30/2010
Stein Mart, Inc.	$100.0	$89.2	$79.7	$35.4	$7.1	$47.7
NASDAQ Composite	100.0	114.1	123.4	121.2	75.1	110.2
Dow Jones US Apparel Retailers	100.0	114.1	137.9	109.0	57.4	108.4

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA (Dollars in Thousands, Except Per Share and Per Square Foot Data)

The following selected consolidated financial data has been derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto and the other information contained elsewhere in this Form 10-K.

	2009	2008	2007	2006(1)	2005
Consolidated Statement of Operations Data:
Net sales	$1,219,109	$1,326,469	$1,457,645	$1,501,296	$1,481,615
Cost of merchandise sold	888,752	1,032,232	1,096,235	1,084,975	1,065,409

Gross profit	330,357	294,237	361,410	416,321	416,206
Selling, general and administrative expenses (2)	314,115	394,767	388,572	376,611	353,104
Other income, net	18,405	20,401	21,376	18,214	15,477

Income (loss) from operations	34,647	(80,129)	(5,786)	57,924	78,579
Interest (expense) income, net	(238)	(1,753)	(794)	1,006	2,026

Income (loss) before income taxes	34,409	(81,882)	(6,580)	58,930	80,605
Income tax (provision) benefit	(10,856)	10,581	2,050	(21,754)	(29,721)

Net income (loss)	$23,553	$(71,301)	$(4,530)	$37,176	$50,884

Basic income (loss) per share (3)	$0.55	$(1.72)	$(0.11)	$0.85	$1.17
Diluted income (loss) per share (3)	$0.54	$(1.72)	$(0.11)	$0.84	$1.14
Cash dividends paid per share	$—	$—	$0.25	$1.75	$0.1875

Adjusted Non-GAAP Measures: (7)
Adjusted income (loss) per diluted share	$0.71	$(0.87)	$(0.04)	$0.88	$1.19

Consolidated Operating Data:
Stores open at end of period	267	276	280	268	262
Sales per store including shoe department (4)	$4,845	$5,113	$5,737	$6,079	$6,123
Sales per store excluding shoe department (5)	$4,515	$4,778	$5,363	$5,644	$5,687
Sales per square foot including shoe department (4)	$160	$170	$190	$201	$202
Sales per square foot excluding shoe department (5)	$161	$171	$192	$201	$202
Comparable store net sales (decrease) increase (6)	(5.6)%	(10.9)%	(4.0)%	(1.2)%	0.2%

Consolidated Balance Sheet Data:
Working capital	$152,781	$206,104	$165,469	$174,785	$237,079
Total assets	404,213	449,890	460,539	480,351	519,845
Long-term debt	—	100,000	27,133	—	—
Total stockholders’ equity	215,689	186,350	256,689	288,172	323,739

(1)	2006 is a 53-week year; all others are 52-week years.
(2)	Selling, general and administrative expenses include asset impairment and store closing charges of $11.1 million in 2009, $25.4 million in 2008, $5.2 million in 2007, $2.6 million in 2006 and $3.5 million in 2005.
(3)	Earnings per share (“EPS”) data for the years 2005-2008 has been adjusted retrospectively for the February 1, 2009 adoption of new EPS guidance on participating securities included in the computation of EPS under the two-class method.
(4)	These sales per store and sales per square foot calculations include shoe department sales, which are not included in our reported net sales. Sales per store is calculated by dividing (a) total sales including shoe department sales by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot includes shoe department sales and selling space and excludes administrative, receiving and storage areas. All periods are calculated on a 52-week basis.
(5)	These sales per store and sales per square foot calculations exclude shoe department sales, which are not included in our reported net sales. Sales per store is calculated by dividing (a) total sales, excluding shoe department sales by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot excludes shoe department sales and selling space, administrative, receiving and storage areas. All periods are calculated on a 52-week basis.
(6)	Comparable store sales information for a period reflects stores open throughout that period and for the same 52-week period in the prior year, except for the year 2006. Comparable store net sales decrease for 2006 represents comparable store sales for the 52 weeks ended January 27, 2007 compared to the 52 weeks ended January 28, 2006.
(7)

SEC Regulation G – We report our consolidated financial results in accordance with generally accepted accounting principles (GAAP). However, to supplement these consolidated financial results, we believe that certain non-GAAP operating results, which exclude asset impairment and store closing charges and the initial valuation allowance for deferred tax assets, may provide a more meaningful measure on which to compare the results of operations between periods. We believe these non-GAAP results provide useful information to both management and investors by excluding certain charges that impact the comparability of the results.

Reconciliations of net income (loss) per diluted share on a GAAP basis to adjusted net income (loss) per diluted share (non-GAAP basis) are presented in the table below:

	2009	2008	2007	2006	2005
Net income (loss) per diluted share (GAAP Basis)	$0.54	$(1.72)	$(0.11)	$0.84	$1.14
Adjustments:
Asset impairment and store closing charges, net of tax	0.17	0.39	0.07	0.04	0.05
Initial valuation allowance for deferred tax assets	—	0.46	—	—	—

Adjustments total	0.17	0.85	0.07	0.04	0.05

Adjusted net income (loss) per diluted share (Non-GAAP Basis)	$0.71	$(0.87)	$(0.04)	$0.88	$1.19

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, gifts, linens and shoes. We believe we differentiate ourselves from typical off-price retail chains by offering: (i) primarily current-season merchandise carried by better department or specialty stores, (ii) moderate to better price levels, (iii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, and (iv) merchandise presentation and customer service more comparable to department stores and upscale retailers.

2009 Highlights

We are proud to have reversed two years of losses and earned a significant profit in one of the most demanding years in our history. Rigorous focus on inventory levels and freshness, dedication to expense reduction and emphasis on cash generation all contributed to our profitability this year. We returned to a profit in all four quarters, improved 2009 gross margin by nearly 500 basis points over 2008, reduced selling, general and administrative (“SG&A”) expenses by $66.4 million (excluding store closing and impairment charges), and increased cash generated from operations five-fold. The transformation of our supply chain methodology from direct-to-store shipments to centralized distribution increased our 2009 gross profit by $1.6 million and decreased SG&A (primarily store payroll) by $8.4 million for a total improvement on our 2009 pre-tax results of $10.0 million.

For the year ended January 30, 2010, we earned $23.6 million or $0.54 per diluted share compared to a net loss of $(71.3) million or $(1.72) per diluted share in 2008. The 2009 results include $11.1 million (pre-tax) of store closing and asset impairment charges, or $0.17 per diluted share. Full year 2008 results include charges totaling $0.85 per share, consisting of $25.4 million (pre-tax) for store closing and asset impairment charges and a fourth quarter valuation allowance for deferred tax assets of $19.0 million. Excluding these charges, earnings per diluted share is $0.71 in 2009 compared to a net loss per diluted share of $(0.87) in 2008.

On the balance sheet, we ended 2009 with $81.0 million in cash and no borrowings compared to net debt (borrowings in excess of cash) of $11.1 million at the end of 2008. During the fourth quarter of 2009, we exercised the option to extend our credit facility for one year through January 2012. Inventories at the end of 2009 were $218.1 million compared with $207.1 million at the end of 2008. Inventories at the end of 2009 included approximately $30 million of merchandise in third-party distribution centers that was received earlier than at the end of 2008 as part of the new supply chain network. These planned earlier receipts also increased accounts payable at the end of 2009. Excluding the merchandise in our distribution centers, our average store inventory decreased 6.0 percent at the end of 2009 to $705,000 from $750,000 at the end of 2008.

2010 Outlook

We are planning 2010 conservatively. Our first priority is improving sales, while continuing to focus on expense and operational controls. With the full deployment of our new supply chain process and a significant information systems enhancement, we believe we are correctly positioned to further improve our business and attract customers.

We expect the following factors to influence our business in 2010:

•	We will continue to manage our inventories in line with our sales and expect them to increase only due to the impact of merchandise located in the distribution centers due to supply chain.

•	We expect SG&A savings from supply chain will be similar to 2009 savings and should slightly more than offset the addbacks of compensation and related expenses that were temporarily lowered in 2009.

•

We plan to relocate five to ten stores to better locations in their respective markets. We also plan to close four and open three stores for a net planned decrease of one store by year-end. New stores will have negligible incremental profit benefit in 2010 as their partial year results will be largely offset by pre-opening costs that are expensed when the stores are opened.

•	Our effective tax rate will continue to fluctuate due to the impact of book/tax differences on our deferred tax valuation allowance.

•

Capital expenditures are planned at approximately $30 million compared to $7.6 million in 2009. Approximately $20 million is for system improvements, with the largest portion for a new merchandise information system. The remaining capital amounts are to upgrade our store fixtures in connection with our new and relocated stores.

Stores

There were 267 stores open as of January 30, 2010, 276 stores as of January 31, 2009 and 280 stores as of February 2, 2008.

	2009	2008	2007
Stores at beginning of year	276	280	268
Stores opened during the year	2	6	14
Stores closed during the year	(11)	(10)	(2)

Stores at end of year	267	276	280

While we are always interested in looking at exceptional real estate opportunities, our focus for 2010 will primarily be on relocating existing stores to better real estate. We are reviewing current situations where leases will be ending or have provisions for early termination and hope to take advantage of this real estate market and lock in better locations in some markets where there is additional opportunity.

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Operations expressed as a percentage of net sales (numbers may not add due to rounding):

	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	72.9	77.8	75.2

Gross profit	27.1	22.2	24.8
Selling, general and administrative expenses	25.8	29.8	26.7
Other income, net	1.5	1.5	1.5

Income (loss) from operations	2.8	(6.0)	(0.4)
Interest expense, net	—	(0.1)	(0.1)

Income (loss) before income taxes	2.8	(6.2)	(0.5)
Income tax (provision) benefit	(0.9)	0.8	0.1

Net income (loss)	1.9%	(5.4)%	(0.3)%

Store Closings

During 2009, 2008 and 2007, we closed 23 under-performing stores. The table below sets forth the impact on operations in each of the presented years for stores closed in that and subsequent years (in thousands). The 2009 table presents the losses from the 11 stores that closed during 2009. The 2008 table presents the sum of the losses from the 11 stores that closed during 2009 and the 10 stores that closed during 2008; the 2007 table presents the sum of the losses from the 11 stores that closed during 2009, the 10 stores that closed during 2008 and the two stores that closed during 2007.

	2009	2008	2007
Sales	$17,226	$65,151	$86,085
Cost of merchandise sold	12,987	55,917	70,060

Gross profit	4,239	9,234	16,025
Selling, general and administrative expenses	6,429	23,059	23,009
Other income, net	203	655	840

Loss from operations	$(1,987)	$(13,170)	$(6,144)

# of stores closed in 2007-2009	11	21	23

Operating losses from closed stores include the following store closing and asset impairment charges (in thousands):

	2009	2008	2007
Lease termination costs	$1,789	$3,568	$889
Asset impairment charges	—	2,010	771
Severance	569	1,129	256

Total	$2,358	$6,707	$1,916

Year Ended January 30, 2010 Compared to Year Ended January 31, 2009

Net sales for the year ended January 30, 2010 were $1,219.1 million, down 8.1 percent from $1,326.5 million for the prior year. The $107.4 million decrease reflects a $69.7 million decrease in the comparable store group and a $47.9 million decrease in the closed store group, offset by a $10.2 million increase in the non-comparable store group due to the inclusion of sales for the two stores opened in 2009 and the six stores opened in 2008. The closed store group includes the 11 stores closed in 2009 and 10 stores closed in 2008. Comparable stores sales for 2009 decreased 5.6 percent compared to 2008.

Although sales decreased in 2009, gross profit for year ended January 30, 2010 increased to $330.4 million or 27.1 percent of net sales from $294.2 million or 22.2 percent of net sales for the prior year. The $36.1 million increase in gross profit reflects a $37.9 million increase in the comparable store group and a $3.2 million increase in the non-comparable store group, partially offset by a $5.0 million decrease in the closed store group. Gross profit as a percent of sales increased during fiscal 2009 due to a 4.6 percentage point decrease in markdowns and a 1.1 percentage point increase in markup, offset by a 0.8 percentage point decrease in buying and occupancy costs. Markdowns were lower in 2009 due to lower inventory levels and lower levels of clearance merchandise.

SG&A expenses were $314.1 million or 25.8 percent of net sales for the year ended January 30, 2010 as compared to $394.8 million or 29.8 percent of net sales for 2008. SG&A expenses for 2009 include $11.1 million of non-cash pre-tax asset impairment and store closing charges compared to $25.4 million in 2008. Asset impairment charges were $11.6 million higher last year due to a greater number of stores with projected cash flows that did not support the carrying value of their long-lived assets. Store closing charges were $2.7 million higher last year because two closings occurred before the end of the lease term resulting in higher store closing reserve charges for continuing lease obligations.

Excluding asset impairment and store closing charges, SG&A expenses were $303.0 million or 24.9 percent of sales in 2009 compared to $369.4 million or 27.8 percent of sales in 2008. This $66.4 million decrease in SG&A expenses reflects a $45.8 million reduction in store operating expenses, a $13.7 million decrease in non-buying expenses in the corporate office, a $5.6 million decrease in depreciation expense and a $1.3 million decrease in advertising expense. Store operating expenses decreased $35.4 million for the comparable and non-comparable store group due to headcount reductions and other cost saving initiatives and decreased $10.4 million for the closed store group. Corporate office expenses decreased from 2008 primarily due to compensation and benefit reductions related to expense reduction initiatives and lower consulting fees. Depreciation expense decreased as a result of asset impairment charges taken during the fourth quarter of 2008. Advertising expense was slightly lower this year primarily due to reduced spending on direct mail marketing and newspaper advertising.

Pre-opening expenses for the two stores opened in 2009 and the six stores opened in 2008 amounted to $0.3 million and $1.5 million, respectively.

Other income, net decreased $2.0 million in 2009 compared to 2008 due to a decrease in the number of credit cards issued through our co-brand credit card program offset slightly by income from our new magazine subscription program.

Interest expense, net decreased $1.5 million in 2009 compared to 2008 as a result of our having no direct borrowings since the first quarter of 2009. During the third quarter of 2008, we borrowed an additional $75 million on our revolving credit agreement which increased our notes payable to banks balance to $100 million. We maintained that notes payable balance through January 31, 2009, investing excess borrowings in short-term money market funds, and liquidated these money market funds and repaid that portion of the borrowings during the first quarter of 2009.

The effective tax rate (“ETR”) was 31.5 percent in 2009 compared to a tax benefit of 12.9 percent in 2008. The 2008 rate was unusually low due to our recording a $19.0 million deferred tax asset valuation allowance through a charge to tax expense during the fourth quarter of 2008. We recorded the valuation allowance because 2008 operating results produced a cumulative three-year loss, which is considered a significant factor that is difficult to overcome when determining if a valuation allowance is required. Although we were profitable in 2009, we remain in a cumulative three-year loss. We perform a quarterly assessment of net deferred tax assets and plan to carry a valuation allowance until such time that positive evidence is sufficient to justify realization. The 2009 ETR was lower than the federal statutory rate of 35.0 percent due to the effect of certain book/tax differences on the valuation allowance including a tax accounting method change made in the third quarter of 2009.

Year Ended January 31, 2009 Compared to Year Ended February 2, 2008

Net sales for the year ended January 31, 2009 were $1,326.5 million, down 9.0 percent from $1,457.6 million for the prior year. The $131.2 million decrease reflects a $152.2 million decrease in the comparable store group and a $16.2 million decrease in the closed store group, offset by a $37.2 million increase in the non-comparable store group due to the inclusion of sales for the 14 stores opened in 2007 and the six stores opened in 2008. The closed store group includes the ten stores closed in 2008 and the two stores closed in 2007. Comparable stores sales for 2008 decreased 10.9 percent compared to 2007.

Gross profit for year ended January 31, 2009 was $294.2 million or 22.2 percent of net sales compared to $361.4 million or 24.8 percent of net sales for 2007. The $67.2 million decrease in gross profit reflects a $64.9 million decrease in the comparable store group and a $4.4 million decrease in the closed store group, partially offset by a $2.1 million increase in the non-comparable store group due to the inclusion of operating results for the 14 stores opened in 2007 and the six stores opened in 2008. Gross profit as a percent of sales decreased during fiscal 2008 due to a 1.1 percentage point increase in markdowns and a 2.0 percentage point increase in buying and occupancy costs, offset by a 0.5 percentage point increase in markup.

SG&A expenses were $394.8 million or 29.8 percent of net sales for the year ended January 31, 2009 as compared to $388.6 million or 26.7 percent of net sales for 2007. SG&A expenses for 2008 include $25.4 million of primarily non-cash pre-tax asset impairment and store closing charges compared to $5.2 million in 2007. Asset impairment charges were $16.7 million higher in 2008 due to a greater number of stores with projected cash flows that do not support the carrying value of their long-lived assets. Store closing charges increased $3.5 million over last year because ten stores were closed in 2008 compared to only two store closings in 2007.

Excluding asset impairment and store closing charges, SG&A expenses were $369.3 million or 27.8 percent of sales in 2008 compared to $383.4 million or 26.3 percent of sales in 2007. This $14.1 million decrease in SG&A expenses resulted primarily from significant reductions in advertising and store operating expenses, somewhat offset by professional fees related to expense reduction initiatives. Advertising expenses decreased $15.2 million in 2008 due primarily to reduced broadcast media. Store operating expenses decreased $8.2 million for the comparable store group due to cost saving initiatives and decreased $3.4 million for the closed store group, but were offset by an $8.9 million increase for the non-comparable store group due to the inclusion of operating results for the 14 stores opened in 2007 and the six stores opened in 2008. Corporate SG&A expenses were higher in 2008 primarily due to professional fees related to ongoing expense reduction initiatives and higher benefit costs, while last year included $1.8 million of separation costs for the resignation of the former President/Chief Executive Officer. SG&A expenses as a percentage of net sales were higher this year due to a lack of leverage on lower sales.

Pre-opening expenses for the six stores opened in 2008 and the 14 stores opened in 2007 amounted to $1.5 million and $2.7 million, respectively.

Other income, net decreased $1.0 million in 2008 compared to 2007 due to decreases in credit card income and shoe department income, both resulting from the decreased net sales.

Interest expense, net increased $1.0 million during 2008 compared to 2007 due to higher borrowings at lower interest rates this year compared to last year. During the third quarter of 2008, we borrowed an additional $75 million on our revolving credit agreement which increased our notes payable to banks balance to $100 million. We maintained that notes payable balance through January 31, 2009, investing excess borrowings in short-term money market funds. Subsequent to year end, we liquidated these money market funds and repaid that portion of its borrowings.

The effective income tax benefit decreased from 31.2 percent in 2007 to 12.9 percent in 2008 primarily due to recording a $19.0 million valuation allowance for deferred tax assets during the fourth quarter of 2008. ASC Topic 740, Income Taxes, requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook, and although we were profitable in 2006 and posted a small loss in 2007, the results in 2008 produced a cumulative three-year loss, which is considered a significant factor that is difficult to overcome. Accordingly, we established a deferred tax asset valuation allowance of $19.0 million through a charge to tax expense.

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, our working capital needs are lowest in the first quarter and highest in either the third or fourth quarter in anticipation of the fourth quarter peak selling season. As of January 30, 2010, we had $81.0 million in cash and cash equivalents and no direct borrowings on our revolving credit facility.

Net cash provided by operating activities was $98.3 million in 2009, $19.4 million in 2008 and $17.8 million in 2007. Cash provided by operating activities increased $79.0 million over 2008. The increase was primarily due to $66.4 million more cash provided by net income plus non-cash charges and a $37.7 million increase in cash provided by income taxes receivable/payable (including $24.6 million of net operating loss carry back refunds primarily related to our 2008 federal tax return received during 2009), offset by $20.3 million more cash used for inventories and accounts payable and $4.9 million more cash used by other operating activities. While the end of year 2009 inventory balance is only slightly higher compared to 2008, accounts payable is much higher at the end of 2009 primarily due to approximately $30 million of merchandise in distribution centers at the end of 2009 that was received earlier than at the end of 2008 as part of our new supply chain network.

Operating cash flows for 2008 increased $1.5 million from 2007 primarily due to $26.9 million less cash used for inventories, a $16.9 million decrease in cash used for income taxes receivable/payable and $8.4 million more cash provided by other operating activities, offset by $35.4 million less cash provided by net loss plus non-cash charges and $15.3 million more cash used to reduce accounts payable. Less cash was needed for income taxes in 2008 due to a significant income tax receivable recorded at February 2, 2008. Inventories decreased in 2008 compared to 2007 due to lower sales resulting in less inventory being purchased and lower inventory levels.

Net cash used in investing activities was $(7.6) million in 2009, $(19.3) million in 2008 and $(15.1) million in 2007. Capital expenditures for each year reflect a decrease in the number of store openings each year. The net liquidation of short-term investments provided $10.8 million of cash in 2007.

Net cash (used in) provided by financing activities was $(98.7) million in 2009, $73.7 million in 2008 and $(5.2) million in 2007. More cash was used in financing activities during 2009 due to the repayment of all direct borrowings under our revolving credit agreement. More cash was provided by financing activities during 2008 primarily due to higher net borrowings, no cash dividends paid and fewer shares of common stock repurchased compared to 2007. In February 2008, the Board of Directors suspended the payment of a quarterly dividend.

We expect to invest approximately $30 million in capital expenditures in 2010. The cost of opening a new store ranges from $650,000 to $750,000 for fixtures, equipment, leasehold improvements and pre-opening costs (primarily advertising, stocking and training). Pre-opening costs are expensed at the time of opening. Initial inventory investment for a new store is approximately $800,000.

We have a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders. In January 2010, we extended the Agreement for one additional year through January 2012. As of January 30, 2010, availability under the Agreement was $127.1 million and is based on eligible inventory less other reserves as defined in the Agreement. Outstanding letters of credit of $13.7 million reduced availability for borrowings to $113.4 million at January 30, 2010. We had no direct borrowings at January 30, 2010 and we are in compliance with the terms of the Agreement.

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

Contractual Obligations

The following table sets forth our contractual obligations at January 30, 2010 (in thousands):

	Total	Less than 1 Year	1 – 2 Years	3 – 5 Years	After 5 Years
Operating leases	$356,456	$76,598	$67,092	$136,075	$76,691
Purchase obligations (a)	209,247	209,247	—	—	—

Total	$565,703	$285,845	$67,092	$136,075	$76,691

(a)	Represent open purchase orders with vendors for merchandise not yet received and recorded on our Consolidated Balance Sheet.

The above table does not include long-term debt as we did not have any direct borrowings under our senior revolving credit facility at January 30, 2010. Other long-term liabilities on the balance sheet include the liability for unrecognized tax benefits, deferred compensation, deferred rent liability, postretirement benefit liability and other long-term liabilities that do not have specific due dates, so are excluded from the preceding table. Other long-term liabilities also include long-term store closing reserves, a component of which is future minimum payments under non-cancelable leases for closed stores. These future minimum lease payments total $6.8 million and are included in the above table.

Off-Balance Sheet Arrangements

We have outstanding standby letters of credit totaling $13.7 million securing certain insurance programs at January 30, 2010. If certain conditions were to occur under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, we do not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements that could affect our financial condition.

Seasonality

Our business is seasonal in nature with a higher percentage of our sales during the fourth quarter holiday selling season. Accordingly, SG&A expenses are typically higher as a percent of net sales during the first three quarters of each year.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the financial statements, we cannot guarantee that our estimates and assumptions will be accurate, which could require adjustments of these estimates in future periods. Following is a summary of the more significant accounting policies:

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

Vendor Allowances. We receive allowances from some of our vendors primarily related to markdown reimbursement, damaged/defective merchandise and vendor compliance issues. Vendor allowances are recorded when earned. Allowances received from vendors related to profitability of inventory recently sold are reflected as reductions to cost of merchandise sold in the later of the period that the merchandise markdown is incurred or the allowance is negotiated. Allowances received from vendors related to damaged/defective inventory are reflected as reductions to the cost of merchandise as it is received. Allowances received due to compliance issues (primarily violations of shipping and merchandise preparation requirements) are reflected as a reduction of the cost of the merchandise when compliance issues are identified during the receiving process. Although it is unlikely that there will be a significant reduction in historical levels of vendor support, if a reduction were to occur, we could experience higher cost of merchandise sold.

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment charge is the excess of the carrying value of the asset over its fair value. Fair value is based on estimated market values for similar assets. Impairment reviews are performed for individual stores during the fourth quarter, or more frequently should circumstances change. A significant change in cash flows or estimated market values could result in an increase in asset impairment charges. During 2009, we recorded $8.4 million in pre-tax asset impairment charges related to stores closed in 2009, stores closing in 2010 and certain other under-performing stores.

Store Closing Costs. We record costs associated with store closing activities when they are incurred, generally the cease-use date. Lease termination costs are recorded net of estimated sublease income that could reasonably be obtained for the properties. In the event we are not successful in subleasing closed store locations, additional store closing costs may be recorded.

Insurance Reserves. We use a combination of insurance and self-insurance for various risks including workers’ compensation, general liability and associate-related health care benefits, a portion of which is paid by the covered employees. We are responsible for paying the claims that are less than the insured limits. The reserves recorded for these claims are estimated actuarially, based on claims filed and claims incurred but not reported. These reserve estimates are adjusted based upon actual claims filed and settled. The estimated accruals for these reserves could be significantly affected if future claims differ from historical trends and other actuarial assumptions. As of January 30, 2010 and January 31, 2009, insurance reserves of $16.3 million and $16.4 million, respectively, were included in accrued liabilities. Adjustments to earnings resulting from changes in trends and other actuarial assumptions have not been significant in 2009, 2008 and 2007.

Valuation Allowance for Deferred Tax Assets. Income tax accounting guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook.

During the fourth quarter of 2008, we established a valuation allowance against deferred tax assets because 2008 operating results produced a cumulative three-year loss, which is considered a significant factor that is difficult to overcome when determining if a valuation allowance is required. Although we were profitable in 2009, we remain in a cumulative three-year loss. We perform a quarterly assessment of net deferred tax assets and plan to carry a valuation allowance until such time that positive evidence is sufficient to justify realization. The valuation allowance was $16.7 million and $19.0 million at January 30, 2010 and January 31, 2009, respectively.

Income Tax Reserves. We record liabilities for uncertain tax positions related to federal and state income taxes. These liabilities reflect our best estimate of our ultimate income tax liability based on the tax code, regulations, and pronouncements of the jurisdictions in which we do business. Estimating our ultimate tax liability involves significant judgments regarding the application of complex tax regulations across many jurisdictions. If actual results differ from estimated results, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change.

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

We are exposed to interest rate risk primarily through borrowings under our revolving credit facility which are at variable rates. The facility permits debt commitments up to $150 million, has a January 2012 maturity date and bears interest at spreads over the prime rate and LIBOR. At January 30, 2010, we had no direct borrowings under the facility.

For 2009, average borrowings under our revolving credit facility were $14.5 million. If interest rates on 2009 average borrowings changed by 100 basis points, our annual interest expense would change by $145,000, assuming comparable borrowing levels.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and the Report of Independent Registered Certified Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Based on the evaluation discussed above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective as of January 30, 2010.

The effectiveness of the Company’s internal control over financial reporting as of January 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included on page F-1 herein.

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

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 15, 2010 Annual Meeting of Stockholders.

We have adopted a code of conduct applicable to all of our officers, directors and employees, including the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of conduct may be found on our web site at www.steinmart.com. We intend to post notice of any waiver from, or amendment to, any provision of our code of conduct on our web site.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 15, 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 15, 2010 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 15, 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 15, 2010 Annual Meeting of Stockholders.

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

STEIN MART, INC.

Date: April 15, 2010	By:	/s/ David H. Stovall, Jr.
David H. Stovall, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of April, 2010.

/s/ Jay Stein	/s/ Irwin Cohen
Jay Stein	Irwin Cohen
Chairman of the Board	Director

/s/ John H. Williams, Jr.	/s/ Susan Falk
John H. Williams, Jr.	Susan Falk
Vice Chairman of the Board	Director

/s/ David H. Stovall, Jr.	/s/ Linda M. Farthing
David H. Stovall, Jr.	Linda M. Farthing
President and Chief Executive Officer	Director

/s/ Gregory W. Kleffner	/s/ Mitchell W. Legler
Gregory W. Kleffner	Mitchell W. Legler
Executive Vice President and Chief Financial Officer	Director

/s/ Clayton E. Roberson, Jr.	/s/ Robert L. Mettler
Clayton E. Roberson, Jr.	Robert L. Mettler
Senior Vice President and Controller	Director

/s/ Ralph Alexander	/s/ Richard L. Sisisky
Ralph Alexander	Richard L. Sisisky
Director	Director

/s/ Alvin R. Carpenter	/s/ Martin E. Stein, Jr.
Alvin R. Carpenter	Martin E. Stein, Jr.
Director	Director

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors

and Stockholders of Stein Mart, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows, present fairly, in all material respects, the financial position of Stein Mart, Inc. and its subsidiaries at January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
April 14, 2010

Stein Mart, Inc.

Consolidated Balance Sheets

(In thousands, except for share data)

	January 30, 2010	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$80,975	$88,903
Trade and other receivables	10,178	9,011
Inventories	218,125	207,139
Income taxes receivable	—	24,439
Prepaid expenses and other current assets	11,112	12,089

Total current assets	320,390	341,581
Property and equipment, net	68,415	86,321
Other assets	15,408	21,988

Total assets	$404,213	$449,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,318	$55,683
Accrued liabilities	84,330	79,794
Income taxes payable	2,961	—

Total current liabilities	167,609	135,477
Notes payable to banks	—	100,000
Other liabilities	20,915	28,063

Total liabilities	188,524	263,540
COMMITMENTS AND CONTINGENCIES (Note 5)
Stockholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 42,872,457 and 42,655,544 shares issued and outstanding, respectively	429	427
Additional paid-in capital	15,977	9,986
Retained earnings	198,705	175,152
Accumulated other comprehensive income	578	785

Total stockholders’ equity	215,689	186,350

Total liabilities and stockholders’ equity	$404,213	$449,890

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Operations

(In thousands, except for share amounts)

	Year Ended January 30, 2010	Year Ended January 31, 2009	Year Ended February 2, 2008

Net sales	$1,219,109	$1,326,469	$1,457,645

Cost of merchandise sold	888,752	1,032,232	1,096,235

Gross profit	330,357	294,237	361,410

Selling, general and administrative expenses	314,115	394,767	388,572

Other income, net	18,405	20,401	21,376

Income (loss) from operations	34,647	(80,129)	(5,786)

Interest expense, net	(238)	(1,753)	(794)

Income (loss) before income taxes	34,409	(81,882)	(6,580)

Income tax (provision) benefit	(10,856)	10,581	2,050

Net income (loss)	$23,553	$(71,301)	$(4,530)

Net income (loss) per share:

Basic	$0.55	$(1.72)	$(0.11)

Diluted	$0.54	$(1.72)	$(0.11)

Weighted-average shares outstanding:

Basic	41,822	41,366	42,123

Diluted	43,082	41,366	42,123

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at February 3, 2007	$437	$21,803	$265,932	$—	$288,172

Adoption of accounting guidance related to uncertain tax positions			(156)		(156)
Net loss			(4,530)		(4,530)
Common shares issued under stock option plan	3	3,553			3,556
Common shares issued under employee stock purchase plan	1	1,126			1,127
Reacquired shares	(24)	(26,875)			(26,899)
Issuance of restricted stock	1	(1)			—
Share-based compensation		5,502			5,502
Tax benefit from equity issuances		180			180
Cash dividends paid			(10,263)		(10,263)

Balance at February 2, 2008	418	5,288	250,983	—	256,689

Adoption of accounting guidance for split-dollar postretirement benefits			(4,530)		(4,530)
Comprehensive loss:
Net loss			(71,301)		(71,301)
Unrecognized postretirement plan adjustments:
Actuarial gain				785	785

Total comprehensive loss					(70,516)

Common shares issued under stock option plan		31			31
Common shares issued under employee stock purchase plan	4	796			800
Reacquired shares		(18)			(18)
Issuance of restricted stock	5	(5)			—
Share-based compensation		4,077			4,077
Tax deficiency from equity issuances		(183)			(183)

Balance at January 31, 2009	427	9,986	175,152	785	186,350

Comprehensive income:
Net income			23,553		23,553
Unrecognized postretirement plan adjustments:
Actuarial gain				80	80
Transition obligation				(287)	(287)

Total comprehensive income					23,346

Common shares issued under stock option plan	1	760			761
Common shares issued under employee stock purchase plan	1	523			524
Reacquired shares		(123)			(123)
Share-based compensation		4,610			4,610
Tax benefit from equity issuances		221			221

Balance at January 30, 2010	$429	$15,977	$198,705	$578	$215,689

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended January 30, 2010	Year Ended January 31, 2009	Year Ended February 2, 2008
Cash flows from operating activities:
Net income (loss)	$23,553	$(71,301)	$(4,530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,223	25,752	26,068
Impairment of property and other assets	8,429	20,726	4,017
Change in valuation allowance for deferred tax assets	(2,272)	18,958	—
Deferred income taxes	2,558	(10,341)	(4,492)
Store closing charges	2,658	4,697	1,145
Share-based compensation	4,610	4,077	5,502
Tax benefit (deficiency) from equity issuances	221	(183)	180
Excess tax benefits from share-based compensation	(166)	(3)	(151)
Changes in assets and liabilities:
Trade and other receivables	(1,167)	3,361	(2,208)
Inventories	(10,986)	55,357	28,447
Income taxes receivable	24,439	(10,336)	(14,103)
Prepaid expenses and other current assets	977	1,491	951
Other assets	2,461	1,595	(1,993)
Accounts payable	24,635	(21,441)	(6,119)
Accrued liabilities	5,033	(481)	(2,770)
Income taxes payable	2,961	—	(13,091)
Other liabilities	(8,838)	(2,572)	990

Net cash provided by operating activities	98,329	19,356	17,843

Cash flows from investing activities:
Capital expenditures	(7,585)	(19,281)	(25,898)
Purchases of short-term investments	—	—	(36,580)
Sales of short-term investments	—	—	47,415

Net cash used in investing activities	(7,585)	(19,281)	(15,063)

Cash flows from financing activities:
Borrowings under notes payable to banks	57,300	626,652	365,811
Repayments of notes payable to banks	(157,300)	(553,785)	(338,678)
Cash dividends paid	—	—	(10,263)
Excess tax benefits from share-based compensation	166	3	151
Proceeds from exercise of stock options	761	31	3,556
Proceeds from employee stock purchase plan	524	800	1,127
Repurchase of common stock	(123)	(18)	(26,899)

Net cash (used in) provided by financing activities	(98,672)	73,683	(5,195)

Net (decrease) increase in cash and cash equivalents	(7,928)	73,758	(2,415)
Cash and cash equivalents at beginning of year	88,903	15,145	17,560

Cash and cash equivalents at end of year	$80,975	$88,903	$15,145

Supplemental disclosures of cash flow information:
Income taxes paid	$13,236	$2,100	$29,854
Interest paid	271	1,906	1,002

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

1. Summary of Significant Accounting Policies and Other Information

As of January 30, 2010 we operated a chain of 267 retail stores in 30 states and the District of Columbia that offers the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries, Stein Mart Buying Corp. and Stein Mart Holding Corp.

Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts have been eliminated in consolidation.

Fiscal Year End. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2009, 2008 and 2007 ended on January 30, 2010, January 31, 2009 and February 2, 2008, respectively. Fiscal years 2009, 2008 and 2007 included 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

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

Cash and Cash Equivalents. The carrying value of cash and cash equivalents, which includes money market funds, approximates fair value due to their short-term nature. In February 2008, we adopted the guidance of ASC Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities. This guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors. The only instruments that fall under the scope of this pronouncement are cash equivalents of $70.2 million at January 30, 2010 and $69.5 million at January 31, 2009, which are Level 1 securities with readily available market prices.

Inventories. Merchandise inventories are valued at the lower of average cost or market, on a first-in first-out basis, using the retail inventory method (RIM). RIM is an averaging method that is widely used in the retail industry. The use of RIM results in inventories being valued at the lower of cost or market as markdowns are taken as a reduction of the retail values of inventories.

Vendor Allowances. We receive allowances from some of our vendors primarily related to markdown reimbursement, damaged/defective merchandise and vendor compliance issues. Vendor allowances are recorded when earned in accordance with ASC Topic 605-50, Revenue Recognition, Customer Payments and Incentives. Allowances received from vendors related to profitability of inventory recently sold are reflected as reductions to cost of merchandise sold in the later of the period that the merchandise markdown is incurred or the allowance is negotiated. Allowances received from vendors related to damaged/defective inventory are reflected as reductions to the cost of merchandise as it is received. Allowances received due to compliance issues (primarily violations of shipping and merchandise preparation requirements) are reflected as a reduction to the cost of the merchandise when negotiated.

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

Impairment of Long-Lived Assets. We follow the guidance in ASC Topic 360, Property, Plant and Equipment, which requires impairment losses to be recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment is the excess of the carrying value of the asset over its fair value. Fair value is based on estimated market values of similar assets. Impairment reviews are performed for individual stores. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. See Note 2 for further discussion.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Store Closing Costs. We follow the guidance in ASC Topic 420, Exit or Disposal Cost Obligations, to record store closing costs. ASC Topic 420 requires the recognition of costs associated with exit or disposal activities when they are incurred, generally the cease-use date. Lease termination costs are recorded net of estimated sublease income that could reasonably be obtained for the properties.

Insurance Reserves. We use a combination of insurance and self-insurance for various risks including workers’ compensation, general liability and associate-related health care benefits, a portion of which is paid by the covered employees. We are responsible for paying the claims that are less than the insured limits. The reserves recorded for these claims are estimated actuarially, based on claims filed and claims incurred but not reported. These reserve estimates are adjusted based upon actual claims filed and settled.

Store Pre-Opening Costs. Costs incurred prior to the date that new stores open are expensed as incurred.

Comprehensive Income/(Loss). Comprehensive income (loss) consists of two components, net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders’ equity but are excluded from net income/(loss). Accumulated other comprehensive income in 2008 and 2009 includes unrecognized actuarial gains and transition obligations related to our postretirement benefit plans. There were no other comprehensive income/(loss) transactions in 2007. See Note 7 for further discussion.

Revenue Recognition. Revenue from sales of our merchandise is recognized at the time of sale, net of any returns, discounts and percentage-off coupons. Future merchandise returns are estimated based on historical experience. Sales tax collected from customers is not recognized as revenue and is included in accrued liabilities until paid. Shoe sales are excluded from net sales, as the shoe department inventory is owned by a single supplier under a supply agreement. Our percentage of net revenue per the supply agreement is included in other income, net in the Consolidated Statements of Operations.

Gift and Return Card Revenue Recognition. We offer electronic gift cards and electronic merchandise return cards to our customers. No revenue is recognized at the time gift cards are sold; rather, the issuance is recorded as a liability to customers. At the time return cards are issued for returned merchandise, the sale is reversed and the issuance is recorded as a liability to customers. Card liabilities are reduced and sales revenue is recognized when cards are redeemed for merchandise.

Co-Brand Credit Card Program. We have a Co-Brand Credit Card Consumer Program Agreement (the “Agreement”) with GE Money Bank (the “Bank”). Stein Mart makes the Program available to its customers, including accepting and transmitting account applications and accepting the credit card in its stores. The Bank extends credit directly to cardholders under the program to finance purchases from Stein Mart, as well as from other retailers, and assumes all credit risk from the credit card accounts. Cardholders earn rewards under the program based on purchases made with the credit card at Stein Mart and other businesses where the card is accepted. The initial term of the Agreement is for five years (ending September 2011) and renews automatically for successive one-year terms unless either party provides notice of termination at least 180 days prior to expiration of the initial or renewal term.

We account for this Agreement using the guidance of Staff Accounting Bulletin No. 104, Revenue Recognition, and ASC Topic 605-25, Revenue Recognition, Multiple-Element Arrangements. We evaluated all of the deliverables under the arrangement and determined that they should be accounted for as separate units of accounting. Further, we use the residual method to allocate the amount of arrangement consideration to the delivered items as described in ASC Topic 605-25. A summary of and our accounting for the consideration received under the Agreement is as follows:

•	The upfront signing fee we receive is being amortized on a straight-line basis over the five-year term of the Agreement with amortization being recorded in other income.

•

A portion of the non-refundable new account acquisition fee equal to the customer’s card-activation reward is deferred until such time that it is redeemed; the remainder is recognized in other income when an account is activated.

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

•

Marketing expenditures incurred, representing payments to third parties, are expensed as incurred and recorded in selling, general and administrative (“SG&A”) expenses. Reimbursements of marketing expenses received from the Bank are recorded in other income in the same period as the related expenses are recorded.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Operating Leases. We lease all of our retail stores under operating leases. Certain lease agreements contain rent holidays, and/or rent escalation clauses. Except for contingent rent, we recognize rent expense on a straight-line basis over the lease term and record the difference between the amount charged to expense and the rent paid as a deferred rent liability. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when achievement of the specified sales that triggers the contingent rent is probable.

The landlord/lessor constructs the building leasehold improvements for the majority of our stores. However, in certain “replacement-tenant” situations, we may perform the remodeling. To determine the proper recording of improvements, we first ascertain whether the remodeling falls within the scope of ASC Topic 840-40, Leases, Leaseback Transactions. If it does not, we assess whether such improvements are to be accounted for as lessor or lessee assets. If the landlord/lessor makes the improvements and presents us with the finished space on a “turnkey” basis, we view the assets as being lessor assets. In situations where we do the remodeling work and receive an allowance that may or may not cover all the costs, we make a judgment as to the classification between lessor and lessee assets. We consider an asset to be a lessor asset if all of the following criteria are met:

•	the lease specifically requires the lessee to make the improvement,

•	the improvement is fairly generic,

•	the improvement increases the fair value of the property to the lessor, and

•	the useful life of the improvement is longer than our lease term.

If any of the above criteria are not met, we consider the assets to be lessee assets, which are recorded as leasehold improvements in the balance sheet. Payments received from the lessor to fund any portion of the cost of lessee assets are accounted for as lease incentives. Assets considered to be lessor assets are not reflected on our balance sheet. To the extent that we paid for such lessor assets and were not reimbursed through construction allowances, such net payments are recorded as prepaid rent, which is amortized to rent expense over the lease term.

Advertising Expense. Advertising costs are expensed as incurred. Advertising expenses of $50.2 million, $51.5 million and $65.8 million are reflected in SG&A expenses in the Consolidated Statements of Operations for 2009, 2008 and 2007, respectively.

Income Taxes. We follow the guidance in ASC Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance for amounts that do not satisfy the realization criteria of ASC Topic 740. See Note 6 for further discussion.

On February 4, 2007, we adopted the new guidance on accounting for uncertainty in income taxes. The guidance clarified the accounting for income taxes in the financial statements by prescribing a minimum probability recognition threshold and measurement process for recording uncertain tax positions taken or expected to be taken in a tax return and provided guidance on derecognition, classification, accounting and disclosure requirements. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Share-Based Compensation. We follow the guidance in ASC Topic 718, Stock Compensation, to record share-based compensation. Pursuant to the guidance, we recognize expense in the financial statements for the fair values of all share-based payments to employees over the employees’ requisite service periods.

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

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following table presents the calculation of basic and diluted income (loss) per common share (shares in thousands):

	2009	2008	2007
Numerator:
Net income (loss)	$23,553	$(71,301)	$(4,530)
Income allocated to participating securities	511	—	—

Net income (loss) available to common stockholders	$23,042	$(71,301)	$(4,530)

Denominator:
Basic weighted-average shares outstanding	41,822	41,366	42,123
Incremental shares from share-based compensation plans	1,260	—	—

Diluted weighted-average shares outstanding	43,082	41,366	42,123

Net income (loss) per share:
Basic	$0.55	$(1.72)	$(0.11)
Diluted	$0.54	$(1.72)	$(0.11)

Options to purchase approximately 1.2 million, 2.0 million and 1.6 million shares of common stock that were outstanding during 2009, 2008 and 2007, respectively, were not included in the computation of diluted net income (loss) per share as the exercise prices of these options were greater than the average market price of the common shares. Common stock equivalents totaling 39,108 and 413,414, respectively, would have been included in the diluted net income per share calculation had we reported net income for fiscal 2008 and 2007.

Consolidated Statements of Operations Classifications. Cost of merchandise sold includes merchandise costs, net of vendor discounts and allowances; freight; inventory shrinkage; store occupancy costs (including rent, common area maintenance, real estate taxes, utilities and maintenance); payroll, benefits and travel costs directly associated with buying inventory; and costs related to the consolidation centers and distribution warehouses.

SG&A expenses include store operating expenses, such as payroll and benefit costs, advertising, store supplies, depreciation and other direct selling costs, and costs associated with our corporate functions.

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

In October 2009, the FASB issued guidance impacting the determination of when individual deliverables included in an arrangement with multiple deliverables may be treated as separate units of accounting. The guidance, which was incorporated into ASC Topic 605, Revenue Recognition, eliminates the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This guidance is effective for fiscal years beginning on or after June 15, 2010, however early adoption is permitted. As discussed in Note 1, we use this guidance to account for our Co-brand Credit Card Consumer Program Agreement. We do not anticipate that adoption of this guidance in 2010 will have a material effect on our consolidated financial statements.

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

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

2. Property and Equipment, Net

Property and equipment, net consists of the following:

	January 30, 2010	January 31, 2009
Fixtures, equipment and software	$172,751	$176,172
Leasehold improvements	56,158	58,154

	228,909	234,326
Accumulated depreciation and amortization	160,494	148,005

	$68,415	$86,321

Depreciation and amortization expense for property and equipment totaled $18.9 million, $24.6 million and $24.4 million for 2009, 2008 and 2007, respectively.

During 2009, 2008 and 2007, we recorded net pre-tax asset impairment charges of $8.4 million, $20.7 million and $4.0 million, respectively, to reduce the carrying value of furniture, fixtures, equipment and leasehold improvements held for use and certain other assets in stores closing in 2010, stores closed during those years, and certain other under-performing stores to their respective estimated fair value. The charges were higher in 2008 due to a greater number of stores with projected cash flows that do not support the carrying value of their long-lived assets. These charges are included in SG&A expenses in the Consolidated Statements of Operations.

Fair value, as used in our asset impairment calculations, is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Store-related assets are considered Level 3 assets in the fair value hierarchy as the inputs for calculating the fair value of these assets are based on historical transactions for similar assets. Based on our historical experience, the resale value of used fixtures and equipment is de minimis and since we lease all our store locations, our leasehold improvements cannot be sold in a market transaction, and therefore have little to no fair value. Therefore, there is no remaining fair value of impaired store-related assets at January 30, 2010.

3. Accrued Liabilities

The major components of accrued liabilities are as follows:

	January 30, 2010	January 31, 2009
Compensation and employee benefits	$19,838	$20,340
Unredeemed gift and returns cards	20,780	19,892
Property taxes	14,405	13,767
Other	29,307	25,795

	$84,330	$79,794

4. Revolving Credit Agreement

We have a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders. In January 2010, we extended the Agreement for one additional year through January 2012. Borrowings under the Agreement are based on and collateralized primarily by eligible inventory. We issue standby and commercial letters of credit for certain insurance programs and securing foreign sourced merchandise. Outstanding letters of credit and other reserves as defined in the Agreement reduce availability. The interest rates on borrowings under the Agreement range from Prime (3.25% at January 30, 2010) to Prime plus ..25% per annum for Prime Rate Loans and LIBOR (0.23% at January 30, 2010) plus 1.00% to LIBOR plus 1.75% per annum for Eurodollar Rate Loans and are established quarterly, based on excess availability as defined in the Agreement. An unused line fee of .20% is charged on the unused portion of the revolving credit facility, based on excess availability.

As of January 30, 2010, availability under the Agreement was $127.1 million and was reduced by outstanding letters of credit of $13.7 million to $113.4 million available for borrowings. We had no direct borrowings at January 30, 2010 and we are in compliance with the terms of the Agreement.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

5. Leases and Commitments

We lease all our retail stores, support facilities and certain equipment under operating leases. Annual store rent is generally comprised of a fixed minimum amount plus a contingent amount based on a percentage of sales in excess of specified levels. Most store leases also require additional payments covering real estate taxes, common area costs and insurance.

Rent expense is as follows:

	2009	2008	2007
Minimum rentals	$80,724	$82,146	$77,774
Contingent rentals	430	275	332

	$81,154	$82,421	$78,106

Our shoe department inventory is provided by a single supplier under a supply agreement. Our percentage of net revenue per the supply agreement was $11.9 million in 2009, $12.4 million in 2008 and $13.5 million in 2007 and is included in other income, net in the Consolidated Statements of Operations.

At January 30, 2010, we were committed under non-cancelable operating leases with remaining terms of up to 15 years. Future minimum payments under non-cancelable leases are:

2010	$76,598
2011	67,092
2012	55,082
2013	45,762
2014	35,231
Thereafter	76,691

Total	$356,456

6. Income Taxes

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

	January 30, 2010	January 31, 2009
Gross deferred tax assets:
Unredeemed gift and return card liabilities	$4,694	$4,271
Deferred rent liability	3,175	3,409
Deferred compensation liability	1,382	2,719
Insurance reserves	3,170	3,146
Share-based compensation	6,209	4,962
Store closing reserves	1,682	1,955
Other accrued liabilities	3,399	2,234
NOL and credit carryforwards	1,084	3,132
Other	636	1,261

	25,431	27,089
Valuation allowance	(16,686)	(18,958)

Gross deferred tax assets, net of valuation allowance	8,745	8,131

Gross deferred tax liabilities:
Inventory	3,678	3,618
Property and equipment	3,370	2,147
Prepaid items	1,381	1,349
Other assets	316	731

Gross deferred tax liabilities	8,745	7,845

Net deferred tax asset	$—	$286

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

During the fourth quarter of 2008, we established a valuation allowance against deferred tax assets because 2008 operating results produced a cumulative three-year loss, which is considered a significant factor that is difficult to overcome when determining if a valuation allowance is required per ASC Topic 740, Income Taxes. Although we were profitable in 2009, we remain in a cumulative three-year loss. We perform a quarterly assessment of net deferred tax assets and plan to carry a valuation allowance until such time that positive evidence is sufficient to justify realization. The valuation allowance was $16.7 million and $19.0 million at January 30, 2010 and January 31, 2009, respectively.

Deferred tax assets (liabilities) are reflected on the Consolidated Balance Sheets as follows:

	January 30, 2010	January 31, 2009
Current deferred tax liabilities (included in accrued liabilities)	$(2,572)	$(3,638)
Non-current deferred tax assets (included in other assets)	2,572	3,924

Net deferred tax asset	$—	$286

The components of income tax provision (benefit) are as follows:

	2009	2008	2007
Current:
Federal	$10,209	$(18,927)	$1,149
State	361	(38)	940

	10,570	(18,965)	2,089

Deferred:
Federal	286	7,622	(3,738)
State	—	762	(401)

	286	8,384	(4,139)

Income tax provision (benefit)	$10,856	$(10,581)	$(2,050)

During 2009, 2008 and 2007, we realized tax benefits (deficiencies) of $0.2 million, $(0.2) million and $0.2 million, respectively, related to share-based compensation plans that were recorded to additional paid-in-capital. The income tax provision (benefit) differs from the amount of income tax determined by applying the statutory U.S. corporate tax rate to pre-tax amounts due to the following items:

	2009	2008	2007
Federal tax at the statutory rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	3.8	(4.2)	(6.1)
Valuation allowance	(6.2)	23.2	—
Business tax credits	(1.0)	(0.5)	(3.5)
Effect of changes in tax uncertainties	0.4	(0.2)	9.0
Compensation-related items	0.2	0.2	2.7
Change in cash surrender value	(1.4)	1.9	1.4
Other	0.8	1.7	0.3

Income tax provision (benefit)	31.6%	(12.9)%	(31.2)%

The state tax provision included in the Consolidated Statements of Operations is lower than the state tax rate included in the above rate reconciliation due to the favorable impact of the utilization of state net operating loss carryforwards for which a valuation allowance was previously recorded. At January 30, 2010, we had state net operating loss carryforwards of approximately $21.0 million which begin to expire in 2011 through 2028.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

On February 4, 2007, we adopted new guidance on the accounting for uncertainty in income taxes. As a result, we recognized a $0.2 million increase in the liability for unrecognized tax benefits (“UTBs”), which was accounted for as a reduction of retained earnings. The following is a reconciliation of the change in the amount of unrecognized tax benefits from February 4, 2007 to January 30, 2010:

	2009	2008	2007
Beginning balance	$715	$1,256	$7,267
Increases due to:
Tax positions taken in prior years	4,292	1,310	3,984
Tax positions taken in current year	—	—	375
Settlements with taxing authorities	1,498	—	—
Decreases due to:
Tax positions taken in prior years	(1,123)	(1,519)	(3,653)
Settlements with taxing authorities	—	(106)	(6,717)
Lapse of statute limitations	(231)	(226)	—

Ending balance	$5,151	$715	$1,256

As of January 30, 2010, the amount of UTBs that, if recognized, would affect the effective tax rate was $3.8 million. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, we recognized approximately $0.5 million, $0.1 million and $0.2 million in interest and penalties. The total amount of accrued interest and accrued penalties as of January 30, 2010 and January 31, 2009 was $1.0 million and $0.5 million, respectively.

UTBs increased $4.3 million in 2009 related primarily to certain tax positions for income tax returns filed this year and changes in judgment and estimates related to certain state income tax uncertainties due to changes in circumstances. In addition, the IRS completed its examination of our 2005 and 2006 federal income tax returns during 2009 and we settled with the IRS. This settlement and the settlement of other state examinations resulted in net income tax refunds which increased the UTBs by approximately $1.5 million.

We are subject to periodic review by federal, state and local taxing authorities in the ordinary course of business. With few exceptions, we are no longer subject to federal and state income tax examinations for fiscal years ended before 2006 and 2005, respectively. The examination of our 2007 and 2008 federal income tax returns and certain state income tax examinations currently in process are expected to be completed over the next twelve months. As a result, it is reasonably possible that the total amount of gross UTBs may decrease by a range estimated at $1.5 million to $4.5 million during the next twelve months related to settlements of these examinations.

7. Employee Benefit Plans

We have a defined contribution retirement plan (a 401K plan) covering employees who are at least 21 years of age, have completed at least one year of service and who work at least 1,000 hours annually. Under the profit sharing portion of the plan, we can make discretionary contributions which vest at a rate of 20 percent per year after two years of service. During 2008 and 2007, we matched 50 percent of an employee’s voluntary pre-tax contributions up to a maximum of four percent of an employee’s compensation. Our matching portion vests in accordance with the plan’s vesting schedule. Total Company contributions to the retirement plan, net of forfeitures, were $55 thousand in 2009 and $1.5 million in 2008 and 2007. We suspended our match for 2009, but we will match contributions again in 2010.

We have an executive deferral plan providing officers, key executives and director-level employees with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer up to 100% of their base compensation and bonuses earned. During 2008 and 2007, we matched the officers’ and key executives’ contributions 100%, and the director-level employees’ contributions 50%, up to the first 10% of compensation deferred. We suspended our match for 2009 and 2010. A participant’s Company matching contributions and related investment earnings vest at 20% per year in each of years four through eight, at which time a participant is fully vested. The liability to the employees for amounts deferred was $3.2 million at January 30, 2010 and $7.1 million at January 31, 2009, and is included in other liabilities in the Consolidated Balance Sheets. The expense for this plan, net of forfeitures, was $0.1 million in 2009, $1.0 million in 2008 and $0.8 million in 2007.

We have an executive split-dollar life insurance plan wherein eligible executives are provided with pre-retirement life insurance protection based upon three to five times base salary. Upon retirement, the executive is provided with life insurance protection based upon one and

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

one-half to two and one-half times final base salary. On February 3, 2008, we adopted the guidance of ASC Topic 715-60, Defined Benefit Plans, Other Postretirement, and recorded a postretirement benefit liability pertaining to these life insurance benefits of $4.5 million through a reduction to retained earnings. The postretirement benefit liability was $5.3 million and $4.6 million at January 30, 2010 and January 31, 2009, respectively, and is classified in other liabilities. Accumulated other comprehensive income on the consolidated balance sheets at January 31, 2010 and January 31, 2009 includes $0.8 million related to these benefits. The expense for 2009 and 2008 was immaterial.

In connection with the executive deferral and executive split-dollar life insurance plans, whole life insurance contracts were purchased on the related participants. At January 30, 2010 and January 31, 2009, the cash surrender value of these policies was $10.5 million and $13.2 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

We have a noncontributory executive retiree medical plan wherein eligible retired executives may continue their pre-retirement medical, dental and vision benefits through age 65. The postretirement benefit liability was $0.4 million and accumulated other comprehensive income was $0.2 million at January 31, 2010, respectively. The expense for 2009 was immaterial.

8. Stockholders’ Equity

Stock Repurchase Plan

During 2009, 2008 and 2007, we repurchased 13,154 shares, 4,839 shares and 2,438,854 shares of our common stock in the open market at a total cost of $123 thousand, $18 thousand and $26.9 million, respectively. As of January 30, 2010, there are 789,991 shares which can be repurchased pursuant to the Board of Directors’ current authorization.

Share-Based Compensation Plans

We have an Employee Stock Purchase Plan (the “Stock Purchase Plan”) whereby all employees who complete six months employment and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan may purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s stock determined at either the beginning or the end of each semi-annual option period. Shares eligible under the Stock Purchase Plan, which is effective for the years 1997 through 2015, are limited to 2.8 million shares in the aggregate, with no more than 200,000 shares being made available in each calendar year, excluding carryover from previous years. In 2009, 2008 and 2007, the participants acquired 154,895 shares, 405,232 shares and 190,663 shares of common stock at weighted-average per share prices of $3.38, $1.97 and $5.91, respectively. The fair value of Employee Stock Purchase Plan shares was estimated using the Black-Scholes call option value method with the following weighted-average assumptions for 2009: expected volatility of 122.5%, expected dividend yield of 0%, a risk-free interest rate of 0.3%, a present-value discount factor of 1.0% and an expected term of six months. Share-based compensation expense for the Stock Purchase Plan was $0.3 million, $0.5 million and $0.6 million in 2009, 2008 and 2007, respectively.

Our Omnibus Plan provides that shares of common stock may be granted to certain key employees and outside directors through non-qualified stock options, incentive stock options, stock appreciation rights, performance awards, restricted stock, or any other award made under the terms of the plan. The Board of Directors, or its delegated authority, determines the exercise price and all other terms of all grants. In general, one-third of the awards granted become exercisable on each of the third, fourth and fifth anniversary dates of grant and the awards expire seven years after the date of grant.

The following table presents the number of awards authorized and available for grant under the Omnibus Plan at January 30, 2010 (shares in thousands):

Shares
Total awards authorized	7,500
Awards available for grant	1,626

Stock Options

The fair value of each stock option granted during 2009, 2008 and 2007 was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: expected volatility of 66.1%, 58.7% and 46.2%, respectively, expected dividend yield of 0%, 0% and 2.1%, respectively, a risk-free interest rate of 2.8%, 1.5% and 4.4%, respectively, and an expected option term of 6.0 years, 4.1 years and 4.8 years, respectively. The expected volatility is based on the historical volatility of our stock prices over assumed expected terms. The risk-free interest rate is estimated from yields of U.S. Treasury instruments of varying maturities with terms consistent with the expected terms of the options. The expected term of an option is calculated from a lattice model using historical employee exercise data.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

A summary of stock option information for the three years ended January 30, 2010 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at February 3, 2007	3,264	$13.81
Granted	567	12.35
Exercised	(284)	12.39
Cancelled or forfeited	(914)	15.76

Outstanding at February 2, 2008	2,633	12.75
Granted	1,264	1.33
Cancelled or forfeited	(629)	11.27

Outstanding at January 31, 2009	3,268	8.62
Granted	42	10.88
Exercised	(104)	7.29
Cancelled or forfeited	(122)	14.49

Outstanding at January 30, 2010	3,084	$8.46	4.2 Years

Exercisable stock options at January 30, 2010	1,593	$9.39	3.5 Years

The aggregate intrinsic value of outstanding and exercisable stock options, representing the excess of our closing stock price on January 29, 2010 ($7.90 per share) over the exercise price, multiplied by the applicable number of in-the-money options, was $8.5 million and $0.2 million, respectively, at January 30, 2010. This amount changes based on the fair market value of our common stock. There were 1.4 million in-the-money options outstanding at January 30, 2010.

As of January 30, 2010, there was $1.2 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.8 years. The weighted-average grant-date fair value of options granted during 2009 was $6.71 per share. The total intrinsic value of stock options exercised was $0.4 million during 2009 and $0.9 million during 2007. No stock options were exercised during 2008. Cash received and the total tax benefit derived from the exercise of stock options during 2009 was $0.8 million and $0.2 million, respectively.

Restricted Stock and Performance Share Awards

We have issued restricted stock and performance share awards to eligible employees and directors through the Omnibus Plan. All restricted stock awards have restriction periods tied primarily to employment, and all performance share awards have vesting tied to performance and/or service. Shares awarded under the Omnibus Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. Vesting for most awards is based on the service period and vesting generally occurs between two and seven years following the date of grant. Unvested shares are forfeited upon termination of employment. The total value of share-based compensation expense for restricted stock is based on the closing price of our common stock on the date of grant.

We have both short-term and long-term incentive programs. In prior years, short-term incentive bonuses were paid in cash. However, for 2009, short-term and long-term incentives were combined and amounts earned were paid in performance share awards under the Management Incentive Compensation Plan, as amended in February 2009 (the “Restated Compensation Plan”). The performance goal for 2009, which was based on Net Borrowings at the end of the fiscal year 2009 as defined in the Restated Compensation Plan, was met on January 30, 2010. One-half of the 1.5 million performance shares earned on the award date (February 1, 2010) vested immediately and 0.7 million shares were issued in February 2010, and the other half will vest one year after the award date (February 1, 2011).

The Management Incentive Compensation Plan in effect for the years 2007 and 2008 (the “Prior Compensation Plan”) provided for long-term incentive compensation payable in performance shares and stock options or restricted stock. Performance shares are earned based on our achieving aggregate EPS goals for a three year rolling period. Due to the effect of the 2007 and 2008 EPS shortfall to goal, no share-based compensation expense has been recorded for the performance-based shares. Stock options granted in 2007 will vest between three and five years from the date of grant based on service and restricted stock granted in 2008 will vest at the end of the third year following the date of grant based on service.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

During fiscal 2006, 240,000 performance shares (“MP Performance Shares”) were granted to certain key employees in which vesting is based on our common stock obtaining a certain market price (115,000 shares at $18 per share and 125,000 shares at $24 per share). The total value of share-based compensation expense for these MP Performance Shares, which expire in September 2010, was determined by multiplying the total number of shares expected to be issued by the performance share fair value (determined using a Monte Carlo simulation model) and was recognized over the weighted-average implicit performance period from 2006 to 2008. As of January 30, 2010, there were no vested MP Performance Shares.

The following table summarizes non-vested stock activity for the three years ended January 30, 2010 (shares in thousands):

	Restricted Stock Awards		MP Performance Shares		Performance Shares
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested at February 3, 2007	544	$16.82	240	$14.24
Granted	178	9.12
Vested	(19)	16.36
Forfeited	(123)	20.51

Non-vested at February 2, 2008	580	14.39	240	14.24
Granted	561	4.86
Vested	(32)	15.65
Forfeited	(151)	11.01

Non-vested at January 31, 2009	958	9.30	240	14.24
Granted	120	6.16			1,569	$1.43
Vested	(52)	16.02
Forfeited	(151)	10.90			(93)	1.25

Non-vested at January 30, 2010	875	$8.59	240	$14.24	1,476	$1.44

Total unrecognized compensation cost	$3,083		None		$645
Weighted-average expected life remaining	3.5 years		None		1.0 year

The total fair value of restricted stock awards vested during fiscal 2009 was $0.4 million.

Share-Based Compensation Expense

For the years ended January 30, 2010, January 31, 2009 and February 2, 2008, pre-tax share-based compensation expense was recorded as follows:

	2009	2008	2007
Cost of merchandise sold	$2,951	$2,591	$3,777
Selling, general and administrative expenses	1,659	1,486	2,139

Total share-based compensation expense	$4,610	$4,077	$5,916

Included in 2007 share-based compensation expense is $0.4 million for dividends paid on restricted stock awards that are not expected to vest. As required by the guidance in ASC Topic 718, such payments are recorded as share-based compensation expense instead of dividends paid.

9. Store Closing Charges

We close under-performing stores in the normal course of business. We closed 11 stores in 2009, 10 stores during 2008 and two stores during 2007 incurring pre-tax lease termination and severance costs. Lease termination costs are net of estimated sublease income that could reasonably be obtained for the properties. In the event we are not successful in subleasing closed store locations when management expects, additional reserves for store closing costs may be recorded. During 2009, 2008 and 2007, we recorded net pre-tax charges of $2.7 million, $4.7 million and $1.1 million, respectively, for store closing charges, including adjustments to previously recorded store closing reserves for changes in estimated sublease income. Store closing charges are included in SG&A expenses in the Consolidated Statements of Operations.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following tables show the activity in the store closing reserve:

	January 31, 2009	Charges	Payments	January 30, 2010
Lease termination costs	$5,040	$2,089	$2,759	$4,370
Severance	185	569	705	49

Total store closing reserve	$5,225	$2,658	$3,464	$4,419

	February 2, 2008	Charges	Payments	January 31, 2009
Lease termination costs	$3,321	$3,568	$1,849	$5,040
Severance	—	1,129	944	185

Total store closing reserve	$3,321	$4,697	$2,793	$5,225

	February 3, 2007	Charges	Payments	February 2, 2008
Lease termination costs	$4,639	$889	$2,207	$3,321
Severance	—	256	256	—

Total store closing reserve	$4,639	$1,145	$2,463	$3,321

The store closing reserve at January 30, 2010, January 31, 2009 and February 2, 2008 includes a current portion (in accrued liabilities) of $1.8 million, $2.1 million and $1.2 million, respectively, and a long-term portion (in other liabilities) of $2.6 million, $3.1 million and $2.1 million, respectively.

10. Sales by Major Merchandise Category

We are a single business segment. The following table summarizes sales by major merchandise category:

	2009	2008	2007
Ladies’ apparel and accessories	$778,410	$836,985	$901,719
Men’s apparel and accessories	263,059	286,195	309,832
Gifts and linens	138,987	161,335	203,683
Other	38,653	41,954	42,411

Net sales	$1,219,109	$1,326,469	$1,457,645

11. Quarterly Results of Operations (Unaudited)

Year Ended January 30, 2010	13 Weeks Ended May 2, 2009	13 Weeks Ended Aug. 1, 2009	13 Weeks Ended Oct. 31, 2009	13 Weeks Ended Jan. 30, 2010
Net sales	$319,570	$287,501	$270,209	$341,829
Gross profit	96,830	75,449	69,601	88,477
Net income	16,086	1,524	3,199	2,744
Basic income per share	$0.38	$0.04	$0.07	$0.06
Diluted income per share	$0.38	$0.04	$0.07	$0.06

Year Ended January 31, 2009	13 Weeks Ended May 3, 2008	13 Weeks Ended Aug. 2, 2008	13 Weeks Ended Nov. 1, 2008	13 Weeks Ended Jan. 31, 2009
Net sales	$352,123	$311,628	$298,815	$363,903
Gross profit	97,746	74,122	67,464	54,905
Net income (loss)	6,998	(8,003)	(14,118)	(56,178)
Basic income (loss) per share	$0.17	$(0.19)	$(0.34)	$(1.35)
Diluted income (loss) per share	$0.17	$(0.19)	$(0.34)	$(1.35)

12. Legal Proceedings

We are involved in various routine legal proceedings incidental to the conduct of its business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

EXHIBIT INDEX

3.1	Articles of Incorporation of Stein Mart, Inc., incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

3.2	Bylaws of Stein Mart, Inc., amended September 8, 2003, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

4.1	Provisions of the Articles of Incorporation and Bylaws of Stein Mart, Inc. defining rights of shareholders of Common Stock of Stein Mart, Inc., incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 30, 2000

4.2	Form of stock certificate for Common Stock, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

4.3	Amended and Restated Stein Mart, Inc. Employee Stock Purchase Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 26, 2009

10.1*	Form of Director’s and Officer’s Indemnification Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.2*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.3*	Form of Incentive Stock Option Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.4*	Form of Option Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on August 7, 2001

10.5	Form of Option Award Agreement for Non-Employee Directors, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on August 7, 2001

10.6*	Form of Restricted Share Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

10.7*	Form of Performance Share Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended October 28, 2006

10.8	Profit Sharing Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.9*	Executive Health Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.10*	Director Stock Option Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.11*	Executive Split Dollar Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 1, 2000

10.12	Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on August 7, 2001

10.13	First Amendment to Stein Mart, Inc. 2001 Omnibus Plan, dated December 12, 2006, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 3, 2007

10.14*	Executive Deferral Plan, amended November 1, 2002, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

10.15*	Management Incentive Compensation Plan, amended June 6, 2006, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended July 29, 2006

10.16*	Management Incentive Compensation Plan, amended and restated effective February 1, 2009, incorporated by reference to the Company’s Proxy Statement filed on April 22, 2009

10.17*	Amended and Restated Employment Agreement, dated June 4, 2009, between Stein Mart, Inc. and James G. Delfs, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 2, 2009

10.18*	Employment Agreement, dated July 1, 2008, between Stein Mart, Inc. and Michael D. Ray, incorporated by reference to the Company’s Form 8-K filed on July 8, 2008

10.19*	December 2008 Amendment to Employment Agreement, dated December 31, 2008, between Stein Mart, Inc. and Mike Ray, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2009

10.20*	Employment Agreement, dated August 27, 2007, between Stein Mart, Inc. and Linda McFarland Farthing, incorporated by reference to the Company’s Form 8-K/A filed on October 5, 2007

10.21*	Option Award Agreement, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, dated August 27, 2007, between Stein Mart, Inc. and Linda McFarland Farthing, incorporated by reference to the Company’s Form 8-K filed on August 31, 2007

10.22*	Employment Agreement, dated December 2, 2008, between Stein Mart, Inc. and David H. Stovall, Jr., incorporated by reference to the Company’s Form 8-K filed on December 8, 2008

10.23*	Option Award Agreement, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, dated December 5, 2008, between Stein Mart, Inc. and David H. Stovall, Jr., incorporated by reference to the Company’s Form 8-K filed on December 8, 2008

10.24*	Employment Agreement, dated July 31, 2009, between Stein Mart, Inc. and Gregory W. Kleffner, incorporated by reference to the Company’s Form 8-K filed on August 11, 2009

10.25*	Employment Agreement, dated September 15, 2009, between Stein Mart, Inc. and William A. Moll, incorporated by reference to the Company’s Form 8-K filed on October 8, 2009

10.26*	Separation Agreement, dated February 2, 2010, between Stein Mart, Inc. and William A. Moll, incorporated by reference to the Company’s Form 8-K/A filed on February 17, 2010

10.27*	Employment Agreement, dated September 15, 2009, between Stein Mart, Inc. and David H. (Hunt) Hawkins, incorporated by reference to the Company’s Form 8-K filed on October 8, 2009

10.28*	Employment Agreement, dated March 5, 2010, between Stein Mart, Inc. and Brian R. Morrow, incorporated by reference to the Company’s Form 8-K/A filed on March 11, 2010

10.29	Loan and Security Agreement dated July 18, 2003, among Stein Mart, Inc., Wachovia Bank, National Association and Fleet Retail Finance, Inc. as Co-Arrangers, Congress Financial Corporation (Florida) as Administrative and Collateral Agent, General Electric Capital Corporation as Documentation Agent and the Lenders (as such terms are defined in the Credit Agreement), incorporated by reference to the Company’s Form 10-Q for the quarterly period ended August 2, 2003

10.30	Amendment No. 1 to Loan and Security Agreement dated January 11, 2006 between Stein Mart, Inc. and Wachovia Bank, National Association (successor to Congress Financial Corporation), incorporated by reference to the Company’s Form 8-K filed on January 17, 2006

10.31	Amended and Restated Supply Agreement, dated May 30, 2006, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 8-K filed on June 5, 2006

10.32	First Amendment to Amended and Restated Supply Agreement, dated August 26, 2008, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 1, 2008

10.33	Co-Brand Credit Card Consumer Program Agreement by and between Stein Mart, Inc. and GE Money Bank, dated September 28, 2006, incorporated by reference to the Company’s Form 8-K filed on October 4, 2006

23.1	Consent of PricewaterhouseCoopers LLP (filed herein)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

*	Management contract or compensatory plan or arrangements.