Form 10-Q
period 2010-05-01
STEIN MART INC
filed 2010-06-09
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

The number of shares outstanding of the Registrant’s common stock as of May 28, 2010 was 43,378,659.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share data)

	May 1, 2010	January 30, 2010	May 2, 2009

ASSETS

Current assets:

Cash and cash equivalents	$71,624	$80,975	$19,409

Trade and other receivables	7,910	10,178	8,604

Inventories	237,524	218,125	209,573

Income taxes receivable	—	—	16,895

Prepaid expenses and other current assets	12,430	11,112	13,174

Total current assets	329,488	320,390	267,655

Property and equipment, net	73,139	68,415	83,042

Other assets	16,198	15,408	17,225

Total assets	$418,825	$404,213	$367,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$82,783	$80,318	$63,085

Accrued liabilities	80,363	84,330	77,967

Income taxes payable	4,551	2,961	—

Total current liabilities	167,697	167,609	141,052

Other liabilities	20,444	20,915	23,637

Total liabilities	188,141	188,524	164,689

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:

Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding

Common stock - $.01 par value; 100,000,000 shares authorized; 43,381,693, 42,872,457 and 42,656,332 shares issued and outstanding, respectively	434	429	427

Additional paid-in capital	16,622	15,977	10,791

Retained earnings	213,053	198,705	191,238

Accumulated other comprehensive income	575	578	777

Total stockholders’ equity	230,684	215,689	203,233

Total liabilities and stockholders’ equity	$418,825	$404,213	$367,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended May 1, 2010	13 Weeks Ended May 2, 2009

Net sales	$300,998	$319,570

Cost of merchandise sold	213,495	222,740

Gross profit	87,503	96,830

Selling, general and administrative expenses	71,598	79,856

Other income, net	5,273	4,997

Income from operations	21,178	21,971

Interest income (expense), net	8	(279)

Income before income taxes	21,186	21,692

Provision for income taxes	6,838	5,606

Net income	$14,348	$16,086

Net income per share:

Basic	$0.33	$0.38

Diluted	$0.32	$0.38

Weighted-average shares outstanding:

Basic	42,512	41,704

Diluted	43,657	41,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	13 Weeks Ended May 1, 2010	13 Weeks Ended May 2, 2009

Cash flows from operating activities:
Net income	$14,348	$16,086
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,336	4,939
Change in valuation allowance for deferred tax assets	(798)	(2,839)
Deferred income taxes	798	3,125
Store closing charges	138	248
Share-based compensation	198	806
Tax benefit from equity issuances	2,041	—
Excess tax benefits from share-based compensation	(1,998)	—
Changes in assets and liabilities:
Trade and other receivables	2,268	407
Inventories	(19,399)	(2,434)
Income taxes receivable	—	7,544
Prepaid expenses and other current assets	(1,318)	(1,085)
Other assets	(645)	4,087
Accounts payable	2,465	7,402
Accrued liabilities	(4,334)	(1,874)
Income taxes payable	1,590	—
Other liabilities	(579)	(4,284)

Net cash (used in) provided by operating activities	(889)	32,128

Cash flows from investing activities:
Capital expenditures	(8,871)	(1,621)

Net cash used in investing activities	(8,871)	(1,621)

Cash flows from financing activities:
Borrowings under notes payable to banks	—	57,047
Repayments of notes payable to banks	—	(157,047)
Excess tax benefits from share-based compensation	1,998	—
Proceeds from exercise of stock options	434	—
Repurchase of common stock for employee withholdings	(2,023)	(1)

Net cash provided by (used in) financing activities	409	(100,001)

Net decrease in cash and cash equivalents	(9,351)	(69,494)
Cash and cash equivalents at beginning of year	80,975	88,903

Cash and cash equivalents at end of period	$71,624	$19,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEIN MART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair statement have been included. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended January 30, 2010.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance impacting the determination of when individual deliverables included in an arrangement with multiple deliverables may be treated as separate units of accounting. The guidance, which was incorporated into ASC Topic 605, Revenue Recognition, eliminates the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This guidance is effective for fiscal years beginning on or after June 15, 2010, however early adoption is permitted. We will use this new guidance to account for our Co-brand Credit Card Consumer Program Agreement. We do not anticipate that adoption of this guidance will have a material effect on our consolidated financial statements.

2. Fair Value Measurements

We follow the guidance of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes the following three-level hierarchy based upon the transparency of inputs to the valuation of an asset or liability on the measurement date:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:	Unobservable inputs that reflect assumptions about what market participants would use in pricing assets or liabilities based on the best information available.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have money market fund investments classified as cash equivalents which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $56.0 million at May 1, 2010, $70.2 million at January 30, 2010 and $1.9 million at May 2, 2009.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

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

There were no asset impairment charges recorded during the first quarter of 2010. Previously impaired store-related assets have no fair value at May 1, 2010.

3. Revolving Credit Agreement

We have a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2012. Reserves, as defined in the Agreement, reduced availability as of May 1, 2010 to $143.4 million. Availability was further reduced by outstanding letters of credit of $11.4 million to $132.0 million available for borrowings. We had no direct borrowings at May 1, 2010, and are in compliance with the terms of the Agreement.

4. Income Taxes

We established a valuation allowance against deferred tax assets in 2008 because operating results produced a cumulative three-year loss, which is considered a significant factor when determining if a valuation allowance is required per ASC Topic 740, Income Taxes. We perform a quarterly assessment of net deferred tax assets and plan to carry a valuation allowance until such time that positive evidence is sufficient to justify realization. The valuation allowance was $15.9 million at May 1, 2010, $16.7 million at January 30, 2010 and $16.1 at May 2, 2009.

The income tax provision for the first quarter of 2010 was based on an estimated annual effective tax rate (“ETR”), whereas the income tax provision for the first quarter of 2009 was computed using the discrete period method. The ETR of 32.3 percent for the first quarter of 2010 was lower than the federal statutory rate of 35.0 percent due to a benefit from the projected annual reduction in our valuation allowance. This is the result of favorable changes in the book/tax differences that reduced deferred tax assets. The ETR of 25.8 percent for the first quarter of 2009 is lower than the federal statutory rate and the 2010 rate due to favorable changes in book/tax differences and utilization of federal tax credits that decreased the valuation allowance.

5. Stockholders’ Equity

Stock Repurchase Plan

During the first quarter of 2010, we repurchased 244,390 shares of our common stock related to taxes due on the vesting of employee stock awards at a total cost of $2.0 million. Repurchases during the first quarter of 2009 were immaterial.

Performance Share Awards

For fiscal 2009, short-term and long-term incentives earned were paid in performance share awards when the performance goal was met on January 30, 2010. One-half of the 1.5 million performance shares earned on the award date (February 1, 2010) vested immediately resulting in 0.7 million shares being issued in February 2010. The other half will vest one year after the award date (February 1, 2011).

Share-Based Compensation

For the 13 weeks ended May 1, 2010 and May 2, 2009, pre-tax share-based compensation expense was recorded as follows:

	13 Weeks Ended May 1, 2010	13 Weeks Ended May 2, 2009
Cost of merchandise sold	$129	$509
Selling, general and administrative expenses	69	297

Total share-based compensation expense	$198	$806

Share-based compensation expense was lower during the first quarter of 2010 due to pre-vesting forfeitures of employee stock options.

6. Earnings Per Share

We calculate earnings per share (“EPS”) using the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS. Our restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends.

The following table presents the calculation of basic and diluted income per common share (shares in thousands):

	13 Weeks Ended May 1, 2010	13 Weeks Ended May 2, 2009
Numerator:
Net income	$14,348	$16,086
Income allocated to participating securities	271	366

Net income available to common stockholders	$14,077	$15,720

Denominator:
Basic weighted-average shares outstanding	42,512	41,704
Incremental shares from share-based compensation plans	1,145	216

Diluted weighted-average shares outstanding	43,657	41,920

Net income per share:
Basic	$0.33	$0.38
Diluted	$0.32	$0.38

Options to purchase approximately 1.2 million and 2.0 million shares of common stock that were outstanding during the first quarters of 2010 and 2009, respectively, were not included in the computation of diluted net income per share as the exercise prices of these options were greater than the average market price of the common shares.

STEIN MART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the matters discussed in “Item A. Risk Factors” of our Form 10-K for the fiscal year ended January 30, 2010. Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are no guarantee of performance.

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

For the first quarter of 2010, we had net income of $14.3 million or $0.32 per diluted share compared to net income of $16.1 million or $0.38 per diluted share for the same 2009 period. Net sales decreased $18.6 million or 5.8 percent and gross margin decreased $9.3 million from the first quarter of 2009. Selling, general and administrative (“SG&A”) expenses were $8.3 million lower during the first quarter of 2010 compared to the first quarter of 2009 primarily from reductions in store operating expenses. The decrease in gross profit was nearly offset by improved SG&A and higher other income, resulting in pretax income of $21.2 million for the first quarter of 2010 compared to $21.7 million for the first quarter of 2009.

As expected, starting this year with approximately 45 percent fewer clearance units negatively affected our comparable store sales which decreased 3.8 percent from the first quarter of 2009. This sales decrease reflects a one percent increase in the number of transactions offset by a 4.8 percent decrease in the average transaction size. Even with lower sales and margin, pretax income was essentially flat to last year as we continued to aggressively manage our inventories and made progress on reducing expenses. Inventories at the end of the quarter were $237.5 million compared to $209.6 million at the end of the first quarter of 2009. This year includes approximately $28 million of merchandise in third-party distribution centers that was received earlier than the year ago period. These planned earlier receipts also increased our accounts payable. Excluding merchandise in the distribution centers, our average store inventory increased 3.8 percent from the end of the first quarter of 2009.

We completed the deployment of our new supply chain process in April 2010 with the start-up of the third and final third-party distribution facility in California. Now, essentially all merchandise inventory is flowing through our supply chain network. We continue to expect total supply chain savings of approximately $10 million this year and in the early part of 2011. A disproportionate amount of these savings will come in the first half of this year, with a smaller amount of these savings in the second half of this year and some in the first quarter of 2011. For the full year, we expect SG&A savings from supply chain will slightly more than offset the add-backs of compensation and related expenses that were temporarily lowered in 2009. With supply chain nearly complete, we are now highly focused on the planning and implementation of our new merchandise information system which will come on line in phases over the next year.

Stores

There were 265 stores open as of May 1, 2010 and 275 stores open as of May 2, 2009. We plan to relocate a total of five to ten stores to better locations in their respective markets during 2010. We completed three of these relocations during the first quarter. We also plan to close a total of four stores and open approximately three stores during 2010 for a net planned decrease of one store by year-end.

	13 Weeks Ended May 1, 2010	13 Weeks Ended May 2, 2009
Stores at beginning of period	267	276
Stores opened during the period	—	1
Stores closed during the period	(2)	(2)

Stores at the end of period	265	275

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Income expressed as a percentage of the Company’s net sales (numbers may not add due to rounding):

	13 Weeks Ended May 1, 2010	13 Weeks Ended May 2, 2009
Net sales	100.0%	100.0%
Cost of merchandise sold	70.9	69.7

Gross profit	29.1	30.3
Selling, general and administrative expenses	23.8	25.0
Other income, net	1.8	1.6

Income from operations	7.0	6.9
Interest income (expense), net	—	(0.1)

Income before income taxes	7.0	6.8
Provision for income taxes	2.3	1.8

Net income	4.8%	5.0%

For the quarter ended May 1, 2010 compared to the quarter ended May 2, 2009

Net sales for the first quarter of 2010 were $301.0 million, down 5.8 percent from $319.6 million for last year’s first quarter. The $18.6 million sales decrease reflects an $11.6 million decrease in the comparable store group and a $10.0 million decrease in the closed store group, offset by a $3.0 million increase in the non-comparable store group due to the inclusion of sales for two stores opened in 2009. The closed store group includes the two stores closed in 2010 and eleven stores closed in 2009.

Gross profit for the first quarter of 2010 was $87.5 million or 29.1 percent of net sales compared to $96.8 million or 30.3 percent of net sales for the first quarter of 2009. The $9.3 million decrease in gross profit reflects a $7.6 million decrease in the comparable store group and a $2.6 million decrease in the closed store group, offset by a $0.9 million increase in the non-comparable store group due to the inclusion of operating results for two stores opened in 2009. Gross profit as a percent of sales decreased during the first quarter of 2010 primarily as a result of margins being enhanced in the first quarter of 2009 by approximately 1.4 percentage points due to an accelerated markdown cadence at the end of fiscal 2008.

SG&A expenses were $71.6 million or 23.8 percent of net sales for the first quarter of 2010 as compared to $79.9 million or 25.0 percent of net sales for the same 2009 period. The $8.3 million decrease in SG&A expenses reflects a $7.3 million decrease in store operating expenses and a $1.0 million decrease in corporate and advertising expenses. Store operating expense reductions include a $3.0 million decrease in store personnel expenses resulting from our new supply chain process, a $2.3 million decrease in other store operating and depreciation expenses, and a $2.0 million decrease due to the elimination of costs from closed stores. Depreciation expense was lower as a result of asset impairment charges taken at the end of fiscal 2009.

Other income, net was up slightly in dollars and as a percent of sales for the first quarter of 2010 compared the first quarter of 2009 due primarily to increases in income from our magazine program.

The effective tax rate (“ETR”) of 32.3 percent for the first quarter of 2010 was lower than the federal statutory rate of 35.0 percent due to a benefit from the projected annual reduction in our valuation allowance for deferred tax assets. This is the result of favorable changes in book/tax differences that reduced deferred tax assets. The ETR of 25.8 percent for the first quarter of 2009 is lower than the statutory rate and the 2010 rate due to favorable changes in book/tax differences and utilization of federal tax credits that decreased the valuation allowance. Our ETR will continue to fluctuate in 2010 due to the impact of book/tax differences on the valuation allowance.

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our working capital needs are lowest in the first quarter and highest at the beginning of the fourth quarter in anticipation of the fourth quarter holiday selling season. As of May 1, 2010, we had $71.6 million in cash and cash equivalents and no direct borrowings on our revolving credit facility.

Net cash used in operating activities was $0.9 million for the first quarter of 2010 compared to net cash provided by operating activities of $32.1 million for the first quarter of 2009. More cash was used in operating activities during the first quarter of 2010 compared to the first quarter of 2009 primarily due to $21.9 million more cash used for inventories and accounts payable, $6.0 million less cash from income tax refunds, $3.3 million less cash provided by net income plus non-cash charges and $1.8 million less cash provided by other operating activities. Inventories at the end of the first quarter this year include approximately $28 million of merchandise in third-party distribution centers that was received earlier than at the end of the first quarter last year as part of our new supply chain network. The effect of earlier ownership in the distribution pipeline also increased accounts payable at the end of the first quarter this year compared to last year.

Net cash used in investing activities was $8.9 million for the first quarter of 2010 compared to $1.6 million for the first quarter of 2009. Capital expenditures are planned at approximately $30 million for 2010 compared to $7.6 million in 2009. Approximately $20 million is for system improvements, with the largest portion for our new merchandise information system. The remaining capital amounts are to upgrade our store fixtures and in connection with new and relocated stores.

Net cash provided by financing activities was $0.4 million for the first quarter of 2010 compared to cash used in financing activities of $100.0 million for the first quarter of 2009. Last year’s first quarter financing activities included the repayment of all direct borrowings under our revolving credit agreement.

We have a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2012. Reserves, as defined in the Agreement, reduced availability as of May 1, 2010 to $143.4 million. Availability was further reduced by outstanding letters of credit of $11.4 million to $132.0 million available for borrowings. We had no direct borrowings at May 1, 2010, and are in compliance with the terms of the Agreement.

We believe that we will generate positive cash flow from operations on a full year basis, which, along with our available cash and borrowing capacity under the revolving credit agreement, will provide the means needed to fund our operations for the foreseeable future.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance impacting the determination of when individual deliverables included in an arrangement with multiple deliverables may be treated as separate units of accounting. The guidance, which was incorporated into ASC Topic 605, Revenue Recognition, eliminates the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This guidance is effective for fiscal years beginning on or after June 15, 2010, however early adoption is permitted. We will use this new guidance to account for our Co-brand Credit Card Consumer Program Agreement. We do not anticipate that adoption of this guidance will have a material effect on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended January 30, 2010, filed with the Securities and Exchange Commission on April 15, 2010. There were no material changes to our market risk during the quarter ended May 1, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 1, 2010 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases by the Company of its common stock during the quarter ended May 1, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 31, 2010 – February 27, 2010	234,837	$8.27	234,837	555,154
February 28, 2010 – April 3, 2010	5,813	8.44	5,813	549,341
April 4, 2010 – May 1, 2010	3,740	8.86	3,740	545,601

Total	244,390	$8.28	244,390	545,601

(1)	The Company’s Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by an April 17, 2007 Board authorization to repurchase 2.5 million shares of common stock which does not have an expiration date. This quarter’s repurchases are related to taxes due on the vesting of employee stock awards which fall under the Company’s repurchase program.

ITEM 6.	EXHIBITS

10.1	PPO Executive Plan for Stein Mart, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: June 9, 2010	By:	/S/ DAVID H. STOVALL, JR.
David H. Stovall, Jr.
President and Chief Executive Officer

/S/ GREGORY W. KLEFFNER
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer