Form 10-Q
period 2010-07-31
STEIN MART INC
filed 2010-09-08
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

The number of shares outstanding of the Registrant’s common stock as of August 27, 2010 was 43,453,518.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share data)

	July 31, 2010	January 30, 2010	August 1, 2009
ASSETS
Current assets:
Cash and cash equivalents	$79,805	$80,975	$45,036
Trade and other receivables	8,104	10,178	13,040
Inventories	218,372	218,125	184,866
Income taxes receivable	—	—	8,323
Prepaid expenses and other current assets	12,277	11,112	13,308

Total current assets	318,558	320,390	264,573
Property and equipment, net	75,074	68,415	78,835
Other assets	14,867	15,408	17,645

Total assets	$408,499	$404,213	$361,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,997	$80,318	$58,028
Accrued liabilities	67,349	84,330	76,329
Income taxes payable	1,557	2,961	—

Total current liabilities	143,903	167,609	134,357
Other liabilities	21,221	20,915	20,692

Total liabilities	165,124	188,524	155,049
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 43,456,366, 42,872,457 and 42,775,961 shares issued and outstanding, respectively	435	429	428
Additional paid-in capital	18,026	15,977	12,044
Retained earnings	224,342	198,705	192,762
Accumulated other comprehensive income	572	578	770

Total stockholders’ equity	243,375	215,689	206,004

Total liabilities and stockholders’ equity	$408,499	$404,213	$361,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended July 31, 2010	13 Weeks Ended August 1, 2009	26 Weeks Ended July 31, 2010	26 Weeks Ended August 1, 2009
Net sales	$275,955	$287,501	$576,953	$607,071
Cost of merchandise sold	206,851	212,052	420,346	434,792

Gross profit	69,104	75,449	156,607	172,279
Selling, general and administrative expenses	70,089	74,220	141,687	154,076
Other income, net	14,462	4,310	19,735	9,307

Income from operations	13,477	5,539	34,655	27,510
Interest income (expense), net	16	21	24	(258)

Income before income taxes	13,493	5,560	34,679	27,252
Provision for income taxes	2,204	4,036	9,042	9,642

Net income	$11,289	$1,524	$25,637	$17,610

Net income per share:
Basic	$0.26	$0.04	$0.59	$0.41

Diluted	$0.25	$0.04	$0.57	$0.41

Weighted-average shares outstanding:
Basic	42,610	41,753	42,561	41,728

Diluted	43,970	42,414	43,813	42,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	26 Weeks Ended July 31, 2010	26 Weeks Ended August 1, 2009
Cash flows from operating activities:
Net income	$25,637	$17,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,605	9,717
Impairment of property and other assets	266	726
Change in valuation allowance for deferred tax assets	(3,742)	(2,729)
Deferred income taxes	3,742	3,015
Store closing charges	207	1,072
Share-based compensation	1,256	1,805
Tax benefit from equity issuances	2,055	62
Excess tax benefits from share-based compensation	(2,011)	(54)
Changes in assets and liabilities:
Trade and other receivables	2,074	(4,029)
Inventories	(247)	22,273
Income taxes receivable	—	16,116
Prepaid expenses and other current assets	(1,165)	(1,219)
Other assets	53	3,616
Accounts payable	(5,321)	2,345
Accrued liabilities	(16,872)	(3,835)
Income taxes payable	(1,404)	—
Other liabilities	177	(7,661)

Net cash provided by operating activities	13,310	58,830

Cash flows from investing activities:
Capital expenditures	(15,235)	(2,943)

Net cash used in investing activities	(15,235)	(2,943)

Cash flows from financing activities:
Borrowings under notes payable to banks	—	57,134
Repayments of notes payable to banks	—	(157,134)
Excess tax benefits from share-based compensation	2,011	54
Proceeds from exercise of stock options	439	127
Proceeds from employee stock purchase plan	368	96
Repurchase of common stock for employee withholdings	(2,063)	(31)

Net cash provided by (used in) financing activities	755	(99,754)

Net decrease in cash and cash equivalents	(1,170)	(43,867)
Cash and cash equivalents at beginning of year	80,975	88,903

Cash and cash equivalents at end of period	$79,805	$45,036

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

2. Gift Cards and Merchandise Return Cards/Revenue Recognition

We offer electronic gift cards and electronic merchandise return cards to our customers. These cards do not have expiration dates. No revenue is recognized at the time gift cards are sold; rather, the issuance is recorded as a liability to customers. At the time merchandise return cards are issued for returned merchandise, the sale is reversed and the issuance is recorded as a liability to customers. Card liabilities are reduced and sales revenue is recognized when cards are redeemed for merchandise. Card liabilities are included within Accrued Liabilities in the Condensed Consolidated Balance Sheets.

During the second quarter of 2010, we recognized $9.7 million of other income related to cumulative breakage on unused gift and merchandise return cards since the inception of these programs. Breakage income is recognized when the likelihood of the card being redeemed by the customer is remote and we have determined that there is no legal obligation to remit card balances to relevant jurisdictions. Prior to the second quarter of 2010, we had not recognized breakage on card balances pending our final determination of the escheat laws applicable to our operations and historical redemption patterns. We follow the Redemption Recognition Method to account for breakage of unused cards where breakage is recognized as cards are redeemed for the purchase of merchandise based upon a historical breakage rate over an estimated redemption period (48 months). While we expect to continue to recognize gift card and merchandise return card breakage each period, the amount will be significantly less than recognized in the second quarter of 2010 due to this multi-year calculation. Breakage income is recorded within Other Income, net in the Condensed Consolidated Statement of Income.

3. Fair Value Measurements

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

STEIN MART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have money market fund investments classified as cash equivalents which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $68.9 million at July 31, 2010, $70.2 million at January 30, 2010 and $30.4 million at August 1, 2009.

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

We recorded $0.3 million and $0.7 million of asset impairment charges during the second quarter of 2010 and 2009, respectively. These and previously impaired store-related assets have no fair value at July 31, 2010.

4. Revolving Credit Agreement

We have a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2012. The amount available for borrowing was $136.2 million at July 31, 2010 and is based on a percentage of eligible inventories less reserves, as defined in the Agreement. Availability was further reduced to $127.6 million after deducting outstanding letters of credit of $8.6 million. We had no direct borrowings at July 31, 2010, and are in compliance with the terms of the Agreement.

5. Income Taxes

We established a valuation allowance against deferred tax assets in 2008 because operating results produced a cumulative three-year loss, which is considered a significant factor when determining if a valuation allowance is required per ASC Topic 740, Income Taxes. We perform a quarterly assessment of net deferred tax assets and plan to carry a valuation allowance until such time that positive evidence is sufficient to justify realization. The valuation allowance was $12.9 million at July 31, 2010, $16.7 million at January 30, 2010 and $16.2 million at August 1, 2009.

The income tax provision for both the first half of 2010 and the first half of 2009 was based on an estimated annual effective tax rate (“ETR”). The ETR of 26.1 percent for the first half of 2010 was lower than the federal statutory rate of 35.0 percent due to a benefit from the projected annual reduction in our valuation allowance which is the result of favorable changes in book/tax differences that reduced deferred tax assets. The ETR for the second quarter of 2010 was 16.3 percent due to a reduction in the estimated annual ETR that was used in the first quarter of 2010. The ETR for the first half of 2009 was 35.4 percent compared to the ETR of 72.6 percent for the second quarter of 2009, a result of changing from the discrete period method used in the first quarter of 2009.

6. Stockholders’ Equity

Stock Repurchase Plan

During the 26 weeks ended July 31, 2010, we repurchased 249,870 shares of our common stock related to withholding taxes due on the vesting of employee stock awards at a total cost of $2.1 million. Repurchases during the 26 weeks ended August 1, 2009 were immaterial.

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

Share-Based Compensation

For the 13 weeks and 26 weeks ended July 31, 2010 and August 1, 2009, pre-tax share-based compensation expense was recorded as follows:

	13 Weeks Ended July 31, 2010	13 Weeks Ended August 1, 2009	26 Weeks Ended July 31, 2010	26 Weeks Ended August 1, 2009
Cost of merchandise sold	$685	$639	$814	$1,149
Selling, general and administrative expenses	373	360	442	656

Total share-based compensation expense	$1,058	$999	$1,256	$1,805

Share-based compensation expense was lower during the first half of 2010 due to pre-vesting forfeitures of employee stock options.

STEIN MART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

7. Earnings Per Share

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

The following table presents the calculation of basic and diluted income per common share (shares in thousands):

	13 Weeks Ended July 31, 2010	13 Weeks Ended August 1, 2009	26 Weeks Ended July 31, 2010	26 Weeks Ended August 1, 2009
Numerator:
Net income	$11,289	$1,524	$25,637	$17,610
Income allocated to participating securities	205	34	475	400

Net income available to common stockholders	$11,084	$1,490	$25,162	$17,210

Denominator:
Basic weighted-average shares outstanding	42,610	41,753	42,561	41,728
Incremental shares from share-based compensation plans	1,360	661	1,252	439

Diluted weighted-average shares outstanding	43,970	42,414	43,813	42,167

Net income per share:
Basic	$0.26	$0.04	$0.59	$0.41
Diluted	$0.25	$0.04	$0.57	$0.41

Options to purchase approximately 1.7 million and 1.8 million shares of common stock that were outstanding during the 13 weeks ended July 31, 2010 and August 1, 2009, respectively, were not included in the computation of diluted net income per share as the exercise prices of these options were greater than the average market price of the common shares. For the 26 weeks ended July 31, 2010 and August 1, 2009, options to purchase 1.5 million and 1.9 million shares of common stock, respectively, were not included in the computation of diluted net income per share for the aforementioned reason.

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

For the second quarter of 2010, we had net income of $11.3 million or $0.25 per diluted share as compared to net income of $1.5 million or $0.04 per diluted share for the same 2009 period. Pretax income for the second quarter of 2010 was $13.5 million compared to $5.6 million in 2009. Net income for the second quarter of 2010 includes a $9.7 million pretax gain to recognize breakage income on unused gift and merchandise return cards, an offsetting $1.2 million charge associated with changing our physical inventory process and a favorable tax rate adjustment of $1.3 million. Our 2009 second quarter results were impacted by an unfavorable tax rate adjustment of $2.1 million. Excluding the impact of these items, our second quarter diluted earnings per share would have been $0.08 in 2010 compared to $0.09 in 2009. Without the breakage gain and the charge associated with changing our physical inventory process, pretax income would have been $5.0 million for the second quarter of 2010 compared to $5.6 million in 2009.

We are pleased with our continued progress in managing expenses and inventory levels during the first half of 2010. We are focused on several initiatives aimed at improving our top line sales results, including growing the career apparel business and the re-invention of the Stein Mart home store. Our organization and expense structure is well set to give us an advantage when our sales initiatives take hold. A positive indicator is that for the second quarter and first half of 2010 the numbers of transactions on a comp store basis were up 1.8 percent and 1.3 percent, respectively, although the average transaction amount was down 3.8 percent and 4.3 percent, respectively. We believe the number of transactions reflects increasing numbers of customers in our stores.

We have completed our new supply chain network, we are rolling out improvements to our point of sale system and we continue to devote significant resources to the implementation of our new Merchandise Information System. These efforts are important foundations for the future and remain on schedule and on budget. We continue to expect total supply chain savings of approximately $10 million this year and in early 2011. These savings occurred more heavily in the first half of 2010 (approximately $6 million of savings), with a smaller amount of savings expected in the second half of this year and some in the first quarter of 2011. For the full year, we expect selling, general and administrative (“SG&A”) expense savings from supply chain will slightly more than offset the add-backs of compensation and other expenses that were temporarily lowered in 2009.

Inventories at the end of the second quarter of 2010 were $218.4 million including $30 million of merchandise in third-party distribution centers that was received earlier than last year as part of our new supply chain network. This compares to $184.9 million of inventories at the end of the second quarter of 2009 which included only $3 million of distribution center inventories due to our being in the start-up phase of supply chain. Excluding merchandise in the distribution centers, our average store inventory increased 5.9 percent from the end of the second quarter of 2009. The increase in inventory was planned to give us more balanced quantities across merchandise product lines and to support receipts for the home store re-invention.

Stores

There were 264 stores open as of July 31, 2010 compared to 270 stores open as of August 1, 2009. We plan to open two new stores, relocate one store and close one store for a net planned increase of one store for the remainder of this year.

	13 Weeks Ended July 31, 2010	13 Weeks Ended August 1, 2009	26 Weeks Ended July 31, 2010	26 Weeks Ended August 1, 2009
Stores at beginning of period	265	275	267	276
Stores opened during the period	—	—		1
Stores closed during the period	(1)	(5)	(3)	(7)

Stores at the end of period	264	270	264	270

Results of Operations

The following table sets forth each line item of the Condensed Consolidated Statements of Income expressed as a percentage of our net sales (numbers may not add due to rounding):

	13 Weeks Ended July 31, 2010	13 Weeks Ended August 1, 2009	26 Weeks Ended July 31, 2010	26 Weeks Ended August 1, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	75.0	73.8	72.9	71.6

Gross profit	25.0	26.2	27.1	28.4
Selling, general and administrative expenses	25.4	25.8	24.6	25.4
Other income, net	5.2	1.5	3.4	1.5

Income from operations	4.9	1.9	6.0	4.5
Interest income (expense), net	—	—	—	—

Income before income taxes	4.9	1.9	6.0	4.5
Provision for income taxes	0.8	1.4	1.6	1.6

Net income	4.1%	0.5%	4.4%	2.9%

For the 13 weeks ended July 31, 2010 compared to the 13 weeks ended August 1, 2009

Net sales for the second quarter of 2010 were $276.0 million, down 4.0 percent from $287.5 million for last year’s second quarter. The $11.5 million sales decrease reflects a $5.8 million decrease in the comparable store group and a $7.7 million decrease in the closing/closed store group, offset by a $2.0 million increase in the non-comparable store group due to the inclusion of sales for two stores opened in 2009. The closing/closed store group includes the four stores we plan to close in 2010 and eleven stores closed in 2009. Comparable store sales for the second quarter of 2010 decreased 2.0 percent compared to the second quarter of 2009.

Gross profit for the second quarter of 2010 was $69.1 million or 25.0 percent of net sales compared to $75.4 million or 26.2 percent of net sales for the second quarter of 2009. The $6.3 million decrease in gross profit reflects a $5.0 million decrease in the comparable store group and a $1.7 million decrease in the closing/closed store group, offset by a $0.4 million increase in the non-comparable store group due to the inclusion of operating results for two stores opened in 2009. Gross profit as a percent of sales decreased during the second quarter of 2010 as a result of higher buying expenses and their negative leverage on lower sales, and slightly lower purchase markup related to higher home and Fabulous Finds receipts, which carry lower markup but have lower markdowns.

SG&A expenses were $70.1 million or 25.4 percent of net sales for the second quarter of 2010 as compared to $74.2 million or 25.8 percent of net sales for the same 2009 period. The $4.1 million decrease in SG&A expenses reflects a $7.3 million decrease in store expenses, offset by a $2.7 million increase in advertising expenses and a $0.5 million increase in corporate expenses. Store expense reductions include a $3.0 million decrease in personnel expense reductions from our new supply chain process, a $2.6 million decrease in other store operating and depreciation expenses, a $1.7 million decrease due to the elimination of operating costs from closed stores and a $1.2 million decrease in store closing costs (fewer closed stores), offset by a $1.2 million charge associated with changing our physical inventory process. Store operating expenses were lower as a result of continued cost savings initiatives. Depreciation expense was lower as a result of asset impairment charges taken at the end of fiscal 2009. The $1.2 million charge related to a change in the process and timing of our physical inventories, as well as accelerating one-half of our stores’ inventory observations to mid-year from year-end. Advertising spend was higher to support our revenues in the current economic environment.

Other income, net for the second quarter of 2010 increased $10.2 million to $14.5 million compared to $4.3 million for the second quarter of 2009. During the second quarter of 2010, we recognized $9.7 million of other income related to cumulative breakage on unused gift and merchandise return cards since the inception of these programs. Breakage income is recognized when the likelihood of the card being redeemed by the customer is remote and we have determined that there is no legal obligation to remit card balances to relevant jurisdictions. Prior to the second quarter of 2010, we had not recognized breakage on card balances pending our final determination of the escheat laws applicable to our operations and historical redemption patterns. We follow the Redemption Recognition Method to account for breakage of unused cards where breakage is recognized as cards are redeemed for the purchase of merchandise based upon a historical breakage rate over an estimated redemption period (48 months). While we expect to continue to recognize gift card and merchandise return card breakage each period, the amount will be significantly less than recognized in the second quarter of 2010 due to this multi-year calculation. The remaining increase in Other Income was from our magazine subscription program which began in the third quarter of 2009.

The effective tax rate (“ETR”) of 16.3 percent for the second quarter of 2010 was lower than the federal statutory rate of 35.0 percent due to a benefit from the projected annual reduction in our valuation allowance for deferred tax assets which was the result of favorable changes in book/tax differences that reduced deferred tax assets. The ETR of 72.6 percent for the second quarter of 2009 is the result of changing from the discrete period method used in the first quarter of 2009 when the ETR was 25.8%. The higher second quarter 2009 ETR was required to adjust the ETR for the first half of 2009 to the estimated annual ETR. Our ETR will continue to fluctuate in 2010 due to the impact of book/tax differences on the valuation allowance.

For the 26 weeks ended July 31, 2010 compared to the 26 weeks ended August 1, 2009

Net sales for the first half of 2010 were $577.0 million, down 5.0 percent from $607.1 million for last year’s first half. The $30.1 million sales decrease reflects a $17.4 million decrease in the comparable store group and a $17.8 million decrease in the closing/closed store group, offset by a $5.1 million increase in the non-comparable store group due to the inclusion of sales for two stores opened in 2009. Comparable store sales for the first half of 2010 decreased 3.0 percent compared to the first half of 2010.

Gross profit for the first half of 2010 was $156.6 million or 27.1 percent of net sales compared to $172.3 million or 28.4 percent of net sales for the first half of 2009. The $15.7 million decrease in gross profit reflects a $12.6 million decrease in the comparable store group and a $4.4 million decrease in the closing/closed store group, offset by a $1.3 million increase in the non-comparable store group due to the inclusion of operating results for two stores opened in 2009. Gross profit as a percent of sales decreased during the first half of 2010 primarily as a result of margins being enhanced in the first quarter of 2009 due to an accelerated markdown cadence at the end of fiscal 2008 and higher buying expenses and their negative leverage on lower sales.

SG&A expenses were $141.7 million or 24.6 percent of net sales for the first half of 2010 as compared to $154.1 million or 25.4 percent of net sales for the same 2009 period. The $12.4 million decrease in SG&A expenses reflects a $14.6 million decrease in store expenses and a $0.1 million decrease in corporate expenses, offset by a $2.3 million increase in advertising expenses. Store expense reductions include a $6.0 million decrease in personnel expenses resulting from our new supply chain process, a $4.7 million decrease in other store operating and depreciation expenses, a $3.8 million decrease due to the elimination of operating costs from closed stores and a $1.3 million decrease in store closing costs (fewer closed stores), offset by a $1.2 million charge associated with changing our physical inventory process. Store operating expenses were lower as a result of continued cost savings initiatives. Depreciation expense was lower as a result of asset impairment charges taken at the end of fiscal 2009. The $1.2 million charge related to a change in the process and timing of our physical inventories, as well as accelerating one-half of our stores’ inventory observations to mid-year from year-end. Advertising spend was higher to support our revenues in the current economic environment.

Other income, net for the first half of 2010 increased $10.4 million to $19.7 million compared to $9.3 million for the first half of 2009 primarily due to our recognition of cumulative breakage income of $9.7 million discussed in the 13 weeks section above. The remaining increase was from our magazine subscription program.

The ETR of 26.1 percent for the first half of 2010 was lower than the federal statutory rate of 35.0 percent due to a benefit from the projected annual reduction in our valuation allowance for deferred tax assets which was the result of favorable changes in book/tax differences that reduced deferred tax assets. Our ETR will continue to fluctuate in 2010 due to the impact of book/tax differences on the valuation allowance.

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, a revolving credit facility and credit terms from vendors. Working capital is needed to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our working capital needs are lowest in the first quarter and highest at the beginning of the fourth quarter in anticipation of the holiday selling season. As of July 31, 2010, we had $79.8 million in cash and cash equivalents and no direct borrowings on our revolving credit facility.

Net cash provided by operating activities was $13.3 million for the first half of 2010 compared $58.8 million for the first half of 2009. Less cash was provided by operating activities during the first half of 2010 compared to the first half of 2009 primarily due to $30.2 million more cash used for inventories and accounts payable, $17.5 million less cash from income tax refunds, net of taxes paid, and $2.6 million less cash provided by other operating activities, offset by $4.8 million more cash provided by net income plus non-cash charges. Inventories at the end of the first half this year include $27 million more merchandise in third-party distribution centers that was received earlier than at the end of the first half last year as part of our new supply chain network which was in the start-up phase last year. The effect of earlier ownership of inventories also increased accounts payable at the end of the first half this year compared to last year.

Net cash used in investing activities was $15.2 million for the first half of 2010 compared to $2.9 million for the first half of 2009. Capital expenditures are planned at approximately $30 million for 2010 compared to $7.6 million in 2009. Approximately $20 million is for systems improvements, with the largest portion for our new merchandise information system. The remaining capital amounts are for improvements in our point-of-sale system, upgrades to store fixtures and for new and relocated stores.

Net cash provided by financing activities was $0.8 million for the first half of 2010 compared to cash used in financing activities of $99.8 million for the first half of 2009. More cash was used in financing activities during the first half of 2009 due to the repayment of all direct borrowings under our revolving credit agreement.

We have a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2012. The amount available for borrowing was $136.2 million at July 31, 2010 and is based on a percentage of eligible inventories less reserves, as defined in the Agreement. Availability was further reduced to $127.6 million after deducting of outstanding letters of credit of $8.6 million. We had no direct borrowings at July 31, 2010, and are in compliance with the terms of the Agreement.

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

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended January 30, 2010, filed with the Securities and Exchange Commission on April 15, 2010. There were no material changes to our market risk during the quarter ended July 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2010 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended July 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
May 2, 2010 – May 29, 2010	469	$9.31	469	545,132
May 30, 2009 – July 3, 2010	2,450	$7.42	2,450	542,682
July 4, 2010 – July 31, 2010	2,561	$7.52	2,561	540,121

Total	5,480	$7.63	5,480	540,121

(1)	The Company’s Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by an April 17, 2007 Board authorization to repurchase 2.5 million shares of common stock which does not have an expiration date. This quarter’s repurchases are related to taxes due on the vesting of employee stock awards which fall under the Company’s repurchase program.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: September 8, 2010	By:	/S/ DAVID H. STOVALL, JR.
David H. Stovall, Jr.
President and Chief Executive Officer

/S/ GREGORY W. KLEFFNER
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer