Form 10-K/A
period 2010-01-30
STEIN MART INC
filed 2010-11-19
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

Annual Report

Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended January 30, 2010

Commission file number 0-20052

STEIN MART, INC.

(Name of issuer in its charter)

Florida	64-0466198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Riverplace Blvd. Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip Code)

(904) 346-1500

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated By Reference

Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This amendment to the Form 10-K of Stein Mart, Inc. for the year ended January 30, 2010, as filed with the Securities and Exchange Commission on April 15, 2010 (the “Original Filing”) is being filed to amend Items 10 and 11 of Part III.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not otherwise amend, update or change the financial statements or other disclosures in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our board of directors is comprised of 12 directors who serve for one year terms. Information regarding our current directors is provided in the following table:

Name Age	Positions with the Company; Principal Occupations and Other Directorships During Past Five (5) Years	Year First Became Director of the Company
Jay Stein (64)	Chairman of the Board of the Company since 1989 and Chief Executive Officer of the Company from 1990 to September 2001; former director of American Heritage Life Insurance Company based in Jacksonville, Florida and Promus Hotel Corporation based in Memphis, Tennessee. Mr. Stein, as the principal architect of the Company’s growth, brings extensive knowledge of the retail environment and outstanding merchandising skills to the Board.	1968

John H. Williams, Jr. (72)	Vice Chairman of the Board since February 2003 and director of the Company; Vice Chairman and Chief Executive Officer of the Company from September 2001 to February 2003; President of the Company from 1990 to September 2001. Mr. Williams as a past chief executive officer brings extensive historical and operational knowledge to the board based on many years of experience with the Company.	1984

Ralph Alexander †■¤¥ (55)	Director of the Company; Managing Director of Riverstone Holdings LLC; Chief Executive Officer of Innovene, British Petroleum’s olefins and derivatives subsidiary, from June 2004 to December 2005; Chief Executive Officer of British Petroleum’s Gas, Power and Renewable and Solar segment from 2001 to June 2004; director of Amyris Biotechnologies and Terralliance. Mr. Alexander adds significant financial and organizational management skills to the Board.	2007

Alvin R. Carpenter ■ß×¥ (68)	Director of the Company; Vice Chairman of CSX Corporation from July 1999 to February 2001; director of Regency Centers Corporation, PSS World Medical, Inc., Lender Processing Services, Inc. and former director of Florida Rock Industries, Inc. Mr. Carpenter brings his extensive experience in management of employees and a vast knowledge of specific geographic markets to the Board.	1996

Irwin Cohen †ß¤¥ (69)	Director of the Company; Senior Advisor with the Peter J. Solomon Company since June 2003; Global Managing Partner of the Retail and Consumer Products Practice of Deloitte & Touche LLP from 1998 to May 2003; director of Supervalu, Inc. Mr. Cohen adds extensive financial and accounting experience and expertise in evaluating financial controls.	2007

Susan Falk †¥ (59)	Director of the Company; Group President, Womenswear, Hartmarx Corporation from January 2005 to July 2009, a retail consultant from May 2003 to December 2004 and President of Avenue Stores from October 2002 to April 2003. Ms. Falk greatly broadens the Board’s retail and apparel experience and offers invaluable advice as to the Company’s dealings with its vendors and its merchandising strategies.	2007

Name Age	Positions with the Company; Principal Occupations and Other Directorships During Past Five (5) Years	Year First Became Director of the Company

Linda M. Farthing (62)	Director of the Company; President and Chief Executive Officer of the Company from September 2007 to December 2008; President and director, Friedman’s, Inc. 1998; President and director, The Cato Corporation 1990-1997. Former director of CT Communications from 2005 to 2007. Ms. Farthing’s considerable experience in managing retail companies materially enhances the Board’s ability to assess market trends and the Board’s sensitivity to overall business trends affecting the retail industry.	1999

Mitchell W. Legler (67)	Director of the Company; majority stockholder of Kirschner & Legler, P.A. since April 2001; sole stockholder of Mitchell W. Legler, P.A. from August 1995 to April 2001; general counsel to the Company since 1991. Mr. Legler’s substantial experience with financial companies and his general legal knowledge is beneficial to the Board’s understanding of risks faced by the Company and assists in guiding the Board in understanding its responsibilities.	1991

Robert L. Mettler¤¥ (69)	Director of the Company; President of Special Projects of Macy’s, Inc. from February 2008 to January 2009; Chairman and Chief Executive Officer of Macy’s West from 2002 to 2008; President and Chief Operating Officer of Macy’s West from 2000 to 2002; director of Jones Apparel Group. Mr. Mettler brings a wealth of retail experience to the Board greatly enhancing the Board’s understanding of retail trends, management issues which are unique to retail companies and the Company’s position in the retail industry.	2009

Richard L. Sisisky †■ß¤¥ (55)	Director of the Company; President of The Shircliff & Sisisky Company, a management consulting company, since 2003; President and Chief Operating Officer and director of ParkerVision, Inc. from 1998 to 2003. Mr. Sisisky’s material knowledge of the general business environment and management skills are invaluable to the Board’s strategic insight and analysis.	2003

Martin E. Stein, Jr. ■¥ (57)	Director of the Company; Chairman and Chief Executive Officer of Regency Centers Corporation, a real estate investment trust, since 1997; director of Patriot Transportation Holding, Inc. Mr. Stein’s vast experience in the commercial real estate industry adds significant understanding of the retail real estate market and environment and the Company’s opportunities for expansion.	2001

David H. Stovall, Jr. (63)	Director of the Company; President and Chief Executive Officer of the Company since December 2008; Chairman of the Central Division of Belk, Inc. from 2000 to 2008. Mr. Stovall’s intimate knowledge of the Company’s operations is critical to the Board’s ability to assess the Company’s strengths and challenges and ability to identify and address the most important issues.	2008

†	Member of the Audit Committee
■	Member of the Compensation Committee
ß	Member of the Corporate Governance Committee
¤	Member of the Strategic Planning Committee
×	Lead Director
¥	Independent Director in accordance with applicable NASDAQ rules

The executive officers of the Company are:

Name (Age)	Position
David H. Stovall, Jr. (63)	President and Chief Executive Officer

D. Hunt Hawkins (51)	Executive Vice President and Chief Administrative Officer

Gregory W. Kleffner (55)	Executive Vice President and Chief Financial Officer

Brian R. Morrow (50)	Executive Vice President and Chief Merchandising Officer

Michael D. Ray (53)	Senior Vice President and Director of Stores

For additional information regarding Mr. Stovall, see the Directors’ table above.

Mr. Hawkins joined the Company in February 1994 as Senior Vice President, Human Resources. He was promoted to Executive Vice President of Operations in September 2006 and to Executive Vice President, Chief Administrative Officer in October 2007.

Mr. Kleffner joined the Company in August 2009 as Senior Vice President and Chief Financial Officer. He was promoted to Executive Vice President in February 2010. Prior to joining the Company Mr. Kleffner spent six years with Kellwood Company, an apparel manufacturer. While at Kellwood Company, he served as Vice President, Controller from 2002 to 2005, Vice President Finance & Controller from 2005 to 2006, Senior Vice President Finance & Controller from 2006 to 2007 and Chief Financial Officer from 2007 to 2008.

Mr. Morrow joined the Company in February 2010 as Executive Vice President and Chief Merchandising Officer. Prior to joining the Company, Mr. Morrow served as Senior Vice President and General Merchandising Manager with Macy’s North/Marshall Field’s from February 2005 to May 2008 and held the same position with Mervyn’s from May 2008 to October 2008 and with Macy’s West from October 2008 to May 2009.

Mr. Ray joined the Company in February 1990 as a General Manager. He was promoted to District Director of Stores in July 1994, Regional Director of Stores in January 1997 and to Senior Vice President, Director of Stores in September 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons owning more than ten percent (10%) of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company and to furnish the Company with copies of all such reports. To the Company’s knowledge, based solely on review of copies of such reports furnished to the Company during 2009, all Section 16(a) filing requirements applicable to its directors, officers and greater than ten percent (10%) beneficial owners have been complied with, except as follows: one late Form 4 reporting the forfeiture of restricted stock awards for Ms. Farthing.

CORPORATE GOVERNANCE

The Company is structured with a Board of Directors (the “Board”) as the highest governing body. The Board in turn has a Chairman who helps set the agenda with management and who chairs the meetings of the Board. Our Board’s leadership structure currently consists of a separate Board Chairman and Chief Executive Officer. The Board believes that separating the positions of Chairman and Chief Executive Officer enhances Board independence and oversight. The structure allows the Chief Executive Officer to better focus on his growing responsibilities of running the Company, enhancing stockholder value and expanding and strengthening our enterprise, while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to, and independent oversight of management. The Board elects a lead director (the “Lead Director”), who serves as chairman of the Corporate Governance Committee (see the next section for an explanation of the duties of that committee). The Lead Director is an independent director with substantial management experience who works with the Board Chairman and management to set the agenda for Board meetings and serves as a liaison between the board and management to facilitate communications, acts as a moderator of executive sessions made up solely of independent directors, and assures an independent Board member is involved in setting agendas for the Board and Corporate Governance Committee.

The Board meets at least quarterly and provides supervision of the Company between meetings through a number of standing committees more fully described in the next section of this Proxy. The Board recognizes its responsibility for oversight of risk management of the Company and one (1) meeting each year of the Audit Committee is heavily focused on operational risk management dealing with areas of primary concern to the Company such as inventory control and shrinkage, insurance coverage, financial controls, adequacy of reserves, and third party claims. The full Board periodically addresses strategic risks such as changes in the retail environment as well as setting the authority limits for management at various levels. The Board believes that its focus on risk management discourages inappropriate risk-taking by management and results in appropriate controls.

The Compensation Committee seeks to establish a balance between rewarding performance and avoiding plans which might incent inappropriate risk-taking by management. The Company’s incentive compensation plans are adjusted annually to focus management on both general performance by the Company and specific areas of risk management which the Board, acting through the Compensation Committee, believes will be most effective in reducing, not encouraging inappropriate risks. By way of example, the incentive plan for 2009 was based strictly on achieving a substantial increase in the Company’s liquidity and the Board believes the plan materially contributed to the Company’s success in achieving that goal in 2009. For the 2010 incentive plans, the Committee believes that the largest opportunities and risks relate to improving same store sales and cost controls to increase operating income. Accordingly, the 2010 incentive plans for senior management are based on achieving those two (2) goals. Management is encouraged to set specific criteria for lower levels of management’s incentive compensation which similarly are intended to control risks at all levels of the Company’s operations. See the Compensation Discussion and Analysis section for a fuller explanation of the current year’s incentive plans.

The Compensation Committee has retained, and frequently solicits the views of, Mercer Human Resource Consulting (“Mercer”), a compensation consulting firm, to assist the Committee in considering the most current and best practices of public companies in designing its Long-Term and Short-Term Incentive Plans. During 2009, the Committee paid Mercer $35,995 for its services. The Committee’s engagement letter with Mercer prohibits Mercer from providing services to the Company’s management without specific approval of the Committee to eliminate the risk of a conflict of interests in the advice obtained by the Committee from Mercer concerning compensation to the Company’s executive officers.

Stockholders who wish to communicate with the Board of Directors, or any particular Director, may send a letter to the Company’s Secretary at the address set forth on the first page of this proxy statement. The mailing envelope should contain a clear notation on the outside that the enclosed letter is a “Stockholder-Board Communication” or a “Stockholder-Director Communication”. All such letters should identify the author as a stockholder, stating the name in which the shares of such author are held, and clearly stating whether the intended recipients are all members of the Board or just certain specified individual directors. The Secretary will make copies of such letters and circulate them to the appropriate director or directors.

MEETINGS AND COMMITTEES OF THE BOARD

Regular meetings of the Board of Directors are held four (4) times a year. During 2009, the Board held a total of four (4) regular meetings plus one (1) additional meeting. All directors attended at least seventy five percent (75%) of all meetings of the Board and Board committees on which they served during 2009.

The Board of Directors has established four (4) standing committees: an Executive Committee, an Audit Committee, a Compensation Committee and a Corporate Governance Committee which are described below. In addition, during 2009, the Board established a special purpose Strategic Planning Committee. Members of the standing committees are elected annually at the regular Board meeting held in conjunction with the annual stockholders’ meeting with changes in committee assignments being made during the year as the Board of Directors deems appropriate.

Executive Committee. The Executive Committee is comprised of any two (2) directors who are independent directors under NASDAQ rules and any one (1) additional director who is the Company’s Chief Executive Officer. Subject to the limitations specified by the Florida Business Corporation Act, the Executive Committee is authorized by the Company’s bylaws to exercise all of the powers of the Board of Directors when the Board of Directors is not in session. The Executive Committee held three (3) meetings during 2009.

Audit Committee. The Audit Committee is comprised of Mr. Cohen (Chairman), Mr. Alexander, Ms. Falk and Mr. Sisisky, each of whom is an independent director under NASDAQ rules. During 2009, the Audit Committee held eleven meetings. The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, is appointed by the Board to assist the Board in monitoring (1) the integrity of the financial statements of the Company, (2) the compliance by the Company with legal and regulatory requirements and (3) the independence and performance of the Company’s internal auditors and the independent registered certified public accounting firm. The Company’s Board of Directors has determined that Messrs. Cohen, Alexander and Sisisky qualify as Audit Committee Financial Experts pursuant to the final rule adopted by the Securities and Exchange Commission in implementing Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

The Audit Committee operates pursuant to a charter adopted by the full Board which is available on the Company’s website, www.steinmart.com.

Compensation Committee. The Compensation Committee is comprised of Messrs. Sisisky (Chairman), Alexander, Carpenter and Martin E. Stein, Jr., each of whom is an independent director under NASDAQ rules. During 2009, the Compensation Committee held three (3) meetings. This Committee has the responsibility for approving the compensation arrangements for senior management of the Company, including Short-Term and Long-Term Incentive Compensation. It also recommends to the Board of Directors adoption of any compensation plans in which officers and directors of the Company are eligible to participate. The Compensation Committee also serves as the Option Committee and makes grants of stock options, restricted stock and performance shares under the Company’s 2001 Omnibus Plan.

The Compensation Committee operates pursuant to a charter adopted by the full Board which is available on the Company’s website, www.steinmart.com.

Corporate Governance Committee. The Corporate Governance Committee is comprised of Mr. Carpenter (as the Lead Director and Chairman), Messrs. Cohen (as the Chairman of the Audit Committee) and Sisisky (as the Chairman of the Compensation Committee), each of whom is an independent director under NASDAQ rules. The Committee is responsible for the search and selection of future directors of the Company and recommends to the full Board the slate of Directors to be proposed to the Company’s stockholders at its annual meeting of stockholders. The Committee also reviews, from time to time, the roles of the other standing committees, recommends committee assignments and evaluates, on a periodic basis, the performance of the Board and each of its committees as well as the relationship between the Board and the Company’s management. During 2009, the Corporate Governance Committee held five (5) meetings. The Lead Director, among other things, assists in setting agendas for meetings of the Board, acts as a moderator of executive sessions made up solely of independent directors of the Company and serves as a liaison to increase the flow of information between Board members and management of the Company.

The Corporate Governance Committee will consider nominees for directors recommended by stockholders. Any stockholder wishing to make such a recommendation to the Corporate Governance Committee should submit the recommendation, in writing, with such supporting information as the stockholder believes appropriate, as well as any other information required to be disclosed about the candidate under the SEC’s proxy rules, to the committee in care of the Company’s Lead Director at the Company’s headquarters in Jacksonville, Florida.

The Committee reviews a broad range of criteria when considering all possible candidates for the Board, including experience, education, ability to read and understand financial statements, ethics, business reputation and other factors that the Committee believes relevant in determining whether a candidate would add to the Board’s ability to guide the Company. In recommending nominees for directors of the Company, the Committee seeks to achieve a diversity of business experience and to enhance the Board’s ability to address challenges facing the Company and to better understand the Company’s ability to take advantage of opportunities in the overall business landscape. The Committee informally evaluates incumbent directors to determine whether they should be nominated to stand for re-election based on such factors as well as their contribution to the Board during their current terms. When a vacancy develops, the Committee will solicit input regarding potential new candidates from a variety of sources, including existing directors and senior management. If the Committee deems it appropriate, the Committee may engage a third-party search firm. The Committee will evaluate all potential candidates, including any candidates recommended by stockholders, based on their biographical information and qualifications, information available through public records and their “independence,” and, if a potential candidate appears to be a good choice, will arrange personal interviews of qualified candidates by one (1) or more committee members, other Board members and senior management, as the Committee believes appropriate.

The Corporate Governance Committee operates pursuant to a charter adopted by the full Board which is available on the Company’s website, www.steinmart.com.

The Company developed and the Board adopted Corporate Governance Guidelines on April 5, 2005 to assist the Board in the exercise of its responsibilities. The Corporate Governance Guidelines are available on the Company’s website, www.steinmart.com.

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

Strategic Planning Committee. In 2009, the Board determined that the Company would benefit from regular Board assistance in developing and monitoring its ongoing strategies to improve its position in the retail industry. A Strategic Planning Committee, comprised of four (4) independent directors of the Board of Directors, Messrs. Mettler (Chairman), Alexander, Cohen and Sisisky, was chartered to review key issues and developments with management as it works to surface issues and opportunities that the Company faces in its effort to become a high performance growth company and guide management in assessing and developing strategies. The Strategic Planning Committee has an initial charter of approximately eighteen (18) months ending in June 2011, unless such term is extended by the Board.

The Strategic Planning Committee operates pursuant to a charter adopted by the full Board which is available on the Company’s website, www.steinmart.com.

The Company does not have a formal policy requiring Directors to attend annual meetings of stockholders. However, the annual meeting is generally held on the same day as a regularly scheduled Board meeting and the Company expects that the majority of the Company’s Directors will attend the annual meeting of stockholders. All directors attended the last annual meeting.

Item 11.	Executive Compensation.

COMPENSATION OF DIRECTORS

Director Compensation

The Company’s philosophy is to target non-employee director compensation at the mid-range of peer group pay levels. Based on a study conducted by Mercer, cash compensation for the Company’s Board of Directors is below peer group 50th percentile levels and total compensation (including equity grants) is well below peer group 25th percentile levels. Consistent with the reduction in Base Compensation of the Company’s salaried employees in 2009, the Board reduced its annual retainers from $30,000 as existed in 2008 to $25,000 for 2009. In view of the material improvement in the Company’s performance in 2009, the Board restored its annual retainer to $30,000 for 2010.

In addition to annual retainers, Members of the Company’s Board of Directors continue to be compensated through attendance fees and receipt of equity-based compensation. For 2010, each non-employee Director (that is a Director who does not receive a salary from the Company) shall receive attendance fees of $2,000 for attending meetings of the Board and $1,500 for committee meetings attended in person, or $750 for committee meetings held by conference call. Mercer has recommended additional emphasis on equity-based compensation. Accordingly, in 2009, each non-employee Director received Options to acquire 7,500 shares of the Company’s common stock at an exercise price of $2.50 per share (which was double the trading price of the Company’s shares on the date the Options were awarded) and in 2010, each non-employee Director received $40,000 in value of the Company’s shares which equaled 3,918 Restricted Shares (subject to vesting over three (3) years as described below) on the grant date based on the closing price of the Company’s shares on that date.

In 2010, to compensate certain Directors with additional responsibilities, (i) the Company’s Lead Director receives an additional annual retainer of $20,000, (ii) the Chairperson of the Company’s Audit Committee receives an additional annual retainer of $25,000, and (iii) the Chairpersons of the Compensation and Strategic Planning Committees each receive an additional annual retainer of $15,000.

Each Director also receives a one-time grant of 4,000 stock options upon becoming a Director. The Restricted Shares issued to Directors are issued at the closing price of the Company’s shares on NASDAQ as of the first Tuesday in each January following the date the Company releases its gross sales for the critical month of December. That date was selected to afford investors an opportunity to absorb that gross sales information and for the Company’s share price to reflect the appropriate value attributed to those shares by the investment community. The Directors’ restricted shares vest on the third anniversary of the date of grant or vest immediately if that person’s directorship is terminated because of death, disability, retirement at age 72 or above, or a change of control of the Company.

DIRECTOR COMPENSATION FOR FISCAL YEAR ENDED JANUARY 30, 2010

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ralph Alexander	$44,250	$40,003	—	—	—	—	$84,253
Alvin R. Carpenter	$56,750	$40,003	—	—	—	—	$96,753
Irwin Cohen	$95,750	$40,003	—	—	—	—	$135,753
Susan Falk	$44,250	$40,003	—	—	—	—	$84,253
Linda M. Farthing	$33,750	$40,003	—	—	—	—	$73,753
Mitchell W. Legler	$50,250	$74,013	—	—	—	—	$124,263
Robert L. Mettler	$16,500	$40,003	$68,966	—	—	—	$125,469
Richard L. Sisisky	$52,000	$40,003	—	—	—	—	$92,003
Martin E. Stein, Jr.	$36,750	$40,003	—	—	—	—	$76,753
Jay Stein (4)	—	—	—	—	—	$124,773	$124,773
John H. Williams, Jr. (4)	—	—	—	—	—	$226,156	$226,156

(1)	David H. Stovall, Jr., the Company’s President and Chief Executive Officer is not included in this table as he is an employee of the Company and therefore does not receive compensation for his services as a Director. The compensation received by Mr. Stovall is shown in the Summary Compensation Table on page 22.
(2)	Reflects the aggregate grant date fair value computed in accordance with ASC Topic 718 of stock awards made during the fiscal year ended January 30, 2010. Forfeiture estimates have been disregarded in determining the amounts indicated. During fiscal year 2009, each Director named above received 3,918 stock awards with a grant date fair value of $10.21 per stock award. In addition, Mr. Legler received 29,574 stock awards with a grant date fair value of $1.15 per stock award. As of January 30, 2010, each Director has the following number of unvested restricted stock awards outstanding: Ralph Alexander: 10,480; Susan Falk: 10,480; Alvin R. Carpenter: 10,480; Irwin Cohen: 3,918; Linda M. Farthing: 3,918; Mitchell W. Legler: 40,054; Robert L. Mettler: 3,918; Richard L. Sisisky: 10,480 and Martin E. Stein, Jr.: 10,480. The fiscal year 2009 grants and the option awards outstanding for Mr. Stovall are shown in the Grants of Plan-Based Awards and the Outstanding Equity Awards at Fiscal Year End Tables.
(3)	Reflects the aggregate grant date fair value computed in accordance with ASC Topic 718 of option awards made during the fiscal year ended January 30, 2010. Forfeiture estimates have been disregarded in determining the amounts indicated. During fiscal year 2009, Mr. Mettler received 4,000 option awards with a grant date fair value of $6.2063 per option award plus 7,500 option awards with a grant date fair value of $5.8855 per option award. As of January 30, 2010, the following Directors have the indicated number of option awards outstanding: Ralph Alexander 11,500; Alvin R. Carpenter 7,500; Irwin Cohen 11,500; Susan Falk 11,500; Linda M. Farthing 207,500; Mitchell W. Legler 7,500; Robert L Mettler 11,500; Richard L. Sisisky 11,500 and Martin E. Stein, Jr. 11,500. The fiscal year 2009 grants and the option awards outstanding for Mr. Stovall are shown in the Grants of Plan-Based Awards and the Outstanding Equity Awards at Fiscal Year End Tables.
(4)	Jay Stein and John H. Williams, Jr., former executive officers of the Company, remain employees of the Company and do not receive additional compensation for their services as Directors. Compensation for Mr. Stein includes $23 salary; $13,200 automobile allowance; $7,537 personal use of Company access to airplane; $72,515 for premiums paid relating to Executive Split-Dollar Plan; $30,942 medical benefit payments not provided to non-executive employees (which includes excess medical, dental and vision payments plus a tax gross up based on these amounts) plus $556 of perquisites and other personal benefits. Compensation for Mr. Williams includes $87,600 salary; $112,859 for premiums paid relating to Executive Split-Dollar Plan; $24,752 medical benefit payments not provided to non-executive employees (which includes excess medical, dental and vision payments plus a tax gross up based on these amounts); $80 Company contributions to 401(k) plans plus $865 of perquisites and other personal benefits.

COMPENSATION DISCUSSION & ANALYSIS

The Board maintains an overall compensation policy designed to attract and retain qualified employees and intends overall compensation policies at all levels of the company to align the interest of the Company’s employees with those of the Company’s stockholders. The base compensation policies are designed to compensate the Company’s employees at slightly below the salaries paid by the Company’s peer group to support the Company’s goals of keeping its fixed costs as low as is consistent with its business plans.

I. The Committee

The Company’s executive compensation policies are established by the Company’s Compensation Committee (the “Committee”) which is composed entirely of independent directors. The Committee provides governance and oversight to the Company’s executive compensation programs, benefit plans and policies, and administers the Company’s 2001 Omnibus Plan, including a review of all equity grants under the Omnibus Plan. The Committee also reviews and makes and/or approves, at least annually, all compensation decisions relating to executive officers including those for the President, Chief Financial Officer, Chief Merchandising Officer, Chief Administrative Officer and Director of Stores(the “Named Executive Officers”). While the Committee receives recommendations from management, no Named Executive Officer participates in the decisions and the Company’s President has no involvement in setting his own compensation.

II. Goals

The Committee has designed the Company’s overall compensation program to meet the following goals (the “Goals”):

(a)	To attract the best possible candidates;

(b)	To retain the Company’s key officers;

(c)	To align the interests of the Company’s officers with those of the Company’s stockholders;

(d)	To provide the Company’s officers with incentive pay directly associated with performance success.

III. Principles Employed to Achieve Goals

The Committee has adopted the principles described below in an effort to achieve its Goals. The Committee tests the application of its principles periodically by comparing the compensation paid to the Company’s officers to the compensation paid by other companies in the Company’s peer group. The peer group used for comparison purposes by the Company consists of a group of similarly sized apparel retail companies. The peer group currently includes:

Abercrombie & Fitch Co.	Coldwater Creek, Inc.
American Eagle Outfitters	The Dress Barn, Inc.
Ann Taylor Stores Corp.	The Men’s Wearhouse, Inc.
Bon Ton Stores, Inc.	New York & Company, Inc.
The Cato Corporation	Ross Stores, Inc.
Charming Shoppes, Inc.	Stage Stores, Inc.
Chico’s FAS Inc.	The Talbot’s, Inc.
Christopher and Banks Corp.

The peer group is monitored by the Committee to make sure it is composed of companies similar in size to that of the Company. Thus both additions and subtractions may occur from time to time.

Base Salary. The Company seeks to set base salaries for its officers at the mid-range of base salaries paid to officers performing similar duties by the peer group. The Company believes that, in general, paying less than that amount would be contrary to the Company’s Goal of attracting and retaining key officers. On the other hand, the Company believes that paying materially more than the mid-range of the peer group base salary would not support the Company’s goals of minimizing fixed costs, motivating those officers and aligning their interests with those of the Company’s stockholders. For 2009, the Committee determined that the Company’s recent performance and the uncertainty in the retail market place continued to require a conservative approach to executive compensation, regardless of the approach being taken by the Company’s peer group, and accordingly, for 2009, all salaried employees of the Company (including its Named Executive Officers) incurred a five percent (5%) reduction in Base Salary. In view of the Company’s improved performance for 2009, those reductions were restored for 2010, for all salaried employees (including the Named Executive Officers). No salary increases were awarded to the Named Executive Officers over their base salary levels for 2008.

Short-Term Incentive Plan (Annual Cash Bonuses). The Company has an annual incentive plan which is intended to provide Short-Term Incentives to the Company’s Officers to achieve excellent performance in the current financial period. Annual bonuses are driven by formulas tied to the Company’s achieving various levels of success compared with the Company’s business plan (the “Business Plan”) for the current year. The Business Plan is approved annually by the Company’s Board of Directors. In past years, the Short-Term Incentive Plan has paid cash bonuses upon achieving the prescribed levels of success. However, due to the current challenges being faced in a very difficult time for the retail industry in general and the Company in particular, the Committee determined that for 2009, the Short-Term Incentive Plan would be combined with the Long-Term Incentive Plan and any amounts earned would be paid only in Performance Shares and not in cash to reflect the view of the Board that the Company should seek to conserve cash as a priority until market conditions improve. Due to the Company’s improved performance in 2009, the Committee decided to return to its prior approach for 2010, of providing for cash bonuses under the Short-Term Incentive Plan and reestablishing the Long-Term Incentive Plan.

Long-Term Incentive Plan (Equity-Based Compensation). The Company understands that the interests of its stockholders are long-term as well as short-term and, accordingly, the Company’s compensation plan includes a long-term incentive component as well as the annual bonus component. To align the interests of the officers with those of the stockholders, the Company has previously granted various combinations of stock options (“Options”), shares of the Company’s stock with the vesting of such shares dependent upon achieving long-term performance targets established by the Business Plan (“Performance Shares”), and shares of the Company’s stock, the vesting of which is dependent only on remaining employed by the Company for a certain period of time (“Restricted Shares”). The target award mix for Long-Term Incentive Compensation periodically changes based on the Company’s desired objectives.

The Committee has generally placed an aggregate cap on all target equity-based compensation awarded under the Company’s Long-Term Incentive Plan each year equal to two percent (2%) of the Company’s common shares outstanding (the “Aggregate Equity-Based Run Rate Cap”) to limit the “overhang” of unvested equity-based compensation shares outstanding. For 2009, in view of the elimination of cash bonuses under the Short-Term Incentive Plan, the Aggregate Equity-Based Run Rate Cap was increased to a range of 2.99% to 4.0% depending on the level of performance goals received. For 2009, the Company achieved its “Superior Level” of performance (see Section V.A. below) and the maximum number of Performance Shares were issued subject to the two (2) year vesting requirements provided in the 2009 combined Short-Term and Long-Term Incentive Plans. However, the Aggregate Equity-Based Run Rate Cap for 2010 has again been set at two percent (2%).

Perquisites. The Company minimizes the use of perquisites, generally providing only those perquisites to its officers that are as standard in the industry as to be necessary in order to meet the goals of attracting and retaining officers. Thus, the Company provides perquisites such as paid vacations, health insurance, life insurance and a 401(k) retirement plan. The Company does not provide perquisites such as (i) a defined benefit plan (pension plan), or (ii) financial advice, tax preparation and the like. Moderate additional perquisites are described below under the section of the Compensation Discussion and Analysis entitled “Perquisites”.

Peer Group Comparison. The Company understands that the retail industry, of which the Company is a part, is subject to substantial swings in performance based on factors which are unrelated to management’s performance. For example, the Company’s overall performance may be heavily impacted by the state of the economy, unusual events such as terrorist attacks, and catastrophic weather events such as hurricanes. Accordingly, the Company believes that proper measurement of the performance of the Company’s management over a multi-year period should also take into consideration the Company’s performance compared to the performance of its peer group during the same period. For that purpose, the Committee has previously considered the Dow Jones U.S. Apparel Retail Index to compare the Company’s performance to others in the industry, and adjusts the Long-Term Compensation grants based on that relative performance as described below. As described above, however, for 2009 and 2010, the Committee determined that the Company’s recent performance and the uncertainty in the retail market place required a more conservative approach to executive compensation, regardless of the approach being taken by the Company’s peer group. Accordingly, while the comparison to the Company’s peer group applied to incentive compensation for years 2007 and 2008, it has not been applied to 2009 and 2010.

IV. Consultants

In December 2004, the Committee interviewed a number of companies providing human resources consulting services. As a result of those interviews, the Committee retained Mercer to support the Committee in its work. Mercer supports the Committee by providing recommendations as well as information as to the compensation levels and practices of the various companies which are considered to be in the Company’s peer group. Mercer also provides the Committee with information as to current trends and best practice in executive compensation and informs them of pertinent regulatory and stock exchange rules impacting executive compensation matters. In addition, Mercer also provides advice to management with regard to special compensation issues that may arise. The Company also employs Houlihan Lokey Howard & Zikin Investment Banking Services to provide advice as to the application of models such as Black-Scholes and lattice models for determining grant date values for Options and Performance Shares.

V. Expanded Description of Company’s Short-Term and Long-Term Incentive Plans.

As described above, the Company’s intent is to meet its Goals of motivating its officers and aligning their interests with those of the Company’s stockholders by measuring performance by an objective standard. The Committee and the Board of Directors annually approve a Business Plan for the Company setting financial goals for the current year, and generally for the next two (2) fiscal years. The Business Plan is intended by the Company to be ambitious, but realistic.

For 2008, the Company believed that the simplest and most direct measure of the Company’s performance was the Company’s earnings per share (“EPS”) which also has a very direct impact on the value of the Company’s shares. Accordingly, the Company’s performance-based incentive compensation compared the Company’s actual EPS with the EPS targets in the Company’s Business Plan. As the Company did not achieve its Performance Goals for 2008, no equity-based compensation was awarded under the Company’s Long-Term Incentive Plan with respect to 2008.

For 2009, the Performance Goals under the combined Short-Term and Long-Term Incentive Plans were based solely on the level of improvement in the Company’s net borrowings as that goal was believed by the Committee to be critical for the Company’s recovery from its end of year 2008 financial position. In view of the material improvement in the Company’s financial position during 2009, the Committee for 2010 changed the Performance Goals for the Named Executive Officers and general counsel to include Operating Income and Comparable Store Sales as more fully described in the following sections. The explanations in the following sections as to Performance Goals apply only to the Named Executive Officers and general counsel. Performance Goals for lower levels of management are tailored to more specific areas over which such personnel have more influence based on their respective areas of responsibility and include such factors as sales, gross margin, operating income at the store or district level, and inventory shrinkage.

A.	Performance Levels

Awards under both the Short-Term and the Long-Term Incentive Plans are based on the Company’s achieving performance levels established by the Committee as a function of the Company’s Business Plan for the year(s) in question. The Committee seeks to set performance levels which it believes are both challenging and realistic. Typically, the Committee establishes multiple levels of performance goals in order to create challenging performance levels, but avoids establishing performance levels which are so unlikely to be achieved as to discourage performance by the Company’s officers. Thus, the Committee uses one (1) or more levels of performance (“Performance Levels”), such as the following:

•

“Commencement” level which is the minimum Performance Level which must be achieved for any Incentive Compensation to be paid, and is established at the level which the Committee believes the Company has a ninety percent (90%) probability of achieving – the level at which minimal bonuses will be paid under the Company’s Short-Term Incentive Plans;

•

“Threshold” level which is generally the minimum Performance Level which must be achieved for Long-Term Incentive Plan grants and is established at the level which the Committee believes the Company has an eighty percent (80%) probability of achieving;

•

“Target” level which is the intended Performance Level for the Company based on the Company’s Business Plan, the Performance Level at which the intended Incentive Compensation based on the employee’s base salary is paid, and is established at the level which the Committee believes the Company has a fifty percent (50%) probability of achieving; and

•

“Superior” level which is intended to reward outstanding performance above the Company’s expected achievement and is established at the level which the Committee believes the Company has a twenty percent (20%) or less probability of achieving.

Awards under the Short-Term Incentive and the Long-Term Incentive Plans are paid or granted based on interpolations between the various Performance Levels.

The Committee has historically established Performance Goals based on the criteria of performance by the Company on which the Committee believes management should focus for the applicable fiscal year. For example, the Committee used earning per share (“EPS”) as the Performance Level criteria for 2006, 2007 and 2008 setting the Company’s Target EPS performance levels for 2006, 2007 and 2008, respectively at $1.40, $1.10, and $0.32. The awards were in a combination of Options, Restricted Shares and Performance Shares. As the Company failed to achieve the minimum Performance Levels for those years, no Performance Share equity grants were made for those years.

For 2009, the Committee determined that achieving pre-set cash flow goals was more relevant than achieving EPS goals in view of the expected continued challenges in the retail industry. That approach is also consistent with the determination by the Company’s board that the Company should seek to minimize additional borrowings and conserve cash in order to be in the best position to benefit when the retail environment returned to a more normal state. The Committee’s 2009 criteria achieved the desired results and the Company achieved the Superior Performance Level by moving from net borrowings of approximately $30.3 Million (that is, the amount determined by netting cash against the Company’s borrowings) at the beginning of 2009, to having approximately $43.1 Million in net cash at the end of 2009. This was a positive swing of $73.4 Million in net cash without including the additional $27.3 million in cash resulting from income tax refunds received as a result of operating loss carry backs.

The following table shows the 2009 cash flow goal (“Performance Goals”) at each performance level:

Performance Level	Net Borrowings	Net Dollars Borrowed
Threshold	2008 Year End Balance	$30.3 million
Target	85% of Threshold Level	$25.8 million
Superior	85% of Target Level	$21.9 million

For 2010, the Committee determined that: (i) the Short-Term Incentive Plan Performance Levels will be based on achieving levels of “Operating Income” (the Company’s income generated from operations for the Current Fiscal Year calculated before income taxes and excluding non-recurring items of income or expense), and (ii) the Long-Term Incentive Plan would be based on twin goals of achieving levels of Operating Income and levels of “Comparable Store Sales” (the gross sales of all of the Company’s stores which have been open for business one (1) full year or more at the beginning of the Current Fiscal Year, less any of those stores that might close during the current fiscal year, as those gross sales for the Current Fiscal Year compare to the gross sales for those same stores for the immediately preceding fiscal year). Awards under the 2010 Long-Term Incentive Plan for the Named Executive Officers and general counsel will be based one-half on achieving various Operating Income Performance Levels and one-half based on achieving various Comparable Store Sales Performance Levels.

The following table shows the Performance Levels based on the 2010 criteria goals (“Performance Goals”) at each Performance Level for both the Short-Term and the Long-Term Incentive Plans:

Short-Term Performance Level	Operating Income Required to Achieve
Commencement	$41M
Threshold	$44M
Target	$47M
Superior	$51M

Long-Term Performance Level	Operating Income Required to Achieve	Comparable Store Sales
Threshold	$44M	98%
Target	$47M	100%
Superior	$51M	102%

B.	Incentive Compensation

Participants. If the Performance Goals are achieved for 2010, the incentive compensation will be paid (i) in cash under the Short-Term Incentive Plan, and (ii) solely in Performance Shares under the Long-Term Incentive Plan. Management personnel and officers from Store Managers to the Named Executive Officers and the Company’s general counsel will participate (each a “Participant”) in the 2010 Short-Term Annual Incentive Plan and management personnel including directors, officers, Named Executive Officers and the Company’s general counsel will participate (each a “Participant”) in the 2010 Long-Term Incentive Plan.

Short-Term Plan. Incentive compensation under the 2010 Short-Term Incentive Plan to be paid to any Participant shall be paid in cash and varies as a percent of the Participant’s Base Compensation depending on the Participant’s management level in the Company. The range shall be as follows (Performance Goals achieved between the stated levels will be interpolated):

PERCENT OF BASE COMPENSATION PAID BASED ON PERFORMANCE LEVEL ACHIEVED

Performance Level	CEO	Executive VPs	Senior VPs
Commencement	5%	5%	5%
Threshold	25%	20%	15%
Target	50%	40%	30%
Superior	75%	60%	45%

Long-Term Plan. Incentive compensation under the 2010 Long-Term Incentive Plan to be paid to any Participant shall be made in Performance Shares with fifty percent (50%) of the Participation Award being based on the Operating Income Performance Goals and fifty percent (50%) of the Participation Award being based on the Comparable Store Sales Performance Goals. The Performance Shares to be awarded to a Participant, subject to Vesting as described below and to the Aggregate Equity-Based Run Rate Cap (see Section III above), are based on the Performance Goal achieved as follows (Performance Goals achieved between the stated levels will be interpolated):

PERCENT OF BASE COMPENSATION PAID BASED ON PERFORMANCE LEVEL ACHIEVED

Performance Level	CEO	Executive VPs	Senior VPs
Threshold	82.5%	55%	45%
Target	165%	110%	90%
Superior	247.5%	165%	135%

The Committee believes that the Performance Shares which are granted should vest over time to encourage retention of the Company’s management employees and officers. Thus, all Performance Shares awarded under the 2010 Long-Term Incentive Plan shall vest as follows (the “Service Condition”): (i) thirty-three percent (33%) of such Performance Shares shall vest if the Participant remains employed by the Company or its affiliates on the last day of the Company’s 2011 fiscal year, and (ii) the remaining sixty-seven percent (67%) of such Performance Shares shall vest if the Participant remains employed by the Company or its affiliates on the last day of the Company’s 2012 fiscal year. However, a Participant who fails to remain employed due to death, disability, normal retirement or termination following a change of control will nevertheless receive a pro-rata portion of the Performance Shares he or she would have received had he or she remained employed for the full performance vesting period. This pro-rata award is based on the amount of elapsed time between the time of grant and the time of termination of employment for each applicable performance cycle.

Other Equity (Option and Restricted Share) Grants; Grant Dates. The Company grants Restricted Shares on a regular basis to newly hired employees and to persons who are promoted into eligible positions with grants made on the first business day on or after the 1st or 15th of the month which next follows the date of the hire or promotion. Options, if applicable, are granted to Named Executive Officers and all other participants in the Long-Term Incentive Plan as soon as grants can be practicably issued following the meeting of the Company’s Compensation Committee which approves those grants, but always is within three (3) days following that meeting. Equity grants for newly hired Named Executive Officers are issued as soon as practical following the execution of their respective employment agreements. Restricted stock in past years was issued to non-employee Directors on the first Tuesday following the public release of the December sales number by the Company. As for any other Equity awards, grants occur on the day the Compensation Committee approves such grants. For 2010, Restricted Stock was issued to non-employee directors on January 12, 2010 (see Section X below).

C.	Mix of Compensation.

See the Summary Compensation Table for the approximate percent of the Named Executive Officers total compensation which is attributed to base compensation and the approximate percent attributable to incentive compensation.

VI. Perquisites

The Company provides the following perquisites to its Named Executive Officers which differ from those available to all full-time employees of the Company:

A.	Executive Medical, Dental and Vision Plan.

The Company maintains a medical, dental and vision plan (the “Medical Plan”) for all of its full-time employees, including the Named Executive Officers, covering medical costs similar to those covered by many companies with a substantial number of employees. The Medical Plan for Named Executive Officers is a preferred provider organization plan (a “PPO”) and differs from the plan available to other employees in that those officers do not have any co-pay or deductibles or amounts withheld from their salary to pay for their participation in the Medical Plan. The Medical Plan was amended in 2008 to limit the total amount paid as co-pay and deductible to $25,000 per annum for any Named Executive Officer and to continue coverage to age 65 for officers retiring after age 62. Any payment by the Company for Named Executive Officers in excess of amounts not covered by the normal Medical Plan for other officers is taxable to the Named Executive Officer receiving the benefit of such payment; however the Company grosses up the federal income taxes on such medical payments up to the cap described above.

B.	Split-Dollar Life Insurance Plan.

The Company maintains a death benefit plan for its officers which is funded through a split-dollar life insurance plan as described below:

1. Objective. The Executive Split Dollar Plan was implemented to provide a more cost-effective method of paying death benefits for senior management than group term insurance; that is, lower cash expenditures. The Plan provides the executive’s beneficiary with a substantial measure of financial security by providing either a pre-retirement or post-retirement death benefit. This benefit is intended to help attract and retain quality executives.

2. Plan Description. The Executive Split Dollar Plan is an endorsement method arrangement. As such, the Company purchases a life insurance policy on each executive’s life to fund death benefits. The amount of the death benefit is based upon the executive’s total compensation and eligible status. As the policy owner, the Company may exercise all ownership rights granted to the owner thereof by the terms of the policies. The total policy proceeds (death benefit) is split between the Company and the beneficiary(ies) named by the executive. If an executive’s employment with the Company ends before retirement, the officer is given the option of buying the policy on that officer’s life from the Company for the greater of the accumulated current cash value of the policy or the amount paid by the Company to date as premiums for that policy. The Company makes premium payments and the expense is offset by the cash value growth for the period. The cumulative premiums made by the Company will be recovered from the death benefits. The Company does not provide any defined benefit (pension) plan for its Named Executive Officers, and believes that the Executive Split Dollar Plan provides a benefit which partially offsets the lack of a defined benefit plan, but at a much smaller cost to the Company.

The Executive Split Dollar Plan provides the following benefits for the Company’s officers:

Pre-Retirement Death Benefit: The total pre-retirement death benefit is five (5) times each Named Executive Officer’s total annual compensation determined as of July 1 of each plan year. Officers below the Named Executive Officers have a death benefit of three (3) times total annual compensation. For purposes of this plan, total annual compensation is the sum of the officer’s current base salary and last received annual cash incentive compensation. However, if an officer’s compensation drops, the death benefit remains at the prior year’s higher level.

Post-Retirement Death Benefit: The total post-retirement death benefit is 2 1/2 times each Named Executive Officer’s Pre-Retirement benefit as of the date of retirement. Officers below the Named Executive Officers have a death benefit ranging from 1 1/2 to 2 1/2 times such officer’s highest fiscal year cash compensation.

C.	Executive Deferred Compensation Plan.

The Company provides a Non-Qualified Executive Deferred Compensation Plan (the “Deferral Plan”) for a number of the Company’s executives including the Named Executive Officers. Under the Deferral Plan, each covered executive has the right to defer receipt of a portion of his or her total compensation each year. For Named Executive Officers, the Company matches the amount of deferred compensation dollar for dollar up to a maximum of ten percent

(10%) of an executive’s total compensation (salary plus bonuses) for each year. The Company’s matched portion vests at twenty percent (20%) per year in each of years four (4) through eight (8) in order to encourage the retention of the executive receiving the match. Unvested amounts also vest on retirement or termination of the executive’s employment within three (3) years following a change of control of the Company. Retirement means a voluntary separation by an executive upon attaining age 62. For 2009, the Company’s match program was suspended in view of the Company’s disappointing performance and the anticipated continued difficult retail environment for 2009. The match continues to be suspended for 2010.

Deferred amounts (which include vested Company matching contributions) are paid to the executive following the executive’s retirement, death, disability or termination following a change of control over the Company. Those amounts are paid either in a lump sum or over time as the executive elects.

D.	Automobile Allowance.

Each Named Executive Officer receives an automobile allowance of $3,300 per calendar quarter to compensate such individuals for use of their personal automobiles on Company business.

E.	Other.

The Company also pays the membership costs of one (1) business club for the Company’s Chairman. This individual pays for his own personal use of this club. In addition, that same individual was permitted personal use of the Company’s access to a third-party corporate aircraft. During 2009, the total cost to the Company of the club memberships and personal aircraft use was less than $100,000. In addition, the Company provided an apartment for David H. Stovall, Jr., the Company’s Chief Executive Officer who assumed that office in December 2008, until he obtained permanent housing in Jacksonville, Florida at a monthly cost of approximately $2,970. Both the Company’s new Chief Financial Officer, Gregory W. Kleffner, and Chief Merchandising Officer, Brian R. Morrow are reimbursed expenses related to rental housing while obtaining permanent homes in Jacksonville, Florida.

VII. Compensation of Named Executive Officers

A.	Introduction.

In this section of the Company’s Compensation Discussion and Analysis, we discuss the way in which the Company’s compensation plans were specifically applied to each of the Named Executive Officers for fiscal 2008, 2009 and 2010. The Committee continued to follow the philosophy that the Company’s senior officers should receive base compensation just below the 50th percentile for the Company’s Peer Group with incentive compensation programs intended to align the interest of those officers with those of the Company’s stockholders. The Committee for fiscal 2008 concluded that the aggregate of all Named Executive Officers’ base salary merit increases should be within the three percent (3%) limit imposed on other officers and employees of the Company in view of the Company’s continued poor performance. However, for fiscal 2009, the Committee determined that no raises in base salary should be granted to the Named Executive Officers. In fact, and consistent with the policy applied to all of the Company’s management personnel, for 2009 all Named Executive Officers experienced a five percent (5%) reduction in base salary. In 2010, as a result of the improved Company performance for 2009, the Committee reinstated the five percent (5%) reduction, but did not otherwise increase compensation for the Named Executive Officers from the levels of their base salary which existed in 2008. Please see the discussion of the Short-Term Incentive Plan and the Long-Term Incentive Plan above for a fuller understanding of the awards for each of the Named Executive Officers shown below.

B.	Principal Executive Officer:

David H. Stovall, Jr. assumed the role of Chief Executive Officer of the Company in December, 2008, and received the following compensation during 2009 and 2010 to date.

Base Compensation. Mr. Stovall’s base salary was set at the same level as his predecessor or $826,000 under his employment agreement with the Company. As was true for all other salaried employees of the Company, in February, 2009, notwithstanding his employment agreement, Mr. Stovall accepted a five percent (5%) reduction in that base salary, reducing his base salary to $784,700 per year for 2009. Consistent with the treatment of all other salaried employees, the reduction was restored effective January 1, 2010 and for the 2010 fiscal year, reinstating Mr. Stovall’s base compensation at an annual rate of $826,000.

Options. Mr. Stovall received 1 million options for the Company’s shares on December 5, 2008 at an exercise price of $1.25 per share and on January 2, 2009 he received an additional 200,000 options at an exercise price of $1.28 per share. Those option grants were as agreed in his employment agreement and in each case the exercise price was the closing price of the Company’s shares on NASDAQ on the day of grant.

Incentive Compensation:

Short-Term Incentive Plans. Mr. Stovall did not participate in the Company’s 2009 Incentive Compensation Plan (see Section V.B .above). Instead, as set forth in his Employment Agreement with the Company, he was eligible for a cash bonus of up to one hundred percent (100%) of his base salary if certain performance criteria are achieved as established by the Compensation Committee. The Committee in determining Mr. Stovall’s cash bonus considered his existing options and the Company’s performance for 2009 noting that the Company achieved the “Superior” Performance Level for 2009, and awarded Mr. Stovall a cash bonus of $210,000 with respect to 2009. Mr. Stovall will participate in the Company’s 2010 Short-Term Incentive Plan. See Section V.B. above for a fuller explanation of those plans.

Long-Term Incentive Plans. Mr. Stovall will participate in the Company’s 2010 Long-Term Incentive Plan. See Section V.B. above for a fuller explanation of those plans.

C.	Principal Financial Officer:

James G. Delfs, the Company’s Principal/Chief Financial Officer retired from full-time duties with the Company on August 10, 2009.

Base Compensation. Mr. Delfs received $353,800 as base compensation (salary) for 2007 and the same base compensation for 2008. For 2009, as is true for all of the Named Executive Officers, Mr. Delfs accepted a five percent (5%) reduction in that base compensation, to an annual salary of $336,110, beginning February 1, 2009, and received a pro-rata portion of that salary through the date of his retirement. He entered into a revised employment agreement calling for transition services and consulting with the Company effective on his retirement as the Company’s CFO and providing for compensation of $20,000 per month during the nineteen (19) month term of that agreement.

Incentive Compensation:

Short-Term Incentive Plans. As the Company failed to achieve the Threshold Level of earnings per share compared to the Company’s plan (see “Performance Levels” above), no Short-Term Compensation was paid to Mr. Delfs with respect to fiscal 2008. Mr. Delfs participated in the 2009 Incentive Compensation Plans and received 49,700 Performance Shares, 24,850 of which vested on February 1, 2010 and a like amount of which will vest on February 1, 2011.

Long-Term Incentive Plans. While no Long-Term Incentive grant has been made for 2009, in 2007, Mr. Delfs received 23,600 Options deemed to have a grant date present value of $141,520 subject to vesting as described above (see “Long-Term Incentive Compensation”) with an exercise price at the market price on the day of grant which was $14.53. In addition for 2007 Mr. Delfs received Performance Shares; however, as the aggregate 2007 - 2009 target performance levels of earnings per share were not achieved, none of those shares vested and all of such shares have been forfeited. See “Long-Term Incentive Compensation” above for a description of the vesting of the options and the criteria for earning the Performance Shares.

In 2008, Mr. Delfs received 24,030 Restricted Shares which will not vest as he will not have met the three (3) year service requirement. Additionally, Mr. Delfs received Performance Shares, which, if the aggregate 2008 – 2010 target performance levels of earnings per share are achieved would have a target value (based on the plan’s percentage of base salary applicable to this Named Executive Officer, and calculated at the closing price for the Company’s shares on the day of the grant) of $144,287. It is unlikely those Performance Goals will be met. See “Long-Term Incentive Compensation” above for a description of the criteria for earning the Performance Shares.

Mr. Delfs does not participate in the 2010 Short-Term and Long-Term Incentive Plans.

Gregory W. Kleffner became the Company’s Chief Financial Officer and replaced Mr. Delfs effective August 10, 2009.

Base Compensation. Mr. Kleffner’ base compensation for 2009 was $350,000 as established by his employment agreement when he was hired. He also received options for 30,000 shares of the Company’s common stock at an exercise price of $11.03, the closing price of the Company’s shares on NASDAQ on the day of the grant.

Incentive Compensation:

Short-Term Incentive Plans. Mr. Kleffner participated in the Company’s 2009 combined Short-Term and Long-Term Incentive Plans as though he had been employed for one-half of the year thus being entitled to fifty percent (50%) of the Performance Shares he would have earned had he been employed as the Company’s Chief Financial Officer for the entire year. As the Company achieved the “Superior” Performance Level for 2009, Mr. Kleffner received a grant of 25,877 Performance Shares, one-half of which or 12,939 shares vested as the end of fiscal 2009 and the remaining half of which will vest, if at all, if Mr. Kleffner continues to meet the Service Requirement at the end of fiscal 2010. Mr. Kleffner also participates in the 2010 Short-Term Incentive Plan. See Section V.B. for an explanation of the 2010 plan.

Long-Term Incentive Plans. Mr. Kleffner will participate in the Company’s 2010 Long-Term Incentive Plans. See Section V.B. above for a fuller explanation of that plan.

D.	Principal Administrative Officer:

David H. (Hunt) Hawkins, the Company’s Executive Vice-President, Chief Administrative Officer received the following compensation for 2009 and 2010 to date:

Base Compensation. Mr. Hawkins’ initial base compensation for 2008 was $370,000. As was true for all salaried employees of the company, Mr. Hawkins accepted a five percent (5%) reduction in that base compensation, to $351,500, beginning February 1, 2009. Consistent with the treatment of all other salaried employees, the reduction was restored effective January 1, 2010 and for the 2010 fiscal year, reinstating Mr. Hawkins’ base compensation at an annual rate of $370,000.

Incentive Compensation:

Short-Term Incentive Plans. As the Company failed to achieve the Threshold Level of earnings per share compared to the Company’s Plan (see “Performance Levels” above), no Short-Term Compensation was paid to Mr. Hawkins with respect to fiscal 2008. Mr. Hawkins participated in the Company’s 2009 combined Short-Term and Long-Term Incentive Plans. As the Company achieved the “Superior” Performance Level for 2009, Mr. Hawkins received a grant of 107,647 Performance Shares, one-half of which, or 53,824 shares, vested at the end of fiscal 2009 and the remaining half of which will vest, if at all, if Mr. Hawkins continues to meet the Service Requirement at the end of fiscal 2010. Mr. Hawkins also participates in the 2010 Short-Term Incentive Plan. See Section V.B. for an explanation of the 2010 plan.

Long-Term Incentive Plans. While no Long-Term Incentive grant has been made for 2009, in 2007, Mr. Hawkins received 28,400 Options deemed to have a grant date present value of $170,400 subject to vesting as described above (see “Long-Term Incentive Compensation”) with an exercise price at the market price on the day of grant which was $14.53. In addition, in 2007 he received Performance Shares under the 2007 Long-Term Incentive Plan; however, as the aggregate 2007 – 2009 target performance levels of earnings per share were not achieved, none of those shares vested and all such shares have been forfeited. See “Long-Term Incentive Compensation” above for a description of the vesting of the options and the criteria for earning the Performance Shares.

In 2008, Mr. Hawkins also received 30,120 Restricted Shares which will fully vest on the 3rd anniversary of the grant date. The Long-Term Incentive Compensation Plans for 2008 provided Performance Goals to be realized over a three-year rolling period. It is unlikely those Performance Goals will be met. See “Long-Term Incentive Compensation” above for a description of the criteria for earning the Performance Shares.

Mr. Hawkins will participate in the Company’s 2010 Long-Term Incentive Plans.

E.	Principal Merchandising Officer:

Brian R. Morrow became the Company’s Principal/Chief Merchandising Officer effective January 31, 2010, filling a position which had been vacant during 2009. Mr. Morrow will receive the following compensation for 2010:

Base Compensation. Mr. Morrow’s base compensation for 2010 is $525,000. He received a one-time payment of $100,000 to cover relocation costs as well as reimbursement of his direct moving expenses, and a one-time payment of $100,000 as a “reporting bonus.”

Incentive Compensation. Mr. Morrow will participate in the Company’s Short-Term and Long-Term Incentive Plans for 2010. See Section V.B. above for a fuller explanation of those plans.

F.	Senior Vice President – General Merchandising Manager

William D. Moll served as the Company’s Senior Vice-President and General Merchandising Manager until he separated from the Company on February 2, 2010. He received the following compensation for 2008 and 2009:

Base Compensation. Mr. Moll’s initial base compensation for 2008 was $459,500. For 2009, as is true for all of the Named Executive Officers, Mr. Moll accepted a five percent (5%) reduction in that base compensation, to $436,525, beginning February 1, 2009. Consistent with the treatment of all other salaried employees, the reduction was restored effective January 1, 2010 and for the 2010 fiscal year, reinstating Mr. Moll’s base compensation at an annual rate of $459,500 until his departure from the Company.

Incentive Compensation:

Short-Term Incentive Plans. As the Company failed to achieve the Threshold Level of earnings per share compared to the Company’s Plan (see “Performance Levels” above), no Short-Term Compensation was paid to Mr. Moll with respect to fiscal 2008. Mr. Moll participated in the Company’s 2009 combined Short-Term and Long-Term Incentive Plans. As the Company achieved the “Superior” Performance Level for 2009, Mr. Moll received a grant of 133,686 Performance Shares, one-half of which or 66,843 shares vested at the end of fiscal 2009 and the remaining half of which was forfeited as Mr. Moll will not meet the Service Requirement at the end of fiscal 2010. Mr. Moll will not participate in the 2010 Short-Term Incentive Plan.

Long-Term Incentive Plans. While no Long-Term Incentive grant has been made for 2009, in 2007, Mr. Moll received 35,600 Options deemed to have a grant date present valued of $213,840 subject to vesting as described above (see “Long-Term Incentive Compensation”) with an exercise price at the market price on the day of grant which was $14.53. In accordance with the Company’s Omnibus Plan, Mr. Moll has ninety (90) days to exercise those Options and it is unlikely that he will do so as the Options are “under water” at the current price of the Company’s shares. In addition, in 2007 he received Performance Shares under the 2007 Long-Term Incentive Plan; however, as the aggregate 2007 – 2009 target performance levels of earnings per share were not achieved, none of those shares vested and all such shares have been forfeited. See “Long-Term Incentive Compensation” above for a description of the vesting of the options and the criteria for earning the Performance Shares.

In addition, in 2008, Mr. Moll received 34,980 Restricted Shares none of which vested as of the date of his separation from the Company and all of which were forfeited as unvested.

G.	Director of Stores:

Michael D. Ray, the Company’s Senior Vice-President, Director of Stores received the following compensation for 2009 and 2010 to date:

Base Compensation. Mr. Ray received $326,250 as base compensation (salary) for 2008 which continued to place Mr. Ray at or below the 40th percentile of base compensation paid to similar officers by the Peer Group of companies. That base compensation is consistent with the Company’s principle of maintaining base compensation at approximately the mid-range of the Peer Group. For 2009, as is true for all of the Named Executive Officers, Mr. Ray accepted a five percent (5%) reduction in that base compensation, to $309,938, beginning February 1, 2009. Consistent with the treatment of all other salaried employees, the reduction was restored effective January 1, 2010 and for the 2010 fiscal year, reinstating Mr. Ray’s base compensation at an annual rate of $326,250.

Incentive Compensation:

Short-Term Incentive Plans. As the Company failed to achieve the Threshold Level of earnings per share compared to the Company’s Plan (see “Performance Levels” above), no Short-Term Compensation was paid to Mr. Ray with respect to fiscal 2008. Mr. Ray participated in the Company’s 2009 combined Short-Term and Long-Term Incentive Plans. As the Company achieved the “Superior” Performance Level for 2009, Mr. Ray received a grant of 45,830 Performance Shares, one-half of which or 22,915 shares vested at the end of fiscal 2009 and the remaining half of which will vest, if at all, if Mr. Ray continues to meet the Service Requirement at the end of fiscal 2010. Mr. Ray also participates in the 2010 Short-Term Incentive Plan. See Section V.B. for an explanation of the 2010 plan.

Long-Term Incentive Plans. While no Long-Term Incentive grant has been made for 2009, in 2007 Mr. Ray received 21,100 Options deemed to have a grant date present value of $126,500 subject to vesting as described above (see “Long-Term Incentive Compensation”) with an exercise price at the market price on the day of grant which was $14.53. In addition, in 2007 he received Performance Shares under the 2007 Long-Term Incentive Plan; however, as the aggregate 2007 – 2009 target performance levels of earnings per share were not achieved, none of those shares vested and all such shares have been forfeited. See “Long-Term Incentive Compensation” above for a description of the vesting of the options and the criteria for earning the Performance Shares.

In 2008, Mr. Ray also received 22,780 Restricted Shares which will fully vest on the 3rd anniversary of the grant date. The Long-Term Incentive Compensation Plans for 2008 provided Performance Goals to be realized over a three (3) year rolling period. It is unlikely those Performance Goals will be met. See “Long-Term Incentive Compensation” above for a description of the criteria for earning the Performance Shares.

VIII. Tax Limitations on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code, enacted in 1993, precludes a public company from deducting compensation of more than $1 million each for its Named Executive Officers. Certain performance-based compensation is exempt from this limitation. The Compensation Committee has reviewed the impact of §162(m) and believes that the Company’s current compensation plans are unlikely to generate any material compensation in excess of the §162(m) limits. The Company believes its Incentive Plans meet the performance-based compensation exemption from the deductibility limitation of §162(m).

IX. Changes from Prior Years

The Company has made several changes in an effort to further align its executive compensation practices to the achievement of the Company’s goals. For 2009, the Company combined its Long-Term and Short-Term Incentive Plans and established Performance Levels as described in Section V above based solely on achieving cash flow goals. For 2010, for the Named Executive Officers and general counsel, the Company restored the separate Short-Term and Long-Term Incentive Plans and established Performance Goals based solely on Operating Income for the Short-Term Incentive Plan, and established twin Performance Goals based on Operating Income and Comparable Store Sales for the Long-Term Incentive Plan. The Company believes these changes are beneficial and more closely tie the Participants’ economic benefits to the Company’s long-term goal of being well positioned to increase gross revenue and profitability as the retail economic environment improves.

COMPENSATION COMMITTEE REPORT

March 2010

The Compensation Committee, comprised entirely of independent directors, reviewed and discussed the above Compensation Discussion & Analysis with the Company’s management. Based on the review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion & Analysis be included in these Proxy materials and incorporated by reference into the Annual Report on Form 10-K for the year ended January 30, 2010.

Richard L. Sisisky, Chairman

Ralph Alexander

Alvin R. Carpenter

Martin E. Stein, Jr.

EXECUTIVE COMPENSATION

The Summary Compensation Table summarizes the total compensation for each of the Named Executive Officers for 2009, 2008 and 2007. Compensation was paid to the Named Executive Officers under each of (i) the officers’ employment contracts; (ii) the Company’s Short-Term and Long-Term incentive programs; and (iii) the Company’s Non-Qualified Deferred Compensation Plan.

Each of the Named Executive Officers has entered into employment agreements with the Company which, among other things, contain the following provisions:

a. Term. The employment agreements are each for an initial period of two (2) years and do not automatically renew for additional periods. The employment agreements may be terminated before the end of their terms by the Company with or without cause or by the Named Executive Officer with or without good reason.

b. Responsibilities. The employment agreements outline the responsibilities of each of the Named Executive Officers to devote, among other things, their full business time and attention to the affairs of the Company.

c. Compensation. The employment agreements provide for base compensation to each Named Executive Officer, which compensation is reviewed annually by the Compensation Committee. Bonuses are also paid on an annual incentive bonus program which is formula-driven (see Section V of the Compensation Discussion & Analysis) and each officer receives Long-Term Incentive Compensation, as appropriate, paid in the form of equity-based compensation (see Section V of the Compensation Discussion & Analysis). In addition, each Named Executive Officer is entitled to participate in the Company’s Non-Qualified Deferred Compensation Plan as more fully described below.

d. Effect of Termination. In the event a Named Executive Officer is terminated by the Company for cause or if the Named Executive Officer leaves during the employment term without good reason, then the Company’s only obligations to the executive are to pay his or her base salary through the date of termination, and to provide such other benefits as have been vested. A material reduction in a Named Executive Officer’s responsibilities may constitute “good reason” for termination by the Named Executive Officer.

However, if the Named Executive Officer is terminated by the Company without cause, or if he or she terminates his or her employment for good reason, or in the event the Company fails to renew the Named Executive Officer’s contract on expiration, then in addition to payment of base salary through the termination date, the Named Executive Officer is entitled to receive one hundred percent (100%) of his or her current annual base salary paid out over a continuation period ranging from twelve (12) to twenty four (24) months following his or her termination. During the continued payment period, he or she also receives continued coverage under the Company’s medical, life and disability insurance programs. Finally, if such termination without cause (by the Company) or for good reason (by the executive) occurs within two (2) years following a change of control, then the severance payment is two hundred percent (200%) of such officer’s target bonus in the year of termination in addition to two hundred percent (200%) of base salary.

e. Death and Disability. The employment agreements also provide that in the event of the Named Executive Officer’s death, his or her estate shall receive annual base compensation through the end of the month during which the death occurred, plus whatever bonus the Named Executive Officer was entitled to for the year during which the death occurred. Normal payments will also be made for the Named Executive Officer’s benefit under the Company’s other benefit plans in which he or she was a participant. In the event that termination is a result of permanent disability, such Named Executive Officer may be terminated if he or she does not recover within six (6) months following the onset of the disability, and the executive will receive a pro rata portion of his or her bonus for the year in which the termination occurred, and an additional nine (9) months base compensation following termination, as well as payment of benefits from any of the Company’s benefit plans in which the disabled executive was a participant; however, in the event of termination for complete disability of David H. Stovall, Jr., he would be eligible to receive benefits provided to executives under the Company’s insured Long-Term Disability benefit in lieu of the nine (9) months salary continuation.

f. Restrictive Covenant. Each executive agrees to maintain all of the Company’s trade secrets fully confidential, in perpetuity, and agrees to certain non-competition and non-solicitation provisions in favor of the Company.

g. Internal Revenue Code Section 409A. In each case the employment agreements of the Named Executive Officers contain provisions intended to comply with Internal Revenue Code Section 409A which may have the effect of postponing payments received by the Named Executive Officers following the termination of their employment with the Company.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table summarizes the compensation paid or accrued by the Company for services rendered during the years indicated to the Company’s Chief Executive Officer and Chief Financial Officer and each of the Company’s other Named Executive Officers whose compensation (other than non-qualified deferred compensation plan earnings), exceeded $100,000 during the year ended January 30, 2010.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)		Total ($)

David H. Stovall, Jr. President and Chief Executive Officer	2009 2008	$ $	753,725 125,488	— —		— —	$	— 696,780	$210,000 —	— —	$ $	153,140 156,957	$ $	1,116,865 979,225

Gregory W. Kleffner Executive Vice President, Chief Financial Officer (6)	2009		$152,564	—		$285,423		$209,673	—	—		$20,002		$667,662

James G. Delfs Former Senior Vice President, Finance and Chief Financial Officer (7)(8)	2009 2008 2007	$ $ $	236,064 353,800 353,800	— — —	$ $	57,156 136,572 —	$	— — 146,502	— — —	$47,334 — —	$ $ $	84,823 139,756 132,064	$ $ $	425,377 630,128 632,366

D. Hunt Hawkins Executive Vice President, Chief Administrative Officer	2009 2008 2007	$ $ $	337,625 368,750 355,000	— — —	$ $	123,794 171,188 —	$	— — 176,299	— — —	$34,636 — —	$ $ $	90,156 74,367 98,140	$ $ $	568,211 614,305 629,439

William A. Moll Senior Vice President, General Merchandising Manager	2009 2008 2007	$ $ $	419,294 458,333 445,500	— — —	$ $	153,739 199,035 —	$	— — 220,994	— — —	$16,480 — —	$ $ $	71,789 130,747 157,328	$ $ $	661,302 788,115 823,822

Michael D. Ray Senior Vice President, Director of Stores	2009 2008 2007	$ $ $	297,703 325,417 316,250	— — —	$ $	52,705 129,409 —	$	— — 130,982	— — —	$7,202 — —	$ $ $	92,632 107,947 120,597	$ $ $	450,242 562,773 567,829

(1)	The amounts reflect the aggregate grant date fair value computed in accordance with ASC Topic 718 of stock awards made during the fiscal years indicated. Forfeiture estimates have been disregarded in determining the amounts indicated. The grant date fair value of restricted stock awards and units was based on the closing price of the Common Stock on the applicable grant dates.
(2)	The amounts reflect the aggregate grant date fair value computed in accordance with ASC Topic 718 of option awards made during the fiscal years indicated. Forfeiture estimates have been disregarded in determining the amounts indicated. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model with the expected term for fiscal years 2007, 2008 and 2009 being derived via a lattice model. The grant date fair value of stock option awards was determined based on the assumptions in the following chart for grants made during each fiscal year indicated.

	Fiscal Years
Assumptions	2009	2008	2007
Weighted average volatility	66.1%	58.7%	46.2%
Weighted average dividend yield	0.0%	0.0%	2.1%
Weighted average risk-free interest rate	2.8%	1.5%	4.4%
Weighted average expected term	6.0 years	4.1 years	4.8 years

(3)	The amounts reflect the cash bonus awards to the named individuals under the Company’s Short-Term Incentive Plan.
(4)	The amounts reflect the above-market earnings on the non-tax-qualified deferred compensation for each Named Executive Officer. The preferential earnings are computed by taking the earnings for deferred compensation plans and subtracting a rate of return using one hundred twenty percent (120%) of the applicable federal long-term rate (AFR).
(5)	The amounts reflected are:

Name	Year	Perquisites and Other Personal Benefits ($)(*)	Premiums Paid Relating To Executive Split- Dollar Plan ($)	Company Contributions to 401(k) Plans ($)	Company Contributions to Deferred Compensation Plans ($)	Relocation Expenses ($)	Total ($)
David H. Stovall, Jr.	2009	$61,307	$76,318	—	—	$15,515	$153,140
Gregory W. Kleffner	2009	$15,932	$1,214	—	—	$2,856	$20,002
James G. Delfs	2009	$23,868	$60,755	$200	—	—	$84,823
D. Hunt Hawkins	2009	$52,554	$37,294	$308	—	—	$90,156
William A. Moll	2009	$33,908	$37,499	$382	—	—	$71,789
Michael D. Ray	2009	$33,556	$58,805	$271	—	—	$92,632

*	No single item exceeds the greater of $25,000 or ten percent (10%) of the aggregate value of all perquisites and personal benefits received by any of the Named Executive Officers, except for 2009 medical benefit payments not provided to non-executive employees (which includes excess medical, dental & vision payments plus a tax gross up based on these amounts) in the amount of $46,212 for Mr. Stovall and $37,459 for Mr. Hawkins. All perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to the Company
(6)	Mr. Kleffner’s date of hire was August 10, 2009.
(7)	Mr. Delf’s last day served as Chief Financial Officer, before retiring from full time duties, was August 9, 2009.
(8)	The 2009 salary includes $100,000 earned pursuant to Mr. Delf’s Amended and Restated Employment Agreement made as of June 4, 2009.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR ENDED JANUARY 30, 2010

The following table shows the Plan-Based awards granted to each Named Executive Officer during the fiscal year ended January 30, 2010.

In each case, except as noted in note (3) below, awards of options are subject to the Company’s normal five (5) year vesting schedule.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Option (#)(4)	Exercise or Base Price of Option Awards ($/Sh) (5)		Grant Date Fair Value of Stock and Option Awards ($)

David H. Stovall, Jr.	N/A	$60,000	$120,000	$210,000	—	—	—	—	—		—		—

Gregory W. Kleffner (6)	07/31/09 07/31/09	— —	— —	— —	9,728 —	19,457 —	25,877 —	— —	— 30,000	$	— 11.03	$ $	285,423 209,673

James G. Delfs (7)	02/20/09	—	—	—	18,684	37,369	49,701	—	—		—		$57,156

D. Hunt Hawkins	02/20/09	—	—	—	22,797	45,593	107,647	—	—		—		$123,794

William A. Moll	02/20/09	—	—	—	28,311	56,622	133,686	—	—		—		$153,739

Michael D. Ray	02/20/09	—	—	—	17,229	34,459	45,830	—	—		—		$52,705

(1)	Mr. Stovall earned the maximum amount in fiscal 2009.
(2)	The amounts reflect the Long-Term Compensation awards of performance shares which is fifty percent (50%) of the target amount. The maximum amounts are one hundred thirty three percent (133%) of the target amount except for those shares for Mr. Hawkins and Mr. Moll which are 175% of target without taking into account the aggregate equity-based run rate cap.
(3)	If the performance goals are met, fifty percent (50%) of the awards vest on February 1, 2010 and remaining fifty percent (50%) vest on February 1, 2011 if the associate is employed on that date.
(4)	The amounts reflect options granted to Mr. Kleffner per his Option Award Agreement dated July 31, 2009.
(5)	The amount shown represents the closing price of the Company’s Common Stock on NASDAQ on the grant date.
(6)	Mr. Kleffner’s date of hire was August 10, 2009.
(7)	Mr. Delf’s last day served as Chief Financial Officer, before retiring from full time duties, was August 9, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR ENDED JANUARY 30, 2010

The following table shows the outstanding equity awards for each Named Executive Officer as of the fiscal year ended January 30, 2010.

Name	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)

David H. Stovall, Jr.			1,000,000 200,000	(2) (2)	$ $	1.25 1.28	12/05/15 12/05/15

Gregory W. Kleffner (3)			30,000	(4)		$11.03	07/31/19				25,877	(5)	$204,428

James G. Delfs (6)	10,000 22,690 12,573 6,237	(7) (8) (8) (8)	11,690 25,527 12,663 23,600	(8) (8) (8) (8)	$ $ $ $ $	8.90 20.81 17.32 15.41 14.53	01/29/12 02/29/12 03/21/13 06/06/13 03/02/14	39,390	(9)	$311,181	66,881	(10)	$528,360

D. Hunt Hawkins	10,000 21,040 11,550 5,676	(7) (8) (8) (8)	10,840 23,450 11,524 28,400	(8) (8) (8) (8)	$ $ $ $ $	8.90 20.81 17.32 15.41 14.53	01/29/12 02/29/12 03/21/13 06/06/13 03/02/14	44,280	(11)	$349,812	229,207	(12)	$1,810,735

William A. Moll	65,000 14,440 7,854 4,290	(7) (8) (8) (8)	7,440 15,946 8,710 35,600	(8) (8) (8) (8)	$ $ $ $ $	5.66 20.81 17.32 15.41 14.53	08/29/13 02/29/12 03/21/13 06/06/13 03/02/14	44,630	(13)	$352,577	260,456	(14)	$2,057,602

Michael D. Ray	50,000 10,000 19,800 11,352 5,577	(7) (7) (8) (8) (8)	10,200 23,048 11,323 21,100	(8) (8) (8) (8)	$ $ $ $ $ $	7.98 8.90 20.81 17.32 15.41 14.53	08/06/11 01/29/12 02/29/12 03/21/13 06/06/13 03/02/14	36,440	(15)	$287,876	61,670	(16)	$487,193

(1)	The market value is determined by multiplying the number of shares times the closing price of the Company’s stock on NASDAQ as of the last day of the fiscal year. The closing price of the Company’s stock on January 29, 2010 was $7.90. The actual value will depend on the fair market value on the date of vesting.
(2)	Options granted on 12/5/2008 and 1/2/2009 vest at thirty three percent (33%) on the first anniversary date, another thirty three percent (33%) on the second anniversary date and the final thirty four percent (34%) on the third anniversary date, and expire on the date shown, which is the seventh anniversary of the 12/05/08 grant. Upon termination, except for death, disability, retirement or change of control, unvested options are forfeited.
(3)	Mr. Kleffner’s date of hire was August 10, 2009.
(4)	Options granted 7/31/2009 vest at thirty three percent (33%) on the first anniversary date, another thirty three percent (33%) on the second anniversary date and the final thirty four percent (34%) on the third anniversary date, and expire on the date, which is the tenth anniversary of the grant. Upon termination, except for death, disability, retirement or change of control, unvested options are forfeited.
(5)	The number of shares is based upon the Superior Level of performance due to the Company achieving the designated net borrowings goal for 2009. Fifty percent (50%) of the shares will vest on February 1, 2010 and, if still employed on February 1, 2011, the remaining fifty percent (50%) will vest at that time.
(6)	Mr. Delf’s last day served as Chief Financial Officer, before retiring from full time duties, was August 9, 2009.
(7)	Options grated 8/6/2001, 1/29/2002 and 8/29/2003 vest at thirty three percent (33%) on the third anniversary, another thirty three percent (33%) on the fourth anniversary and the final thirty four percent (34%) on the fifth anniversary date, and expire on the date, which is the tenth anniversary of the grant. Upon termination, except for death, disability, retirement or change in control, unvested options are forfeited.
(8)	Options granted 2/28/2005, 3/21/2006, 6/6/2006 and 3/2/2007 vest at thirty three (33%) on the third anniversary date, another thirty three percent (33%) on the fourth anniversary date and the final thirty four percent (34%) on the fifth anniversary date, and expire on the date, which is the seventh anniversary of their grant. Upon termination, except for death, disability, retirement or change of control, unvested options are forfeited.
(9)	The number of restricted stock awards consist of (1) 6,610 shares that cliff vest on March 1, 2012, the seventh anniversary of the grant, unless a pre-determined performance goal was met during the second year following the year of grant, at which time vesting would have been accelerated to March 1, 2008 plus (2) 8,750 shares that cliff vest on March 21, 2013, the seventh anniversary of the grant, unless a pre-determined performance goal was met during the second year following the year of grant, at which time vesting would have been accelerated to March 21, 2009 plus (3) 16,030 shares that cliff vest on March 20, 2011 plus (4) 8,000 shares that cliff vest on June 2, 2011.
(10)	The number of shares is based upon 17,180 shares, the Threshold Level of performance if a pre-determined cumulative three (3) year EPS goal is achieved for fiscal years 2008 – 2010, plus 49,701 shares, the Superior Level of performance for the Company achieving the designated net borrowing goal for 2009. If the three (3) year EPS goal for 2008 – 2010 is met, the 17,180 shares will vest on March 20, 2011 and since the Company did achieve the Superior net borrowing performance level for 2009, fifty percent (50%) (24,850) of the shares will vest on February 1, 2010 and, if still employed on February 1, 2011, the remaining fifty percent (50%) (24,851) will vest at that time.
(11)	The number of restricted stock awards consist of (1) 6,130 shares that cliff vest on March 1, 2012, the seventh anniversary of the grant, unless a pre-determined performance goal was met during the second year following the year of grant, at which time vesting would have been accelerated to March 1, 2008 plus (2) 8,030 shares that cliff vest on March 21, 2013, the seventh anniversary of the grant, unless a pre-determined performance goal was met during the second year following the year of grant, at which time vesting would have been accelerated to March 21, 2009 plus (3) 20,120 shares that cliff vest on March 20, 2011 plus (4) 10,000 shares that cliff vest on June 2, 2011.
(12)	The number of shares is based upon (1) 100,000 shares, fifty percent (50%) of which vest at the time the stock trades at a pre-determined price for 20 consecutive trading days and another fifty percent (50%) of which vest at the time the stock trades at a higher pre-determined price for 20 consecutive trading days (this grant expires on September 22, 2010), plus (2) 21,560 shares, based upon the Threshold Level of performance if a three (3) year EPS goal is achieved for the fiscal years 2008 – 2010, which would vest on March 20, 2011, plus (3) 107,647 shares, the Superior Level of performance for the Company achieving the designated net borrowing goal for 2009. Since the Company did achieve the Superior net borrowing performance level for 2009, fifty percent (50%) (53,823) of the shares will vest on February 1, 2010 and, if still employed on February 1, 2011, the remaining fifty percent (50%) (53,824) will vest at that time.
(13)	The number of restricted stock awards consist of (1) 4,200 shares that cliff vest on March 1, 2012, the seventh anniversary of the grant, unless a pre-determined performance goal was met during the second year following the year of grant, at which time vesting would have been accelerated to March 1, 2008 plus (2) 5,450 shares that cliff vest on March 21, 2013, the seventh anniversary of the grant, unless a pre-determined performance goal was met during the second year following the year of grant, at which time vesting would have been accelerated to March 21, 2009 plus (3) 24,980 shares that cliff vest on March 20, 2011 plus (4) 10,000 shares that cliff vest on June 2, 2011.

(14)	The number of shares is based upon (1) 100,000 shares, fifty percent (50%) of which vest at the time the stock trades at a pre-determined price for 20 consecutive trading days and another fifty percent (50%) of which vest at the time the stock trades at a higher pre-determined price for 20 consecutive trading days (this grant expires on September 22, 2010), plus (2) 26,770 shares, based upon the Threshold Level of performance if a three (3) year EPS goal is achieved for the fiscal years 2008 – 2010, which would vest on March 20, 2011, plus (3) 133,686 shares, the Superior Level of performance for the Company achieving the designated net borrowing goal for 2009. Since the Company did achieve the Superior net borrowing performance level for 2009, fifty percent (50%) (66,843) of the shares will vest on February 1, 2010 and, if still employed on February 1, 2011, the remaining fifty percent (50%) (66,843) will vest at that time.
(15)	The number of restricted stock awards consist of (1) 5,770 shares that cliff vest on March 1, 2012, the seventh anniversary of the grant, unless a pre-determined performance goal was met during the second year following the year of grant, at which time vesting would have been accelerated to March 1, 2008 plus (2) 7,890 shares that cliff vest on March 21, 2013, the seventh anniversary of the grant, unless a pre-determined performance goal was met during the second year following the year of grant, at which time vesting would have been accelerated to March 21, 2009, plus (3) 14,780 shares that cliff vest on March 20, 2011, plus (4) 8,000 shares that cliff vest on June 2, 2011.
(16)	The number of shares is based upon 15,840 shares, the Threshold Level of performance if a pre-determined cumulative three (3) year EPS goal is achieved for fiscal years 2008 – 2010, plus 45,830 shares, the Superior Level of performance for the Company achieving the designated net borrowing performance level for 2009. If the three (3) year EPS goal for 2008 – 2010 is met, the 15,840 shares will vest on March 20, 2011 and since the Company did achieve the Superior net borrowing performance level for 2009, fifty percent (50%) (22,915) of the shares will vest on February 1, 2010 and, if still employed on February 1, 2011, the remaining fifty percent (50%) (22,915) will vest at that time.

NON-QUALIFIED DEFERRED COMPENSATION FOR FISCAL YEAR ENDED JANUARY 30, 2010

Compensation under the Non-Qualified Deferred Compensation Table summarizes amounts paid on behalf of each Named Executive Officer under the Company’s Non-Qualified Deferred Compensation Plan (the “Plan”) which, among other provisions for years prior to 2009, provides that the Company will match the Named Executive Officers’ contributions to the Plan, dollar for dollar, up to a maximum of ten percent (10%) of the executive’s total compensation (salary plus bonuses); however the Company’s portion of the contribution vests twenty percent (20%) per year in each of years four (4) through eight (8) (with accelerated vesting on retirement, termination, or a change of control). Amounts under the Plan may be withdrawn following termination of employment either in a lump-sum or over time as each Named Executive Officer shall elect.

Benefits under the Non-Qualified Deferred Compensation Plan are payable following a participant’s retirement (on or after age 62) as well as following a separation from the Company for reasons other than retirement, subject to vesting requirements as described above, and on death or permanent disability. However, upon the showing of a financial hardship and receipt of approval from the Compensation Committee, an executive may be allowed to access funds in his or her deferred compensation account earlier than would otherwise be available.

Amounts credited to each Named Executive Officer’s account will receive earnings/(loss) depending upon the investment option elected by each named executive. The following table shows the current investment options available under the Company’s Non-Qualified Deferred Compensation Plan and their annual rate of return for the calendar year ended December 31, 2009.

Fund	Annual Rate of Return	Fund	Annual Rate of Return
Model Portfolio – Conservative	15.86%	T Rowe Price Equity Income II	25.25%
Model Portfolio – Moderate/Conservative	21.29%	Dreyfus Stock Index Initial	26.33%
Model Portfolio – Moderate	25.93%	Oppenheimer VA Capital Appreciation NS	44.52%
Model Portfolio – Moderate/Aggressive	30.19%	Goldman Sachs VIT Mid Cap Value	33.15%
Model Portfolio – Aggressive	34.54%	Morgan Stanley UIF Mid Cap Growth I	57.66%
Nationwide NVIT Money Market V	0.06%	Royce Capital Small Cap	35.20%
PIMCO VIT Total Return Admin	14.03%	Vanguard VIF Small Company Growth	39.38%
PIMCO VIT Real Return Admin	18.35%	Oppenheimer VA Global Securities NS	39.77%
LASSO Long and Short Strategic Opportunities	13.13%	MFS VIT II International Value Svc	25.11%

The earnings (loss) realized by each of the Named Executive Officers is reflected in the table below:

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings/(Loss) in Last Fiscal Year ($)(1)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)(2)
David H. Stovall, Jr.	—	—	—	—	—
Gregory W. Kleffner	—	—	—	—	—
James G. Delfs(3)	—	—	$73,814	$322,839	$246,867
D. Hunt Hawkins	—	—	$54,431	$212,242	$212,893
William A. Moll	—	—	$39,588	$302,163	$170,169
Michael D. Ray	—	—	$22,154	$212,288	$89,856

(1)	The amount reflected for each of the Named Executive Officers includes above-market earnings reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column in the Summary Compensation Table of the following amounts for 2009: $47,334 for Mr. Delfs; $34,636 for Mr. Hawkins; $16,480 for Mr. Moll and $7,202 for Mr. Ray
(2)	The following aggregate balances existed at the end of the fiscal year 2008 for each of the Named Executive Officers: $495,892 for Mr. Delfs; $370,704 for Mr. Hawkins; $432,744 for Mr. Moll and $279,990 for Mr. Ray. These balances include the following amounts previously reported in Summary Compensation Tables in prior years for each of the Named Executive Officers: $526,554 for Mr. Delfs; $394,146 for Mr. Hawkins; $334,859 for Mr. Moll and $363,416 for Mr. Ray. 2006 was the first year that Mr. Moll was reported in the Summary Compensation Table.
(3)	Mr. Delf’s last day to serve as Chief Financial Officer, before retiring from full time duties, was August 9, 2009.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Each of the Named Executive Officers has entered into employment agreements with the Company which, among other things, contain the following provisions:

Termination: The Company has the right to terminate any Named Executive Officer at any time, with or without cause. Likewise, a Named Executive Officer is able to terminate his or her employment for “good reason” or for no reason. “Good reason” includes, among other things, a material reduction in the Named Executive Officer’s compensation or benefits which is materially more adverse to the executive than similar reductions applicable to other executives of a similar level of status within the Company, and the assignment to the Named Executive Officer of duties which results in a material diminution in such position, authority, duties or responsibilities and which could reasonably be believed to be demeaning.

With Cause or Without Good Reason: In the event a Named Executive Officer is terminated by the Company for cause or if the Named Executive Officer leaves during the employment term without good reason, then the Company’s only obligations to the executive are to pay his or her base salary through the date of termination, and to provide such other benefits as have been vested.

Without Cause or For Good Reason: If the Named Executive Officer, is terminated by the Company without cause, or if he or she terminates his or her employment for good reason, or in the event the Company fails to renew the Named Executive Officer’s contract on expiration, then in addition to payment of base salary through the termination date, the Named Executive Officer is entitled to receive one hundred percent (100%) of his or her current annual base salary paid out over a continuation period ranging from 12 (twelve) to 24 (twenty-four) months following his or her termination. During the continued payment period, he or she also receives continued coverage under the Company’s medical, life and disability insurance programs. Finally, if such termination without cause (by the Company) or for good reason (by the executive) occurs within two (2) years following a change of control, then the severance payment is two hundred percent (200%) of such officer’s target bonus in the year of termination in addition to two hundred percent (200%) of base salary.

Death and Disability: The employment agreements also provide that in the event of the Named Executive Officer’s death, his or her estate shall receive annual base compensation through the end of the month during which the death occurred, plus whatever bonus the Named Executive Officer was entitled to for the year during which the death occurred. Normal payments will also be made for the Named Executive Officer’s benefit under the Company’s other benefit plans in which he or she was a participant. In the event that termination is a result of permanent disability, such Named Executive Officer may be terminated if he or she does not recover within six months following the onset of the disability, and the executive will receive a pro rata portion of his or her bonus for the year in which the termination occurred, and an additional nine (9) months base compensation following termination, as well as payment of benefits from any of the Company’s benefit plans in which the disabled executive was a participant.

Had a termination, disability, death or change in control occurred as of January 30, 2010, the Named Executive Officers would have been eligible to receive the payments specified in the following tables:

The following table shows the potential payments upon termination, disability, death or a change in control of the Company for David H. Stovall, Jr., the Company’s President and Chief Executive Officer.

Compensation and Benefits	Termination With Cause	Termination Without Cause	Termination With Good Reason	Termination Without Good Reason(1)	Termination For Disability(2)	Death	Termination After Change In Control(3)
Earned But Unpaid Base Salary (the fiscal year ended 1/30/10)	$0	$0	$0	$0
100% of Current Total Annual Base Salary		$826,000	$826,000
Medical, Dental, Vision, Life and Disability Insurance During Post Termination Payment Period		$214,010	$214,010		$41,871		$41,871
Annual Base Salary Through End of Month of Termination					$68,833	$68,833
Earned Bonus (Pro rata)	$210,000	$210,000	$210,000	$210,000	$210,000	$210,000	$210,000
Benefits Entitled to Under the Disability Plan of the Company					$20,000 Per month
Make Payments and Provide Benefits Called for Under each Employee Benefit Plan					$0	$0
Net Value of Unvested Options					$7,974,000	$7,974,000	$7,974,000
Current Value of Unvested Restricted Shares					$0	$0	$0
All Benefits Payable Under Company’s Plans Relating to Deferred Comp, Retirement or Other Benefits(4)	$0	$0	$0	$0	$0	$0	$0
Split-Dollar Life Insurance						$4,130,000
Total(5)	$210,000	$1,250,010	$1,250,010	$210,000	$8,294,704	$12,382,833	$8,225,871

(1)	Retirement is treated the same as termination by the Named Executive Officer without good reason.
(2)	Per Mr. Stovall’s employment agreement, disability results in immediate termination of employment.
(3)	Only applies if the Named Executive Officer gives written notice of termination within sixty (60) days following the change in control.
(4)	The benefits payable under the Company’s 401(k) plan have been omitted since this plan is non-discriminatory.
(5)	In addition to the total reflected for disability, $20,000 per month during the disability period would also be received.

The following table shows the potential payments upon termination, disability, death or a change in control of the Company for Gregory W. Kleffner, the Company’s Executive Vice President and Chief Financial Officer.

Compensation and Benefits	Termination With Cause	Termination Without Cause	Termination With Good Reason	Termination Without Good Reason(1)	Termination For Disability(2)	Death(2)	Termination After Change In Control
Earned But Unpaid Base Salary (the fiscal year ended 1/30/10)	$0	$0	$0	$0
100% of Current Total Annual Base Salary		$350,000	$350,000
Medical, Dental, Vision, Life and Disability Insurance During Post Termination Payment Period		$117,878	$117,878		$41,871		$41,871
Annual Base Salary Through End of Month of Termination					$29,167	$29,167
Earned Bonus (Pro rata)					$0	$0
Additional Nine (9) Months of Compensation at the Current Base Salary					$262,500
Benefits Entitled to Under the Disability Plan of the Company					$20,000 Per month
Make Payments and Provide Benefits Called for Under each Employee Benefit Plan					$0	$0
Net Value of Unvested Options					$0	$0	$0
Current Value of Unvested Restricted Shares					$204,428	$204,428	$204,428
Lump Sum Payment of 200% of Current Annual Base Salary							$700,000
Lump Sum Payment of 200% of “Target” Bonus							$280,000
All Benefits Payable Under Company’s Plans Relating to Deferred Comp, Retirement or Other Benefits(2)	$0	$0	$0	$0	$0	$0	$0
Split-Dollar Life Insurance						$1,750,000
Total(3)	$0	$467,878	$467,878	$0	$537,966	$1,983,595	$1,226,299

(1)	Retirement is treated the same as termination by the Named Executive Officer without good reason.
(2)	The benefits payable under the Company’s 401(k) plan have been omitted since this plan is non-discriminatory.
(3)	In addition to the total reflected for disability, $20,000 per month during the disability period would also be received.

The following table shows the potential payments upon termination, disability, death or a change in control of the Company for D. Hunt Hawkins, the Company’s Executive Vice President and Chief Administrative Officer.

Compensation and Benefits	Termination With Cause	Termination Without Cause	Termination With Good Reason	Termination Without Good Reason(1)	Termination For Disability(2)	Death(2)	Termination After Change In Control(2)
Earned But Unpaid Base Salary (the fiscal year ended 1/30/10)	$0	$0	$0	$0
100% of Current Total Annual Base Salary		$370,000	$370,000
Medical, Dental, Vision, Life and Disability Insurance During Post Termination Payment Period		$134,079	$134,079		$41,871		$41,871
Annual Base Salary Through End of Month of Termination					$30,833	$30,833
Earned Bonus (Pro rata)					$0	$0
Additional Nine (9) Months of Compensation at the Current Base Salary					$277,500
Benefits Entitled to Under the Disability Plan of the Company					$20,000 Per month
Make Payments and Provide Benefits Called for Under each Employee Benefit Plan					$0	$0
Net Value of Unvested Options					$0	$0	$0
Current Value of Unvested Restricted Shares					$1,200,223	$1,200,223	$1,200,223
Lump Sum Payment of 200% of Current Annual Base Salary							$740,000
Lump Sum Payment of 200% of “Target” Bonus							$296,000
All Benefits Payable Under Company’s Plans Relating to Deferred Comp, Retirement or Other Benefits(3)	$212,893	$212,893	$212,893	$212,893	$212,893	$212,893	$212,893
Split-Dollar Life Insurance						$2,547,500
Total(4)	$212,893	$716,972	$716,972	$212,893	$1,763,320	$3,991,449	$2,490,987

(1)	Retirement is treated the same as termination by the Named Executive Officer without good reason.
(2)	In addition to the amounts reflected, an additional amount would be paid to the Named Executive Officer. The exact amount is not calculable at the present time due to the fact that it is based upon the actual three (3) year cumulative EPS that is achieved. The Named Executive Officer would be entitled to the number of shares determined following each three (3) year period times the percent of time he actually was employed during the three (3) year period.
(3)	The benefits payable under the Company’s 401(k) plan have been omitted since this plan is non-discriminatory.
(4)	In addition to the total reflected for disability, $20,000 per month during the disability period would also be received.

The following table shows the potential payments upon termination, disability, death or a change in control of the Company for William A. Moll, the Company’s Senior Vice President and General Merchandising Manager.

Compensation and Benefits	Termination With Cause	Termination Without Cause	Termination With Good Reason	Termination Without Good Reason(1)	Termination For Disability(2)	Death(2)	Termination After Change In Control(2)
Earned But Unpaid Base Salary (the fiscal year ended 1/30/10)	$0	$0	$0	$0
100% of Current Total Annual Base Salary		$459,500	$459,500
Medical, Dental, Vision, Life and Disability Insurance During Post Termination Payment Period		$134,858	$134,858		$41,871		$41,871
Annual Base Salary Through End of Month of Termination					$38,292	$38,292
Earned Bonus (Pro rata)					$0	$0
Additional Nine (9) Months of Compensation at the Current Base Salary					$344,625
Benefits Entitled to Under the Disability Plan of the Company					$20,000 Per month
Make Payments and Provide Benefits Called for Under each Employee Benefit Plan					$0	$0
Net Value of Unvested Options					$0	$0	$0
Current Value of Unvested Restricted Shares					$1,408,696	$1,408,696	$1,408,696
Lump Sum Payment of 200% of Current Annual Base Salary							$919,000
Lump Sum Payment of 200% of “Target” Bonus							$367,600
All Benefits Payable Under Company’s Plans Relating to Deferred Comp, Retirement or Other Benefits(3)	$170,169	$170,169	$170,169	$170,169	$170,169	$170,169	$170,169
Split-Dollar Life Insurance						$2,727,500
Total(4)	$170,169	$764,527	$764,527	$170,169	$2,003,653	$4,344,657	$2,907,336

(1)	Retirement is treated the same as termination by the Named Executive Officer without good reason.
(2)	In addition to the amounts reflected, an additional amount would be paid to the Named Executive Officer. The exact amount is not calculable at the present time due to the fact that it is based upon the actual three (3) year cumulative EPS that is achieved. The Named Executive Officer would be entitled to the number of shares determined following each three (3) year period times the percent of time he actually was employed during the three (3) year period.
(3)	The benefits payable under the Company’s 401(k) plan have been omitted since this plan is non-discriminatory.
(4)	In addition to the total reflected for disability, $20,000 per month during the disability period would also be received.

The following table shows the potential payments upon termination, disability, death or a change in control of the Company for Michael D. Ray, the Company’s Senior Vice President and Director of Stores.

Compensation and Benefits	Termination With Cause	Termination Without Cause	Termination With Good Reason	Termination Without Good Reason(1)	Termination For Disability(2)	Death(2)	Termination After Change In Control(2)
Earned But Unpaid Base Salary (the fiscal year ended 1/30/10)	$0	$0	$0	$0
100% of Current Total Annual Base Salary		$326,250	$326,250
Medical, Dental, Vision, Life and Disability Insurance During Post Termination Payment Period		$176,663	$176,663		$41,871		$41,871
Annual Base Salary Through End of Month of Termination					$27,188	$27,188
Earned Bonus (Pro rata)					$0	$0
Additional Nine (9) Months of Compensation at the Current Base Salary					$244,688
Benefits Entitled to Under the Disability Plan of the Company					$17,500 Per month
Make Payments and Provide Benefits Called for Under each Employee Benefit Plan					$0	$0
Net Value of Unvested Options					$0	$0	$0
Current Value of Unvested Restricted Shares					$649,933	$649,933	$649,933
Lump Sum Payment of 200% of Current Annual Base Salary							$652,500
Lump Sum Payment of 200% of “Target” Bonus							$195,750
All Benefits Payable Under Company’s Plans Relating to Deferred Comp, Retirement or Other Benefits(3)	$89,856	$89,856	$89,856	$89,856	$89,856	$89,856	$89,856
Split-Dollar Life Insurance						$2,455,000
Total(4)	$89,856	$592,769	$592,769	$89,856	$1,053,536	$3,221,977	$1,629,910

(1)	Retirement is treated the same as termination by the Named Executive Officer without good reason.
(2)	In addition to the amounts reflected, an additional amount would be paid to the Named Executive Officer. The exact amount is not calculable at the present time due to the fact that it is based upon the actual three (3) year cumulative EPS that is achieved. The Named Executive Officer would be entitled to the number of shares determined following each three (3) year period times the percent of time he actually was employed during the three (3) year period.
(3)	The benefits payable under the Company’s 401(k) plan have been omitted since this plan is non-discriminatory.
(4)	In addition to the total reflected for disability, $17,500 per month during the disability period would also be received.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

3. List of Exhibits

The exhibits listed below are filed as part of this Amendment.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEIN MART, INC.

DATE: November 19, 2010	By: /s/ David H. Stovall, Jr.
David H. Stovall, Jr.
President and Chief Executive Officer