Form 10-Q
period 2010-10-30
STEIN MART INC
filed 2010-12-08
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

or

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

The number of shares outstanding of the Registrant’s common stock as of November 26, 2010 was 43,472,522.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share data)

	October 30, 2010	January 30, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$80,546	$80,975	$59,219
Trade and other receivables	12,063	10,178	10,000
Inventories	280,986	218,125	253,658
Income taxes receivable	723	—	—
Prepaid expenses and other current assets	12,770	11,112	13,806

Total current assets	387,088	320,390	336,683
Property and equipment, net	77,313	68,415	76,624
Other assets	14,614	15,408	16,622

Total assets	$479,015	$404,213	$429,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137,573	$80,318	$118,479
Accrued liabilities	73,069	84,330	79,963
Income taxes payable	—	2,961	226

Total current liabilities	210,642	167,609	198,668
Other liabilities	19,691	20,915	20,146

Total liabilities	230,333	188,524	218,814
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 43,460,452, 42,872,457 and 42,843,900 shares issued and outstanding, respectively	435	429	428
Additional paid-in capital	19,041	15,977	13,963
Retained earnings	228,637	198,705	195,961
Accumulated other comprehensive income	569	578	763

Total stockholders’ equity	248,682	215,689	211,115

Total liabilities and stockholders’ equity	$479,015	$404,213	$429,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended October 30, 2010	13 Weeks Ended October 31, 2009	39 Weeks Ended October 30, 2010	39 Weeks Ended October 31, 2009
Net sales	$267,887	$270,209	$844,840	$877,280
Cost of merchandise sold	199,862	200,608	620,208	635,400

Gross profit	68,025	69,601	224,632	241,880
Selling, general and administrative expenses	70,165	73,330	211,852	227,406
Other income, net	4,699	4,887	24,434	14,194

Income from operations	2,559	1,158	37,214	28,668
Interest income (expense), net	13	10	37	(248)

Income before income taxes	2,572	1,168	37,251	28,420
Income tax benefit (provision)	1,723	2,031	(7,319)	(7,611)

Net income	$4,295	$3,199	$29,932	$20,809

Net income per share:
Basic	$0.10	$0.07	$0.68	$0.49

Diluted	$0.10	$0.07	$0.67	$0.47

Weighted-average shares outstanding:
Basic	42,677	41,883	42,600	41,780

Diluted	43,714	44,251	43,509	43,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	39 Weeks Ended October 30, 2010	39 Weeks Ended October 31, 2009
Cash flows from operating activities:
Net income	$29,932	$20,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,937	14,476
Impairment of property and other assets	575	726
Change in valuation allowance for deferred tax assets	(6,570)	(5,781)
Deferred income taxes	6,570	6,067
Store closing charges	286	1,675
Share-based compensation	2,281	3,024
Tax benefit from equity issuances	2,077	255
Excess tax benefits from share-based compensation	(2,032)	(198)
Changes in assets and liabilities:
Trade and other receivables	(1,885)	(989)
Inventories	(62,861)	(46,519)
Income taxes receivable	(723)	24,439
Prepaid expenses and other current assets	(1,658)	(1,717)
Other assets	(498)	3,368
Accounts payable	57,255	62,796
Accrued liabilities	(10,543)	683
Income taxes payable	(2,961)	226
Other liabilities	(1,348)	(8,522)

Net cash provided by operating activities	20,834	74,818

Cash flows from investing activities:
Capital expenditures	(22,007)	(5,399)

Net cash used in investing activities	(22,007)	(5,399)

Cash flows from financing activities:
Borrowings under notes payable to banks	—	57,250
Repayments of notes payable to banks	—	(157,250)
Excess tax benefits from share-based compensation	2,032	198
Proceeds from exercise of stock options	466	691
Proceeds from employee stock purchase plan	368	96
Repurchase of common stock for employee withholdings	(2,122)	(88)

Net cash provided by (used in) financing activities	744	(99,103)

Net decrease in cash and cash equivalents	(429)	(29,684)
Cash and cash equivalents at beginning of year	80,975	88,903

Cash and cash equivalents at end of period	$80,546	$59,219

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

2. Gift Cards and Merchandise Return Cards/Revenue Recognition

During the second quarter of 2010, we recognized $9.7 million of other income related to cumulative breakage on unused gift and merchandise return cards since the inception of these programs. During the third quarter of 2010, we recognized an additional $176,000 of breakage income related to this quarter. Breakage income is recognized when the likelihood of the card being redeemed by the customer is remote and we have determined that there is no legal obligation to remit card balances to relevant jurisdictions. Prior to the second quarter of 2010, we had not recognized breakage on card balances pending our final determination of the interpretation of escheat laws applicable to our operations and historical redemption patterns. Breakage income is recorded within Other Income, net in the Condensed Consolidated Statement of Income.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have money market fund investments classified as cash equivalents which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $70.2 million at October 30, 2010, $70.2 million at January 30, 2010 and $43.2 million at October 31, 2009.

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

We recorded $0.3 million of asset impairment charges during the third quarter of 2010. These and previously impaired store-related assets have no fair value at October 30, 2010.

4. Revolving Credit Agreement

We have a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2012. The amount available for borrowing was $143.9 million at October 30, 2010 and is based on a percentage of eligible inventories less reserves, as defined in the Agreement. Availability was further reduced to $135.3 million after deducting outstanding letters of credit of $8.6 million. We had no direct borrowings at October 30, 2010, and are in compliance with the terms of the Agreement.

5. Income Taxes

We established a valuation allowance against deferred tax assets in 2008 because operating results produced a cumulative three-year loss, which is considered a significant factor when determining if a valuation allowance is required per ASC Topic 740, Income Taxes. The valuation allowance was $10.1 million at October 30, 2010, $16.7 million at January 30, 2010 and $13.2 million at October 31, 2009. As a result of positive earnings trends and projections of taxable income in the future, it is possible that we will recognize our net deferred tax assets through a reversal of our remaining deferred tax valuation allowance in the near term. If the entire deferred tax valuation allowance was reversed at the end of this fiscal year, income tax expense would be reduced by approximately $7.0 million.

The effective tax rate (“ETR”) for the third quarter of 2010 was a tax benefit due to a $1.2 million favorable adjustment from the reduction in the estimated annual ETR for fiscal 2010 and $1.1 million of favorable settlements of state income tax examinations. The ETR reduction resulted from the impact of favorable changes in book/tax differences on the deferred tax valuation allowance, including the enactment of bonus depreciation in the third quarter of 2010. The ETR of 19.6 percent for the nine months ended October 30, 2010 was lower than the federal statutory rate of 35.0 percent due to a benefit from the projected annual reduction in our valuation allowance which is the result of favorable changes in book/tax differences that reduced deferred tax assets and the state tax settlements. Unrecognized tax benefits and related interest and penalties decreased by $1.4 million in the third quarter of 2010 primarily due to state income tax settlements.

The ETR for the third quarter of 2009 was a tax benefit due to a $1.6 million reversal of the valuation allowance for deferred tax assets related to a tax accounting method change for fiscal year 2008 and a $0.9 million favorable adjustment due to the reduction in the estimated annual ETR for fiscal 2009 resulting from the impact of changes in certain book/tax differences on the deferred tax valuation allowance. The tax accounting method change increased our 2008 net operating loss carryback which resulted in the reversal of a portion of our valuation allowance due to an increase in our deferred tax liabilities. The ETR of 26.8 percent for the nine months ended October 31, 2009 was lower than the federal statutory rate of 35.0 percent due to the effect of certain book/tax differences and the two favorable adjustments recorded in the third quarter of 2009.

6. Stockholders’ Equity

Dividend

In November 2010, our Board of Directors approved a special dividend of $0.50 per share, totaling approximately $22 million, payable on December 22, 2010 to shareholders of record on December 8, 2010.

Stock Repurchase Plan

During the 39 weeks ended October 30, 2010, we repurchased 256,996 shares of our common stock related to withholding taxes due on the vesting of employee stock awards at a total cost of $2.1 million. Repurchases during the 39 weeks ended October 31, 2009 were immaterial.

Performance Share Awards

For fiscal 2009, short-term and long-term incentives earned were paid in performance share awards when the performance goal was met on January 30, 2010. One-half of the 1.5 million performance shares earned on the award date (February 1, 2010) vested immediately resulting in 0.7 million shares being issued in February 2010. The other half will vest on December 10, 2010.

Share-Based Compensation

For the 13 weeks and 39 weeks ended October 30, 2010 and October 31, 2009, pretax share-based compensation expense was recorded as follows:

	13 Weeks Ended October 30, 2010	13 Weeks Ended October 31, 2009	39 Weeks Ended October 30, 2010	39 Weeks Ended October 31, 2009
Cost of merchandise sold	$794	$785	$1,608	$1,934
Selling, general and administrative expenses	231	434	673	1,090

Total share-based compensation expense	$1,025	$1,219	$2,281	$3,024

Share-based compensation expense was lower during the first nine months of 2010 due to pre-vesting forfeitures of employee stock options.

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

The following table presents the calculation of basic and diluted income per common share (shares in thousands):

	13 Weeks Ended October 30, 2010	13 Weeks Ended October 31, 2009	39 Weeks Ended October 30, 2010	39 Weeks Ended October 31, 2009
Numerator:
Net income	$4,295	$3,199	$29,932	$20,809
Income allocated to participating securities	138	69	990	462

Net income available to common stockholders	$4,157	$3,130	$28,942	$20,347

Denominator:
Basic weighted-average shares outstanding	42,677	41,883	42,600	41,780
Incremental shares from share-based compensation plans	1,037	2,368	909	1,564

Diluted weighted-average shares outstanding	43,714	44,251	43,509	43,344

Net income per share:
Basic	$0.10	$0.07	$0.68	$0.49
Diluted	$0.10	$0.07	$0.67	$0.47

Options to purchase approximately 1.4 million and 1.1 million shares of common stock that were outstanding during the 13 weeks ended October 30, 2010 and October 31, 2009, respectively, were not included in the computation of diluted net income per share as the exercise prices of these options were greater than the average market price of the common shares. For the 39 weeks ended October 30, 2010 and October 31, 2009, options to purchase 1.5 million and 1.7 million shares of common stock, respectively, were not included in the computation of diluted net income per share for the aforementioned reason.

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

Overview

Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions, all offered at prices competitive with off-price retail chains. We believe we differentiate ourselves from typical off-price retail chains by offering: (i) primarily current-season merchandise carried by better department or specialty stores, (ii) moderate to better price levels, (iii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, and (iv) merchandise presentation and customer service more comparable to department stores and upscale retailers.

For the third quarter of 2010, we had net income of $4.3 million or $0.10 per diluted share as compared to net income of $3.2 million or $0.07 per diluted share for the same 2009 period. Net income for the third quarters of 2010 and 2009 include favorable income tax adjustments which resulted in income tax benefits in both periods. Excluding the impact of these adjustments, our third quarter diluted earnings per share would have been $0.05 in 2010 compared to $0.02 in 2009. Pretax income for the third quarter of 2010 increased 120% from $1.2 million in 2009 to $2.6 million. Comparable store sales increased 0.3 percent for the third quarter of 2010 compared to the third quarter of 2009.

For the nine months ended October 30, 2010, net income was $29.9 million or $0.67 per diluted share compared to net income of $20.8 million or $0.47 per diluted share in 2009. Excluding a cumulative breakage gain and an offsetting charge associated with changing our physical inventory process recorded in the second quarter of 2010 ($8.5 million pretax) and the impact of favorable income tax adjustments in 2010 and 2009, diluted earnings per share would have been $0.53 in 2010 compared to $0.47 in 2009. Pretax income for the first nine months of 2010 was $37.3 million compared to $28.4 million in 2009. Excluding the second quarter breakage gain and offsetting charge, pretax income for 2010 would have been $28.8 million.

We are pleased to report both positive comparable store sales and more than doubled pretax income for the third quarter of 2010. Our results reflect the benefits of drawing more customers to our stores and continued expense control. With our streamlined cost structure, improved inventory management processes and continuing investment in technology, we are well-positioned to grow the business.

Driving top line sales continues to be our top priority. Our goal in this challenging retail climate is to take market share by attracting more customers and increasing our share of her wallet. We are focused on three major initiatives to achieve this: the first is expanding our customer base to include both younger and multicultural shoppers; the second is increasing our assortment of distinctive merchandise, including growing our offerings of national and designer brands; and the third is implementing an aggressive marketing strategy, using multiple channels to make sure Stein Mart is her shopping choice.

Stores

There were 263 stores open as of October 30, 2010 compared to 267 stores as of October 31, 2009. We plan to open two new stores, relocate one store and close one store during the fourth quarter resulting in 264 stores at the end of fiscal year 2010.

	13 Weeks Ended October 30, 2010	13 Weeks Ended October 31, 2009	39 Weeks Ended October 30, 2010	39 Weeks Ended October 31, 2009
Stores at beginning of period	264	270	267	276
Stores opened during the period	—	1		2
Stores closed during the period	(1)	(4)	(4)	(11)

Stores at the end of period	263	267	263	267

Results of Operations

The following table sets forth each line item of the Condensed Consolidated Statements of Income expressed as a percentage of our net sales (numbers may not add due to rounding):

	13 Weeks Ended October 30, 2010	13 Weeks Ended October 31, 2009	39 Weeks Ended October 30, 2010	39 Weeks Ended October 31, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	74.6	74.2	73.4	72.4

Gross profit	25.4	25.8	26.6	27.6
Selling, general and administrative expenses	26.2	27.1	25.1	25.9
Other income, net	1.8	1.8	2.9	1.6

Income from operations	1.0	0.4	4.4	3.3
Interest income (expense), net	—	—	—	—

Income before income taxes	1.0	0.4	4.4	3.2
Income tax benefit (provision)	0.6	0.8	(0.9)	(0.9)

Net income	1.6%	1.2%	3.5%	2.4%

For the 13 weeks ended October 30, 2010 compared to the 13 weeks ended October 31, 2009

Net sales for the third quarter of 2010 were $267.9 million, down 0.9 percent from $270.2 million for last year’s third quarter. The $2.3 million sales decrease reflects a $4.4 million decrease in the closing/closed store group, offset by a $0.8 million increase in the comparable store group and a $1.3 million increase in the non-comparable store group due to the inclusion of sales for two stores opened in 2009. The closing/closed store group includes the five stores we plan to close in 2010 and eleven stores closed in 2009.

Gross profit for the third quarter of 2010 was $68.0 million or 25.4 percent of net sales compared to $69.6 million or 25.8 percent of net sales for the third quarter of 2009. The $1.6 million decrease in gross profit reflects a $1.0 million decrease in the comparable store group and a $0.9 million decrease in the closing/closed store group, offset by a $0.3 million increase in the non-comparable store group due to the inclusion of operating results for two stores opened in 2009. Gross profit as a percent of sales decreased during the third quarter of 2010 as a result of slightly higher markdowns offset by somewhat lower occupancy costs.

Selling, general and administrative (“SG&A”) expenses were $70.2 million or 26.2 percent of net sales for the third quarter of 2010 as compared to $73.3 million or 27.1 percent of net sales for the same 2009 period. The $3.1 million decrease in SG&A expenses reflects a $5.3 million decrease in store expenses, offset by a $1.9 million increase in advertising expenses and a $0.3 million increase in corporate expenses. Store expense reductions include a $1.0 million decrease in personnel expense reductions from our new supply chain process, a $3.0 million decrease in other store operating and depreciation expenses, a $1.1 million decrease due to the elimination of operating costs from closed stores and a $0.2 million decrease in store closing costs. Other store operating expenses were lower as a result of continued cost savings initiatives. Depreciation expense was lower as a result of asset impairment charges taken at the end of fiscal 2009. Advertising spend was higher in response to the current intensive promotional environment.

The effective tax rate (“ETR”) for the third quarter of 2010 was a tax benefit due to a $1.2 million favorable adjustment from the reduction in the estimated annual ETR for fiscal 2010 and $1.1 million of favorable settlements of state income tax examinations. The ETR reduction resulted from the impact of favorable changes in book/tax differences on the deferred tax valuation allowance, including the enactment of bonus depreciation in the third quarter of 2010. The ETR for the third quarter of 2009 was a tax benefit due to a $1.6 million reversal of the valuation allowance for deferred tax assets related to a tax accounting method change for fiscal year 2008 and a $0.9 million favorable adjustment due to the reduction in the estimated annual ETR for fiscal 2009 resulting from the impact of changes in certain book/tax differences on the deferred tax valuation allowance. The 2009 tax accounting method change increased our 2008 net operating loss carryback which resulted in the reversal of a portion of our valuation allowance due to an increase in our deferred tax liabilities. Our ETR will continue to fluctuate in 2010 due to the impact of book/tax differences on the valuation allowance.

As a result of positive earnings trends and projections of taxable income in the future, it is possible that we will recognize our net deferred tax assets through a reversal of our remaining deferred tax valuation allowance in the near term. If the entire deferred tax valuation allowance was reversed at the end of this fiscal year, income tax expense would be reduced by approximately $7.0 million.

For the 39 weeks ended October 30, 2010 compared to the 39 weeks ended October 31, 2009

Net sales for the first nine months of 2010 were $844.8 million, down 3.7 percent from $877.3 million for last year’s first nine months. The $32.5 million sales decrease reflects a $16.8 million decrease in the comparable store group and a $22.3 million decrease in the closing/closed store group, offset by a $6.6 million increase in the non-comparable store group due to the inclusion of sales for two stores opened in 2009. Comparable store sales for the first nine months of 2010 decreased 2.0 percent compared to the first nine months of 2010.

Gross profit for the first nine months of 2010 was $224.6 million or 26.6 percent of net sales compared to $241.9 million or 27.6 percent of net sales for the first nine months of 2009. The $17.3 million decrease in gross profit reflects a $13.3 million decrease in the comparable store group and a $5.6 million decrease in the closing/closed store group, offset by a $1.6 million increase in the non-comparable store group due to the inclusion of operating results for two stores opened in 2009. Gross profit as a percent of sales decreased during the first nine months of 2010 as a result of margins being enhanced in the first quarter of 2009 due to an accelerated markdown cadence at the end of fiscal 2008 and higher buying expenses and their negative leverage on lower sales.

SG&A expenses were $211.9 million or 25.1 percent of net sales for the first nine months of 2010 as compared to $227.4 million or 25.9 percent of net sales for the same 2009 period. The $15.5 million decrease in SG&A expenses reflects a $19.8 million decrease in store expenses offset by a $4.1 million increase in advertising expenses and a $0.2 million increase in corporate expenses. Store expense reductions include a $7.0 million decrease in personnel expenses resulting from our new supply chain process, a $7.5 million decrease in other store operating and depreciation expenses, a $4.9 million decrease due to the elimination of operating costs from closed stores and a $1.6 million decrease in store closing costs (fewer closed stores), offset by a $1.2 million charge recorded in the second quarter of 2010 associated with changing our physical inventory process. We continue to expect nearly $10 million in supply chain savings in 2010 and 2011 in total. Other store operating expenses were lower as a result of continued cost savings initiatives. Depreciation expense was lower as a result of asset impairment charges taken at the end of fiscal 2009. The $1.2 million charge related to a change in the process and timing of our physical inventories, as well as accelerating one-half of our stores’ inventory observations to mid-year from year-end. Advertising spend was higher to support our revenues in the current economic environment.

Other income, net for the first nine months of 2010 increased $10.2 million to $24.4 million compared to $14.2 million for the first nine months of 2009. During the second quarter of 2010, we recognized $9.7 million of other income related to cumulative breakage on unused gift and merchandise return cards since the inception of these programs. Breakage income is recognized when the likelihood of the card being redeemed by the customer is remote and we have determined that there is no legal obligation to remit card balances to relevant jurisdictions. Prior to the second quarter of 2010, we had not recognized breakage on card balances pending our final determination of the interpretation of the escheat laws applicable to our operations and historical redemption patterns. We follow the Redemption Recognition Method to account for breakage of unused cards where breakage is recognized as cards are redeemed for the purchase of merchandise based upon a historical breakage rate over an estimated redemption period (48 months). The remaining increase in other income was from our magazine subscription program and breakage income recognized in the third quarter of 2010.

The ETR of 19.6 percent for the nine months ended October 30, 2010 was lower than the federal statutory rate of 35.0 percent due to a benefit from the projected annual reduction in our valuation allowance which is the result of favorable changes in book/tax differences that reduced deferred tax assets and favorable settlements of state income tax examinations. The ETR of 26.8 percent for the nine months ended October 31, 2009 was lower than the federal statutory rate of 35.0 percent due to the effect of certain book/tax differences and the two favorable adjustments recorded in the third quarter of 2009, discussed in the 13 weeks section. Our ETR will continue to fluctuate in 2010 due to the impact of book/tax differences on the valuation allowance.

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

As of October 30, 2010, we had $80.5 million in cash and cash equivalents, an increase of $21.3 million from the end of the third quarter last year, and no direct borrowings on our revolving credit facility. In recognition of our confidence in the business, improved profitability and strengthened financial position, we will be paying a special dividend of $0.50 per share, or approximately $22 million, payable on December 22, 2010 to shareholders of record on December 8, 2010.

Net cash provided by operating activities was $20.8 million for the first nine months of 2010 compared $74.8 million for the first nine months of 2009. Less cash was provided by operating activities during the first nine months of 2010 compared to the first nine months of 2009 primarily due to $21.9 million more cash used for inventories and accounts payable, $28.3 million less cash from income tax refunds, net of taxes paid, and $8.8 million less cash provided by other operating activities, offset by $5.0 million more cash provided by net income plus non-cash charges. Inventories at October 30, 2010 were $27.3 million higher than at October 31, 2009 due to a planned acceleration of receipts reflecting the new supply chain, which was in the start-up phase last year, and a strategic build in intimate apparel, accessories, home and basic replenishment merchandise. The planned acceleration of receipts also increased accounts payable at the end of the first nine months this year compared to last year.

Net cash used in investing activities was $22.0 million for the first nine months of 2010 compared to $5.4 million for the first nine months of 2009. Capital expenditures are planned at approximately $30 million for 2010 compared to $7.6 million in 2009. Approximately $20 million is for systems improvements, with the largest portion for our new merchandise information system. The remaining capital amounts are for improvements in our point-of-sale system, upgrades to store fixtures and for new and relocated stores.

Net cash provided by financing activities was $0.7 million for the first nine months of 2010 compared to cash used in financing activities of $99.1 million for the first nine months of 2009. More cash was used in financing activities during the first nine months of 2009 due to the repayment of all direct borrowings under our revolving credit agreement.

We have a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2012. The amount available for borrowing was $143.9 million at October 30, 2010 and is based on a percentage of eligible inventories less reserves, as defined in the Agreement. Availability was further reduced to $135.3 million after deducting outstanding letters of credit of $8.6 million. We had no direct borrowings at October 30, 2010, and are in compliance with the terms of the Agreement.

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

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended January 30, 2010, filed with the Securities and Exchange Commission on April 15, 2010. There were no material changes to our market risk during the quarter ended October 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 30, 2010 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases by the Company of its common stock during the 13-week period ended October 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
August 1, 2010 – August 28, 2010	2,670	$7.13	2,670	537,451
August 29, 2010 – October 2, 2010	1,792	$8.11	1,792	535,659
October 3, 2010 – October 30, 2010	2,664	$8.87	2,664	532,995

Total	7,126	$8.03	7,126	532,995

(1)	The Company’s Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by an April 17, 2007 Board authorization to repurchase 2.5 million shares of common stock which does not have an expiration date. This quarter’s repurchases are related to taxes due on the vesting of employee stock awards which fall under the Company’s repurchase program.

ITEM 6.	EXHIBITS

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

STEIN MART, INC.

Date: December 8, 2010	By:	/s/ David H. Stovall, Jr.
David H. Stovall, Jr.
President and Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer