Form 10-K
period 2011-01-29
STEIN MART INC
filed 2011-04-01
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 31, 2010 was $210,383,657. For purposes of this response, executive officers and directors are deemed to be affiliates of the registrant and the holdings by non-affiliates was computed as 27,251,769 shares. At March 25, 2011, the Registrant had issued and outstanding an aggregate of 43,994,200 shares of its common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference in Part III.

STEIN MART, INC.

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in Part I, Item 1A under “Risk Factors” and Item 3 under “Legal Proceedings”; in Part II, Item 5 under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”; and Part II, Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Wherever used, the words “plan”, “expect”, “anticipate”, “believe”, “estimate” and similar expressions identify forward-looking statements. In addition, except for historical facts, all information provided in Part II, Item 7A, under “Quantitative and Qualitative Disclosures About Market Risk” should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

OVERVIEW

Headquartered in Jacksonville, Florida, Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store. Our focused assortment of merchandise features current-season, moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions, all offered at prices competitive with off-price retail chains. Begun in the early 1900’s as a single store in Greenville, Mississippi, we operated 264 stores in 29 states and the District of Columbia as of January 29, 2011.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc., a Florida corporation, and its wholly-owned subsidiaries.

KEY STRATEGIC OBJECTIVES

Our mission is to provide current season, first-quality fashion apparel, accessories and home fashion merchandise at prices comparable to off-price retail chains in a convenient, attractive, easy-to-shop location. We believe our success and future growth will depend on the consistent execution of the following key strengths:

•	Expertise in creating a desirable, current-season assortment of designer, brand name, exclusive and proprietary fashion apparel, accessories and home fashion merchandise

•	Access to and strong partnerships with a wide range of manufacturers

•	Capability to offer everyday low prices on fashion merchandise through buying methodologies and low-price cost structure

•	Attracting customers through marketing and advertising programs

•	Emphasis on an attractive store appearance, appealing merchandise presentation and on-demand customer service, similar to a department or specialty store

•	Convenience-based location strategy in shopping centers within close proximity to upscale residential neighborhoods

TARGET CUSTOMER

Our target customer is a 35-60 year old woman, sometimes called a “missy customer,” who is both fashion-conscious and value-seeking. Proprietary research has shown she is most likely to have a higher than average household income, at least some college education, and if she is employed, she typically has a professional or paraprofessional occupation.

MERCHANDISING, PURCHASING AND PRICING

Our fashion assortment is driven primarily by seasonal fashion trends and a focus on name brand and designer merchandise complemented by a select program of private label and proprietary/exclusive merchandise. In 2010 approximately 11 percent of our sales were from private label or proprietary/exclusive merchandise. The majority of merchandise is consistent from store to store, with exceptions based on individual store selling characteristics, seasonal delivery fluctuations and/or regional preferences.

Our merchants purchase products from approximately 1,300 vendors. None of our vendors accounted for more than 4 percent of our total purchases during 2010. We buy a majority of our merchandise at the same time and from many of the same manufacturers as traditional department/specialty stores although we generally do not require the same level of vendor concessions, such as advertising allowances or return privileges, which are common in the department store industry. As a result, we believe that our buyers are able to negotiate more favorable pricing terms from vendors. We also purchase merchandise opportunistically when we believe a combination of the product and the price makes it a compelling addition to our assortment. In both instances, we pass these savings on to our customers through everyday low pricing that we target to be competitive with off-price retail chains.

Our shoe department inventory is supplied exclusively by and owned by DSW, Inc. (“DSW”). DSW’s buyers determine each season’s fashion footwear assortment. We operate the shoe department and receive a portion of net revenue in accordance with a supply agreement (the “Agreement”). Shoe department sales are not included in net sales reported in our Consolidated Statements of Operations, but amounts received under the Agreement are included in other income.

The following table reflects the percentage of our sales by major merchandise category, including shoe department sales, for the fiscal years indicated:

	2010	2009	2008
Ladies’ and Boutique apparel	46%	46%	46%
Ladies’ accessories	13%	13%	13%
Men’s	20%	20%	20%
Home	11%	11%	11%
Shoes	7%	7%	7%
Other	3%	3%	3%

	100%	100%	100%

LOCATIONS, GROWTH STRATEGY AND STORE APPEARANCE

On January 29, 2011, we operated 264 stores in 29 states and the District of Columbia, primarily concentrated in the Southeast and Texas. Most locations are in neighborhood, lifestyle and power shopping centers in close proximity to upscale residential concentrations. Our optimal co-tenants within these shopping centers cater to a similar target customer and include highly-frequented retail formats such as supermarkets, specialty retailers and restaurants. All Stein Mart locations, including the corporate headquarters, are leased.

We are selectively seeking properties that strengthen our portfolio of stores in current markets. We utilize regional tenant representative brokers to identify and propose potential sites for new or relocated stores. Their proposals are augmented by an independent sales forecast, and reviewed by a senior level real estate committee for approval.

Our typical store is approximately 35,000 gross square feet with a racetrack design, convenient centralized check-out, and individual dressing rooms. We display merchandise in lifestyle groupings of apparel and accessories, which we believe enables the customer to locate desired merchandise in a manner that encourages multiple purchases. We seek to create excitement in our stores through the continual flow of fashion merchandise, targeted sales promotions, store layout, merchandise presentation, and the quality, value and depth of our merchandise assortment.

CUSTOMER SERVICE

Our stores offer many of the services typically found in better department or specialty stores, such as a liberal merchandise return policy, merchandise locator service, a Preferred Customer program, a Stein Mart Platinum MasterCard® and electronic gift cards. Each store is staffed with a number of sales associates to provide on-demand customer service. Our stores have their own Boutique, generally staffed by specially-recruited associates who are civically and socially prominent in the community and typically work one day a week. We believe this staffing approach adds credibility and fashion integrity to the department.

MARKETING

Our marketing efforts are focused on protecting and enhancing the relationship with our best customers in order to increase our share of her spending, as well as attracting new customers, including younger and Hispanic shoppers who are vital to our future growth. We engage in periodic market research, including accessing our proprietary customer panel, to identify how best to reach each of these audiences and, in consultation with our outside advertising agency, we adjust our marketing focus accordingly.

Our advertising stresses upscale fashion merchandise at significant savings. We primarily utilize a combination of full-color circulars (both inserted in newspapers and mailed directly to homes), direct mail, newspaper run of press (ROP) advertising, and email to distribute our sales promotion messages. To reach a broader audience and communicate our brand position, we have increased our use of television advertising to build brand awareness and to drive sales for specific promotional events. Radio advertising is also employed to create additional excitement for specific one-day sales. We utilize digital media including online advertising and have a solid presence on social networking sites, including Facebook and Twitter.

Our Stein Mart Platinum MasterCard® and Preferred Customer Card programs are important marketing tools. As customers use the Stein Mart Platinum MasterCard®, they accumulate points that generate reward certificates at certain levels of spend. Preferred Customer Card customers receive preview copies of select circulars mailed to their home, members only shopping days, birthday discounts and special email announcements. Both cards provide useful information regarding customer preferences, habits and advertising receptivity.

We have an Internet site, www.steinmart.com, to promote Stein Mart’s fashion point of view, as well as provide information for customers regarding stores, store locations, company management and selected sales promotion activity. We use steinmart.com to highlight featured merchandise and for traffic stimulation. Visitors to the website may apply for the Stein Mart Platinum MasterCard®, sign up to be Preferred Customers, sign up for email, purchase gift cards and/or purchase a narrow selection of merchandise.

COMPETITION

Our primary competitors are department and specialty stores, as well as conventional off-price retail chains. From our customer’s perspective, we believe we differentiate ourselves from department stores and specialty stores due to our (i) everyday low pricing, (ii) convenient locations in shopping centers near upscale neighborhoods and (iii) assortments that are more edited than department stores and more varied than specialty stores. We also believe we differentiate ourselves from typical off-price retail chains by offering (i) primarily current-season merchandise carried by better department or specialty stores, (ii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, (iii) merchandise presentation and customer service more comparable to upscale retailers and (iv) competitive price levels.

DISTRIBUTION

We utilize a third-party logistics network (“supply chain”) to move product through third-party consolidation centers located in New Jersey, Atlanta and Los Angeles to third-party store distribution centers (“DCs”) located in Atlanta, Dallas and Los Angeles. This supply chain methodology enables us to aggregate merchandise from all vendors at the DCs where it is received and checked to ensure it is floor ready for our stores. The DCs are automated and virtually all of our vendors are now EDI capable so we are able to cross-dock a high percentage of our receipts. Store deliveries are made by contract carriers to the stores once or twice a week depending on location and store volume. All of these third-party operations have room for expansion so our supply chain is well positioned to support future growth.

EMPLOYEES

As of January 29, 2011, our work force consisted of approximately 11,500 employees (6,000 40-hour equivalent employees). Our stores employ an average of 42 persons. The number of employees fluctuates during the year based on the particular selling season.

SEASONALITY

Our business is seasonal. Sales and profitability are historically higher in the first and fourth quarters of the fiscal year, which include the spring and holiday seasons.

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

Consumer sensitivity to economic conditions. The retail apparel business is dependent upon consumer spending and, as a fashion retailer, we rely on the expenditure of discretionary income for most, if not all, of our sales. Economic factors, including the housing market, prevailing interest rates, levels of employment and personal bankruptcies, energy costs and availability of credit can impact consumer spending. Consumer confidence is also affected by domestic and international politics. Deterioration in the level of consumer spending could have a material adverse effect on our results of operations.

Intense competition in the retail industry. We face intense competition for customers from department stores, specialty stores and regional and national off-price retail chains. Many of these competitors are larger and have significantly greater financial and marketing resources than we do. In addition, many department stores and other competitors have become more promotional and have reduced their price points and certain department stores and certain of our vendors have opened outlet stores which offer merchandise at prices that are competitive with ours. Many of our competitors also make sales through the Internet, and while we maintain an Internet site, we currently sell gift cards and a narrow selection of merchandise online. Accordingly, we may face periods of intense competition in the future which could have a material adverse effect on our profitability and results of operations.

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

We may be unable to negotiate acceptable lease terms with current landlords. Our continued growth and success depends in part on our ability to renew leases for successful stores. There is no assurance that we will be able to re-negotiate leases at similar or favorable terms at the end of the lease, and we could be forced to move or exit trade areas if another favorable arrangement cannot be made. Conversely, as part of our strategy, we close certain under-performing stores, generally based on the lack of store profitability. Such closures subject us to costs, including lease termination payments and the write-down of leasehold improvements, equipment, furniture and fixtures. For early terminations, we may remain liable for future lease obligations which could adversely affect our profitability and results of operations.

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

A lack of adequate sources of merchandise at acceptable prices. Our business is dependent to a significant degree upon our ability to purchase fashion and brand name merchandise, and to do so at acceptable wholesale prices. We continuously seek out buying opportunities and compete for these opportunities with other retailers. In the event of a further decrease in retail sales and the resulting pressure on manufacturers, our ability to purchase merchandise could become limited by the consolidation or demise of merchandise vendors. Our ability to obtain merchandise may also depend on manufacturers’ ability to obtain vendor financing through banks and factoring companies. To the extent they are unable to secure sufficient credit, they may not be able to sell to us at acceptable terms. Although we do not depend on any single vendor or group of vendors and believe we can successfully compete in seeking out new vendors, the loss of key vendors could make it difficult for us to acquire sufficient quantities and an appropriate mix of merchandise, and to do so at acceptable prices which could have a material adverse effect on our results of operations. In addition, increases in raw material, labor and energy costs could increase our cost to acquire merchandise which could negatively impact our margins.

We are dependent on certain key personnel. Our continued success will depend to a significant extent upon the efforts and abilities of our senior executives, and the loss of the services of one or more of these executives could have a material adverse effect upon our results of operations. These executives include David H. Stovall, Jr., president and chief executive officer; D. Hunt Hawkins, executive vice president and chief administrative officer; Gregory W. Kleffner, executive vice president and chief financial officer; Brian R. Morrow, executive vice president and chief merchandising officer; and Gary Pierce, senior vice president and director of stores; as well as Jay Stein, chairman of the board of directors. Our continued success is also dependent upon our ability to attract and retain qualified employees to meet our needs.

The seasonality of our business and fluctuations in sales and operating results could cause volatility in the price of our common stock. Our business is seasonal with our highest sales occurring in the first and fourth quarters, which include the spring and holiday seasons. Our annual operating results depend significantly upon sales generated during these quarters, and any factor that negatively impacts these selling seasons could have a material adverse effect on our results of operations for the entire year. Comparable store sales and quarterly operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Our stock price is influenced by these financial fluctuations, as well as other factors, including economic conditions, timing of promotional events, actions of competitors, inventory management, changes in fashion trends and unseasonable weather conditions.

If the third parties that we rely on for a majority of the distribution aspects of our business experience labor strikes, increased fuel costs, or do not adequately perform our distribution functions, our business could be disrupted and our cost of goods could increase. We are dependent on our ability to receive merchandise in our stores throughout the United States in a timely manner. We depend on vendors to source, sort and pack substantially all of our merchandise and on third parties to deliver this merchandise to our stores. These vendors and logistics providers may experience labor strikes or other disruptions in the future, the resolution of which will be out of our control, and could result in a material disruption in our business. Any failure by these third parties to respond adequately to our distribution needs, including labor strikes or other disruptions in the business, would disrupt our operations and negatively impact our profitability. In addition, although fluctuations in the price of fuel have not materially affected our cost of goods in recent years, an inability to mitigate cost increases, unless sufficiently offset by our pricing actions, could decrease our profitability.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Stores

The following table summarizes our store count activity during the last three years:

	2010	2009	2008
Stores at beginning of year	267	276	280
Stores opened during the year	2	2	6
Stores closed during the year	(5)	(11)	(10)

Stores at end of year	264	267	276

As of January 29, 2011, our stores operated in the following 29 states and the District of Columbia:

State	Number of Stores	State	Number of Stores
Alabama	9	Missouri	3
Arizona	9	Nevada	4
Arkansas	2	New Jersey	5
California	19	New York	3
Colorado	2	North Carolina	20
Florida	45	Ohio	10
Georgia	13	Oklahoma	4
Illinois	5	Pennsylvania	4
Indiana	7	South Carolina	11
Kansas	2	Tennessee	13
Kentucky	2	Texas	42
Louisiana	8	Utah	1
Massachusetts	1	Virginia	11
Michigan	1	Washington DC	1
Mississippi	6	Wisconsin	1

We lease all of our store locations, generally for 10 years with options to extend the lease term for two or more 5-year periods. We have the right to terminate some of these leases before the expiration date under specified circumstances and some with specified termination payments. Most of our leases provide for fixed minimum rents, as well as contingent amounts based on a percentage of sales in excess of specified levels. We also lease our 107,000 square foot corporate headquarters and a 92,000 square foot distribution/warehouse facility used to hold and process a limited amount of merchandise (approximately three percent of our merchandise on a dollar basis), both in Jacksonville, FL.

As of January 29, 2011, the current terms of our store leases (assuming we exercise all lease renewal options) were as follows:

Years Lease Term Expire	Number of Leases Expiring (a)
2011	4
2012-2015	17
2016-2020	18
2021-2025	72
2026 and later	162

(a)	Includes leases for the 264 store locations operated at January 29, 2011, seven leases for previously closed store locations which we have subleased or are actively seeking to sublease and two leases for stores being relocated in 2011.

ITEM 3.	LEGAL PROCEEDINGS

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

Market Price and Related Matters

Our common stock trades on The NASDAQ Stock Market LLC (“NASDAQ”) under the trading symbol “SMRT”. On March 25, 2011, there were 1,114 stockholders. The following table sets forth the high and low sales prices of our common stock per NASDAQ for each quarter in the years ended January 29, 2011 and January 30, 2010:

	2010		2009
	High	Low	High	Low
First Quarter	$10.91	$7.70	$4.82	$1.00
Second Quarter	10.14	5.90	11.45	3.71
Third Quarter	10.14	6.56	13.75	8.94
Fourth Quarter	10.89	7.75	11.89	7.90

Dividends

On November 10, 2010, the Board of Directors declared a special cash dividend of $0.50 per common share that was paid on December 22, 2010 to shareholders of record on December 8, 2010.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the quarter ended January 29, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 31, 2010 – November 27, 2010	2,503	$9.91	2,503	530,492
November 28, 2010 – January 1, 2011	610,075	9.75	610,075	620,417
January 2, 2011 – January 29, 2011	957	8.84	957	619,460

Total	613,535	$9.75	613,535	619,460

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors. The shares reported in this table are covered by an April 17, 2007 Board authorization to repurchase 2.5 million shares of common stock and a December 14, 2010 Board authorization to repurchase 700,000 shares of common stock, neither of which have an expiration date. All of these repurchases are for taxes due on the vesting of employee stock awards which fall under the repurchase program.

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

	1/28/2006	2/3/2007	2/2/2008	1/31/2009	1/30/2010	1/29/2011
Stein Mart, Inc.	$100.0	$89.4	$39.7	$7.9	$53.4	$56.7
NASDAQ Composite	100.0	108.1	106.3	65.9	96.6	122.2
Dow Jones US Apparel Retailers	100.0	120.8	95.5	50.3	95.1	117.9

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA (Dollars in Thousands, Except Per Share and Per Square Foot Data)

The following selected consolidated financial data has been derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto and the other information contained elsewhere in this Form 10-K.

	2010	2009	2008	2007	2006(1)
Consolidated Statement of Operations Data:
Net sales	$1,181,510	$1,219,109	$1,326,469	$1,457,645	$1,501,296
Cost of merchandise sold	869,202	888,752	1,032,232	1,096,235	1,084,975

Gross profit	312,308	330,357	294,237	361,410	416,321
Selling, general and administrative expenses (2)	288,592	314,115	394,767	388,572	376,611
Other income, net	29,430	18,405	20,401	21,376	18,214

Operating income (loss)	53,146	34,647	(80,129)	(5,786)	57,924
Interest income (expense), net	46	(238)	(1,753)	(794)	1,006

Income (loss) before income taxes	53,192	34,409	(81,882)	(6,580)	58,930
Income tax (provision) benefit	(4,439)	(10,856)	10,581	2,050	(21,754)

Net income (loss)	$48,753	$23,553	$(71,301)	$(4,530)	$37,176

Basic income (loss) per share (3)	$1.10	$0.55	$(1.72)	$(0.11)	$0.85
Diluted income (loss) per share (3)	$1.08	$0.54	$(1.72)	$(0.11)	$0.84
Cash dividends paid per share	$0.50	$—	$—	$0.25	$1.75

Adjusted Non-GAAP Measures: (7)
Adjusted income (loss) per diluted share	$0.86	$0.71	$(0.87)	$(0.04)	$0.88

Consolidated Operating Data:
Stores open at end of period	264	267	276	280	268
Sales per store including shoe department (4)	$4,813	$4,845	$5,113	$5,737	$6,079
Sales per store excluding shoe department (5)	$4,469	$4,515	$4,778	$5,363	$5,644
Sales per square foot including shoe department (4)	$161	$160	$170	$190	$201
Sales per square foot excluding shoe department (5)	$161	$161	$171	$192	$201
Comparable store net sales decrease (6)	(1.8)%	(5.6)%	(10.9)%	(4.0)%	(1.2)%

Consolidated Balance Sheet Data:
Working capital	$172,302	$152,781	$206,104	$165,469	$174,785
Total assets	436,444	404,213	449,890	460,539	480,351
Long-term debt	—	—	100,000	27,133	—
Total stockholders’ equity	247,251	215,689	186,350	256,689	288,172

(1)	2006 is a 53-week year; all others are 52-week years.
(2)	Selling, general and administrative expenses include asset impairment and store closing charges of $3.1 million in 2010, $11.1 million in 2009, $25.4 million in 2008, $5.2 million in 2007 and $2.6 million in 2006.
(3)	Earnings per share (“EPS”) data for the years 2006-2008 has been adjusted retrospectively for the February 1, 2009 adoption of new EPS guidance on participating securities included in the computation of EPS under the two-class method.
(4)	These sales per store and sales per square foot calculations include shoe department sales, which are not included in our reported net sales. Sales per store is calculated by dividing (a) total sales including shoe department sales by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot includes shoe department sales and selling space and excludes administrative, receiving and storage areas. All periods are calculated on a 52-week basis.
(5)	These sales per store and sales per square foot calculations exclude shoe department sales, which are not included in our reported net sales. Sales per store is calculated by dividing (a) total sales excluding shoe department sales by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot excludes shoe department sales and selling space, administrative, receiving and storage areas. All periods are calculated on a 52-week basis.
(6)	Comparable store sales information for a period reflects stores open throughout that period and for the same 52-week period in the prior year, except for the year 2006. Comparable store net sales decrease for 2006 represents comparable store sales for the 52 weeks ended January 27, 2007 compared to the 52 weeks ended January 28, 2006.
(7)

SEC Regulation S-K 10(e) – We report our consolidated financial results in accordance with generally accepted accounting principles (GAAP). However, to supplement these consolidated financial results, we believe that certain non-GAAP operating results, which exclude asset impairment and store closing charges, a cumulative breakage gain, net of a charge associated with changing our physical inventory process and the (reversal)/initial recording of a valuation allowance for deferred tax assets, may provide a more meaningful measure on which to compare the results of operations between periods. We believe these non-GAAP results provide useful information to both management and investors by excluding certain items that impact the comparability of the results.

Reconciliations of net income (loss) per diluted share on a GAAP basis to adjusted net income (loss) per diluted share (non-GAAP basis) are presented in the table below:

	2010	2009	2008	2007	2006
Net income (loss) per diluted share (GAAP basis)	$1.08	$0.54	$(1.72)	$(0.11)	$0.84
Adjustments:
Cumulative breakage gain, net of inventory charge	(0.15)
Asset impairment and store closing charges, net of tax	0.06	0.17	0.39	0.07	0.04
Valuation allowance for deferred tax assets – (reversal)/initial	(0.13)	—	0.46	—	—

Adjustments total	(0.22)	0.17	0.85	0.07	0.04

Adjusted net income (loss) per diluted share (non-GAAP basis)	$0.86	$0.71	$(0.87)	$(0.04)	$0.88

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions.

2010 Highlights

We are pleased to have delivered a strong year of profitability and eight consecutive profitable quarters. For the year ended January 29, 2011, net income was $48.8 million or $1.08 per diluted share compared to net income of $23.6 million or $0.54 per diluted share in 2009. These results include items that impact comparability, including a $6 million income tax benefit (see “Adjusted Results for Items Impacting Comparability” and non-GAAP table below). Excluding these items, adjusted net income increased 23.7 percent to $38.5 million or $0.86 per diluted share compared to $31.1 million or $0.71 per diluted share in 2009.

Operating income for 2010 increased to $53.1 million from $34.6 million in 2009. Excluding store closing and impairment charges in both years and a net gain recorded in the second quarter of 2010, operating income increased to $47.8 million or 4.0 percent of sales from $45.7 million or 3.8 percent of sales in 2009 (see non-GAAP table below). The increase in adjusted operating income is the result of lower selling, general and administrative (“SG&A”) expenses and an increase in other income, partially offset by a reduction in gross profit.

On the balance sheet, we ended 2010 with $80.2 million in cash compared to $81.0 million in 2009, after payment of a special dividend totaling $22.2 million or $0.50 per common share in December 2010. We did not use our credit facility in 2010 and had no debt at year-end. Capital expenditures totaled $29.6 million in 2010 including a $19 million investment in systems which will allow us to better manage our merchandise and serve our customers.

2011 Outlook

Our focus in 2011 is to increase sales by attracting more customers and build our share of their spending. Our strategic initiatives to drive sales growth include a continued focus on offering distinctive merchandise at great values and enhancing our marketing to attract more customers, including younger and Hispanic shoppers. We are making significant progress in expanding our selection of designer and national brands that are recognized by and resonate with our customers. We continue to reinforce our brand value proposition with our new tagline “more fashion, less price”. We also continue to plan conservatively including rigorous cost and inventory management.

We expect the following factors to influence our business in 2011:

•	SG&A dollars, excluding store closing and impairment charges, are expected to increase slightly.

•	The tax rate for the year is expected to be approximately 39%.

•	We plan to open three to five stores, close three to five stores and relocate approximately five stores to better locations in their respective markets.

•

Capital expenditures are expected to be in the range of $25 million to $30 million. These expenditures will be used primarily for enhancing information systems and for store openings, relocations and remodels.

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Operations expressed as a percentage of net sales (numbers may not add due to rounding):

	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	73.6	72.9	77.8

Gross profit	26.4	27.1	22.2
Selling, general and administrative expenses	24.4	25.8	29.8
Other income, net	2.5	1.5	1.5

Operating income (loss)	4.5	2.8	(6.0)
Interest income (expense), net	—	—	(0.1)

Income (loss) before income taxes	4.5	2.8	(6.2)
Income tax (provision) benefit	(0.4)	(0.9)	0.8

Net income (loss)	4.1%	1.9%	(5.4)%

Adjusted Results for Items Impacting Comparability

Results for 2010, 2009 and 2008 include items that impact comparability of financial performance. Fiscal 2010 includes a net pretax gain of $8.5 million recorded during the second quarter, comprised of a $9.7 million pretax gain to recognize cumulative breakage income on unused gift and merchandise return cards and an offsetting $1.2 million charge associated with our physical inventory process. The $1.2 million charge related to a change in the process and timing of our physical inventories, as well as accelerating one-half of our stores’ inventory observations to mid-year from year-end. Asset impairment and store closing charges are reflected in all years, but were significantly lower in fiscal 2010. Income tax for fiscal 2010 was favorably impacted by the reversal of the remaining deferred tax valuation allowance established in fiscal 2008.

Reconciliations of operating and net income (loss) on a GAAP basis to adjusted operating and net income (loss) on a non-GAAP basis are presented in the following table:

	2010		2009		2008
	Operating Income	Net Income	Operating Income	Net Income	Operating Loss	Net Loss
Income (loss) - (GAAP basis)	$53,146	$48,753	$34,647	$23,553	$(80,129)	$(71,301)
Adjustments:
Cumulative breakage gain, net of inventory charge	(8,481)	(6,713)	—	—	—	—
Asset impairment and store closing charges	3,093	2,448	11,087	7,589	25,423	16,103
Valuation allowance for deferred tax assets – (reversal)/initial	—	(5,973)	—	—	—	18,958

Adjusted income (loss) - (non-GAAP basis)	$47,758	$38,515	$45,734	$31,142	$(54,706)	$(36,240)

Asset impairment and store closing charges, including costs to relocate stores, are as follows:

	2010	2009	2008
Asset impairment charges	$1,150	$8,429	$20,726
Lease termination costs, net	1,702	2,089	3,568
Severance costs	241	569	1,129

Total	$3,093	$11,087	$25,423

2010 Compared to 2009

Net sales for the year ended January 29, 2011 were $1,181.5 million, a decrease of 3.1 percent from $1,219.1 million for 2009. The $37.6 million decrease reflects a $20.7 million decrease in the comparable store group and a $26.0 million decrease in the closed store group, offset by a $9.1 million increase in the non-comparable store group due to the inclusion of sales for a total of four stores opened in 2010 and 2009. The closed store group includes 5 stores closed in 2010 and 11 stores closed in 2009. Comparable stores sales for 2010 decreased 1.8 percent compared to 2009.

Gross profit for the year ended January 29, 2011 was $312.3 million or 26.4 percent of net sales compared to $330.4 million or 27.1 percent of net sales for 2009. The $18.1 million decrease in gross profit reflects a $14.2 million decrease in the comparable store group and a $6.0 million decrease in the closed store group, offset by a $2.1 million increase in the non-comparable store group.

Gross profit as a percent of sales decreased during 2010 primarily due to a 0.6 percent of sales increase in markdowns and negative leverage on lower sales. Markdowns were higher in 2010 due to the competitive retail environment.

SG&A expenses were $288.6 million or 24.4 percent of net sales for the year ended January 29, 2011 as compared to $314.1 million or 25.8 percent of net sales for 2009. Excluding pre-tax asset impairment and store closing charges in both years and the $1.2 million charge associated with changing our physical inventory process in 2010, SG&A expenses decreased $18.7 million to $284.3 million or 24.1 percent of sales from $303.0 million or 24.9 percent of sales for 2009. This decrease reflects a $23.7 million decrease in store expenses offset by a $3.2 million increase in advertising expenses and a $1.8 million increase in corporate expenses. Store expense reductions include a $9.0 million decrease in personnel expenses resulting from our new supply chain process, a $9.0 million decrease in other store operating and depreciation expenses and a $5.7 million decrease due to the elimination of operating costs from closed stores. Other store operating expenses were lower as a result of continued cost savings initiatives. Depreciation expense was lower as a result of asset impairment charges taken at the end of fiscal 2009. Advertising spend was higher to increase our marketing impact.

Asset impairment charges were $7.3 million higher in 2009 due to more store closings and a greater number of stores with projected cash flows that did not support the carrying value of their long-lived assets which required a write-down of their assets. Store closing charges were $0.7 million lower this year because there were fewer store closings and this year includes an offsetting $1.2 million gain on a lease buyout by a landlord for the early termination of a lease.

Other income, net for 2010 increased $11.0 million to $29.4 million from $18.4 million in 2009. During the second quarter of 2010, we recognized $9.7 million of other income related to cumulative breakage on unused gift and merchandise return cards since the inception of these programs. Prior to the second quarter of 2010, we had not recognized breakage on card balances pending our final determination of the interpretation of the escheat laws applicable to our operations and historical redemption patterns. The remaining increase in other income was from our magazine subscription program and breakage income recognized in the second half of 2010.

We had a small amount of interest income in 2010 compared to net interest expense in 2009 as a result of having no direct borrowings since the first quarter of 2009.

The income tax provision for 2010 was favorably impacted by the reversal of the remaining $6 million deferred tax asset valuation allowance established in 2008. In the fourth quarter of 2010, we were no longer in a cumulative three-year loss position because the Company’s income in the last two years exceeded the loss incurred in 2008. Excluding this favorable tax adjustment, the effective tax rate (“ETR”) was 19.6 percent in 2010 compared to 31.5 percent in 2009. The 2010 rate was lower than the federal statutory rate of 35.0 percent due to the impact of favorable changes in book/tax differences on our valuation allowance prior to the year-end reversal and favorable settlements of state income tax examinations. The 2009 ETR was lower than the federal statutory rate of 35.0 percent due to the effect of certain book/tax differences on the valuation allowance including a tax accounting method change made in the third quarter of 2009. We expect our 2011 ETR to be approximately 39.0 percent.

2009 Compared to 2008

Net sales for the year ended January 30, 2010 were $1,219.1 million, down 8.1 percent from $1,326.5 million for 2008. The $107.4 million decrease reflects a $69.7 million decrease in the comparable store group and a $47.9 million decrease in the closed store group, offset by a $10.2 million increase in the non-comparable store group due to the inclusion of sales for a total of eight stores opened in 2009 and 2008. The closed store group includes 11 stores closed in 2009 and 10 stores closed in 2008. Comparable stores sales for 2009 decreased 5.6 percent compared to 2008.

Although sales decreased in 2009, gross profit for the year ended January 30, 2010 increased to $330.4 million or 27.1 percent of net sales from $294.2 million or 22.2 percent of net sales for 2008. The $36.1 million increase in gross profit reflects a $37.9 million increase in the comparable store group and a $3.2 million increase in the non-comparable store group, partially offset by a $5.0 million decrease in the closed store group. Gross profit as a percent of sales increased during fiscal 2009 due to a 4.6 percentage point decrease in markdowns and a 1.1 percentage point increase in markup, offset by a 0.8 percentage point decrease in buying and occupancy costs. Markdowns were lower in 2009 due to lower inventory levels and lower levels of clearance merchandise.

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

The effective tax rate (“ETR”) was 31.5 percent in 2009 compared to a tax benefit of 12.9 percent in 2008. The 2008 rate was unusually low due to our recording a $19.0 million deferred tax asset valuation allowance through a charge to tax expense during the fourth quarter of 2008. We recorded the valuation allowance because 2008 operating results produced a cumulative three-year loss, which is considered a significant factor that is difficult to overcome when determining if a valuation allowance is required. Although we were profitable in 2009, we remained in a cumulative three-year loss. We perform a quarterly assessment of net deferred tax assets and plan to carry a valuation allowance until such time that positive evidence is sufficient to justify realization. The 2009 ETR was lower than the federal statutory rate of 35.0 percent due to the effect of certain book/tax differences on the valuation allowance including a tax accounting method change made in the third quarter of 2009.

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and a revolving credit facility. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, our working capital needs are lowest in the first quarter and highest at the end of the third quarter and beginning of the fourth quarter as we build inventories for the holiday selling season.

As of January 29, 2011, we had $80.2 million in cash and cash equivalents compared to $81.0 million in 2009. We did not use our revolving credit facility in 2010 and had no direct borrowings at the end of either year. We paid a special dividend of $0.50 per common share, or $22.2 million, in December 2010.

Net cash provided by operating activities was $49.6 million in 2010, $98.3 million in 2009 and $19.4 million in 2008. Cash provided by operating activities decreased $48.7 million from 2009. The decrease was primarily due to $12.6 million more cash used for inventories and accounts payable and $32.7 million less cash from income tax receivable/payable (including $24.6 million of net operating loss carry back refunds in 2009). Inventories at January 29, 2011 were $14.2 million higher than at January 30, 2010 primarily due to higher inventory balances in our warehouse and distribution centers. The timing of receipts and vendor payments increased accounts payable at the end of this year compared to last year.

Operating cash flows for 2009 increased $79.0 million over 2008. The increase was primarily due to $66.4 million more cash provided by net income plus non-cash charges and a $37.7 million increase in cash provided by income taxes receivable/payable (including $24.6 million of net operating loss carry back refunds received during 2009), offset by $20.3 million more cash used for inventories and accounts payable and $4.9 million more cash used by other operating activities. While the end of year 2009 inventory balance was only slightly higher compared to 2008, accounts payable was higher at the end of 2009 due to approximately $30 million of merchandise in distribution centers at the end of 2009 that was received earlier than at the end of 2008 as part of our new supply chain network.

Net cash used in investing activities, solely for capital expenditures, was $(29.6) million in 2010, $(7.6) million in 2009 and $(19.3) million in 2008. Capital expenditures for 2010 include approximately $19 million for systems improvements, with the largest portion for our new merchandise information system. The remaining capital amounts are for improvements in our point-of-sale system, upgrades to store fixtures and for new and relocated stores. Capital expenditures for 2009 compared to 2008 reflect a decrease in the number of store openings.

Net cash (used in) provided by financing activities was $(20.9) million in 2010, $(98.7) million in 2009 and $73.7 million in 2008. We paid $22.2 million in dividends in 2010 and had no activity on our revolving credit agreement. More cash was used in 2009 for the repayment of all direct borrowings under our credit agreement while 2008 had cash provided by net borrowings on the credit agreement.

We expect to invest approximately $25 to $30 million in capital expenditures in 2011. The cost of opening a new store ranges from $550,000 to $600,000 for fixtures, equipment, leasehold improvements and pre-opening costs (primarily advertising, stocking and training). Pre-opening costs are expensed at the time of opening. Initial inventory investment for a new store is approximately $800,000.

We have a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2012. We expect to enter into a new credit agreement before the end of 2011. The amount available for borrowing was $139.2 million at January 29, 2011 and is based on a percentage of eligible inventories less reserves, as defined in the Agreement. Availability was further reduced to $130.6 million after deducting outstanding letters of credit of $8.6 million. We had no direct borrowings at January 29, 2011 and are in compliance with the terms of the Agreement.

We believe that we will continue to generate positive cash flow from operations, which, along with our available cash and borrowing capacity under the revolving credit agreement, will provide the means needed to fund our operations for the foreseeable future.

Contractual Obligations

The following table sets forth our contractual obligations at January 29, 2011 (in thousands):

	Total	Less than 1 Year	1 – 2 Years	3 – 5 Years	After 5 Years
Operating leases	$316,446	$72,477	$61,885	$125,760	$56,324
Purchase obligations (a)	210,559	210,559	—	—	—

Total	$527,005	$283,036	$61,885	$125,760	$56,324

(a)	Represent open purchase orders with vendors for merchandise not yet received and recorded on our Consolidated Balance Sheet.

The above table does not include long-term debt as we did not have any direct borrowings under our senior revolving credit facility at January 29, 2011. Other long-term liabilities on the balance sheet include the liability for unrecognized tax benefits, deferred compensation, deferred rent liability, postretirement benefit liability and other long-term liabilities that do not have specific due dates, so are excluded from the preceding table. Other long-term liabilities also include long-term store closing reserves, a component of which is future minimum payments under non-cancelable leases for closed stores. These future minimum lease payments for these closed stores total $5.0 million and are included in the above table.

Off-Balance Sheet Arrangements

We have outstanding standby letters of credit totaling $8.6 million securing certain insurance programs at January 29, 2011. If certain conditions were to occur under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, we do not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements that could affect our financial condition.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the financial statements, we cannot guarantee that our estimates and assumptions will be accurate, which could require adjustments of these estimates in future periods. A summary of the more significant accounting policies follows.

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

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment charge is the excess of the carrying value of the asset over its fair value. Fair value, as used in our asset impairment calculations, is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Based on our historical experience, the resale value of used fixtures and equipment is de minimis and since we lease all our store locations, our leasehold improvements cannot be sold in a market transaction, and therefore have little to no fair value. Impairment reviews are performed for individual stores during the fourth quarter, or more frequently should circumstances change. A significant change in cash flows could result in an increase in asset impairment charges. During 2010, we recorded $1.2 million in pre-tax asset impairment charges related to stores closed in 2010, stores closing in 2011 and certain other under-performing stores.

Store Closing Costs. We record costs associated with store closing activities when they are incurred, generally the cease-use date. Lease termination costs are recorded net of estimated sublease income that could reasonably be obtained for the properties. In the event we are not successful in subleasing closed store locations, additional store closing costs may be recorded. During 2010, we recorded $1.9 million in pre-tax store closing charges related to stores closed or relocated in 2010.

Insurance Reserves. We use a combination of insurance and self-insurance for various risks including workers’ compensation, general liability and associate-related health care benefits, a portion of which is paid by the covered employees. We are responsible for paying the claims that are less than the insured limits. The reserves recorded for these claims are estimated actuarially, based on claims filed and claims incurred but not reported. These reserve estimates are adjusted based upon actual claims filed and settled. The estimated accruals for these reserves could be significantly affected if future claims differ from historical trends and other actuarial assumptions. As of January 29, 2011 and January 30, 2010, insurance reserves of $14.9 million and $16.3 million, respectively, were included in accrued liabilities. Adjustments to earnings resulting from changes in trends and other actuarial assumptions have not been significant in 2010, 2009 and 2008.

Valuation Allowance for Deferred Tax Assets. Income tax accounting guidance requires that companies assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook.

We perform a quarterly assessment of our net deferred tax assets to determine realization. During the fourth quarter of 2008, we established a valuation allowance against deferred tax assets because 2008 operating results produced a cumulative three-year loss, which is considered a significant factor that is difficult to overcome when determining if a valuation allowance is required per ASC Topic 740, Income Taxes. Although we were profitable in 2009, we remained in a cumulative three-year loss.

In the fourth quarter of 2010, we were no longer in a cumulative three-year loss position because the Company’s income in the last two years exceeded the loss incurred in 2008. Based on this information, along with our expectations of future earnings, we reversed our remaining valuation allowance of $6 million in the fourth quarter of 2010. Our valuation allowance also decreased during 2010 due to favorable changes in our net deferred tax asset position related to favorable book/tax differences estimated for 2010. Of the $16.7 million decrease in our valuation allowance for the year, $14.7 million was recorded in the Consolidated Statements of Operations. The remainder related primarily to a decrease in deferred tax assets associated with stock based compensation recorded in prior years for which a tax benefit was not realized. The valuation allowance was $0 and $16.7 million at January 29, 2011 and January 30, 2010, respectively.

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

For a complete listing of our significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance impacting the determination of when individual deliverables included in an arrangement with multiple deliverables may be treated as separate units of accounting. The guidance, which was incorporated into ASC Topic 605, Revenue Recognition, eliminates the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This guidance is effective for fiscal years beginning on or after June 15, 2010, however early adoption is permitted. We will use this new guidance to account for our Co-Brand Credit Card Consumer Program Agreement. We plan to adopt this guidance in the first quarter of 2011 and do not anticipate it will have a material effect on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through borrowings under our revolving credit facility which are at variable rates. The facility permits debt commitments up to $150 million, has a January 2012 maturity date and bears interest at spreads over the prime rate and LIBOR. We had no borrowings under our revolving credit facility during 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 29, 2011. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective as of January 29, 2011.

The effectiveness of the Company’s internal control over financial reporting as of January 29, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included on page F-1 herein.

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

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 14, 2011 Annual Meeting of Stockholders.

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

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 14, 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 14, 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 14, 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 14, 2011 Annual Meeting of Stockholders.

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

STEIN MART, INC.

Date: April 1, 2011	By:	/s/ David H. Stovall, Jr.
David H. Stovall, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of April, 2011.

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

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors

and Stockholders of Stein Mart, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows, present fairly, in all material respects, the financial position of Stein Mart, Inc. and its subsidiaries at January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Jacksonville, Florida

March 31, 2011

Stein Mart, Inc.

Consolidated Balance Sheets

(In thousands, except for share data)

	January 29, 2011	January 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$80,171	$80,975
Trade and other receivables	10,360	10,178
Inventories	232,295	218,125
Income taxes receivable	2,382	—
Prepaid expenses and other current assets	15,226	11,112

Total current assets	340,434	320,390
Property and equipment, net	79,964	68,415
Other assets	16,046	15,408

Total assets	$436,444	$404,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,545	$80,318
Accrued liabilities	72,587	84,330
Income taxes payable	—	2,961

Total current liabilities	168,132	167,609
Other liabilities	21,061	20,915

Total liabilities	189,193	188,524
COMMITMENTS AND CONTINGENCIES (Notes 5 and 9)
Stockholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 44,396,504 and 42,872,457 shares issued and outstanding, respectively	444	429
Additional paid-in capital	21,126	15,977
Retained earnings	225,225	198,705
Accumulated other comprehensive income	456	578

Total stockholders’ equity	247,251	215,689

Total liabilities and stockholders’ equity	$436,444	$404,213

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Operations

(In thousands, except for share amounts)

	Year Ended January 29, 2011	Year Ended January 30, 2010	Year Ended January 31, 2009

Net sales	$1,181,510	$1,219,109	$1,326,469

Cost of merchandise sold	869,202	888,752	1,032,232

Gross profit	312,308	330,357	294,237

Selling, general and administrative expenses	288,592	314,115	394,767

Other income, net	29,430	18,405	20,401

Operating income (loss)	53,146	34,647	(80,129)

Interest income (expense), net	46	(238)	(1,753)

Income (loss) before income taxes	53,192	34,409	(81,882)

Income tax (provision) benefit	(4,439)	(10,856)	10,581

Net income (loss)	$48,753	$23,553	$(71,301)

Net income (loss) per share:

Basic	$1.10	$0.55	$(1.72)

Diluted	$1.08	$0.54	$(1.72)

Weighted-average shares outstanding:

Basic	42,780	41,822	41,366

Diluted	43,592	43,082	41,366

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

Balance at February 2, 2008	41,831	$418	$5,288	$250,983	$—	$256,689

Adoption of accounting guidance for split-dollar postretirement benefits				(4,530)		(4,530)
Comprehensive loss:
Net loss				(71,301)		(71,301)
Unrecognized postretirement plan adjustments:
Actuarial gain					785	785

Total comprehensive loss						(70,516)

Common shares issued under stock option plan			31			31
Common shares issued under employee stock purchase plan	420	4	796			800
Reacquired shares	(5)		(18)			(18)
Issuance of restricted stock, net	410	5	(5)			—
Share-based compensation			4,077			4,077
Tax deficiency from equity issuances			(183)			(183)

Balance at January 31, 2009	42,656	427	9,986	175,152	785	186,350

Comprehensive income:
Net income				23,553		23,553
Unrecognized postretirement plan adjustments:
Actuarial gain					80	80
Transition obligation					(287)	(287)

Total comprehensive income						23,346

Common shares issued under stock option plan	104	1	760			761
Common shares issued under employee stock purchase plan	155	1	523			524
Reacquired shares	(13)		(123)			(123)
Forfeiture of restricted stock, net	(30)					—
Share-based compensation			4,610			4,610
Tax benefit from equity issuances			221			221

Balance at January 30, 2010	42,872	429	15,977	198,705	578	215,689

Comprehensive income:
Net income				48,753		48,753
Unrecognized postretirement plan adjustments:
Actuarial loss					(138)	(138)
Transition obligation					16	16

Total comprehensive income						48,631

Common shares issued under stock option plan	912	9	737			746
Common shares issued under employee stock purchase plan	145	1	765			766
Reacquired shares	(871)	(8)	(7,094)			(7,102)
Issuance of restricted stock, net	1,339	13	(13)			—
Share-based compensation			3,759			3,759
Tax benefit from equity issuances			6,995			6,995
Cash dividends paid				(22,233)		(22,233)

Balance at January 29, 2011	44,397	$444	$21,126	$225,225	$456	$247,251

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended January 29, 2011	Year Ended January 30, 2010	Year Ended January 31, 2009
Cash flows from operating activities:
Net income (loss)	$48,753	$23,553	$(71,301)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,328	19,223	25,752
Impairment of property and other assets	1,150	8,429	20,726
Change in valuation allowance for deferred tax assets	(16,686)	(2,272)	18,958
Deferred income taxes	10,679	2,558	(10,341)
Store closing charges	3,128	2,658	4,697
Share-based compensation	3,759	4,610	4,077
Tax benefit (deficiency) from equity issuances	6,995	221	(183)
Excess tax benefits from share-based compensation	(6,937)	(166)	(3)
Changes in assets and liabilities:
Trade and other receivables	(182)	(1,167)	3,361
Inventories	(14,170)	(10,986)	55,357
Income taxes receivable	(2,382)	24,439	(10,336)
Prepaid expenses and other current assets	(111)	977	1,491
Other assets	(1,743)	2,461	1,595
Accounts payable	15,227	24,635	(21,441)
Accrued liabilities	(9,412)	5,033	(481)
Income taxes payable	(2,961)	2,961	—
Other liabilities	(2,803)	(8,838)	(2,572)

Net cash provided by operating activities	49,632	98,329	19,356

Cash flows from investing activities:
Capital expenditures	(29,550)	(7,585)	(19,281)

Cash used in investing activities	(29,550)	(7,585)	(19,281)

Cash flows from financing activities:
Borrowings under notes payable to banks	—	57,300	626,652
Repayments of notes payable to banks	—	(157,300)	(553,785)
Cash dividends paid	(22,233)	—	—
Excess tax benefits from share-based compensation	6,937	166	3
Proceeds from exercise of stock options	746	761	31
Proceeds from employee stock purchase plan	766	524	800
Repurchase of common stock for employee withholdings	(7,102)	(123)	(18)

Net cash (used in) provided by financing activities	(20,886)	(98,672)	73,683

Net (decrease) increase in cash and cash equivalents	(804)	(7,928)	73,758
Cash and cash equivalents at beginning of year	80,975	88,903	15,145

Cash and cash equivalents at end of year	$80,171	$80,975	$88,903

Supplemental disclosures of cash flow information:
Income taxes paid	$9,580	$13,236	$2,100
Interest paid	4	271	1,906

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

1. Summary of Significant Accounting Policies and Other Information

As of January 29, 2011 we operated a chain of 264 retail stores in 29 states and the District of Columbia that offers the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries, Stein Mart Buying Corp. and Stein Mart Holding Corp.

Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts have been eliminated in consolidation.

Fiscal Year End. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2010, 2009 and 2008 ended on January 29, 2011, January 30, 2010 and January 31, 2009, respectively. Fiscal 2010, 2009 and 2008 included 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

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

Cash and Cash Equivalents. The carrying value of cash and cash equivalents, which includes money market funds, approximates fair value due to their short-term nature. In February 2008, we adopted the guidance of ASC Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities. This guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors. The only instruments that fall under the scope of this pronouncement are cash equivalents of $68.1 million at January 29, 2011 and $70.2 million at January 30, 2010, which are Level 1 securities with readily available market prices.

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

Property and Equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of 3-10 years for fixtures, equipment and software and 5-10 years for leasehold improvements. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the lease.

Impairment of Long-Lived Assets. We follow the guidance in ASC Topic 360, Property, Plant and Equipment, which requires impairment losses to be recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment is the excess of the carrying value of the asset over its fair value. Fair value is based on estimated market values of similar assets. Impairment reviews are performed for individual stores during the fourth quarter. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. See Note 2 for further discussion.

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

Comprehensive Income/(Loss). Comprehensive income (loss) consists of two components, net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) refers to gains and losses that, under generally accepted accounting principles, are recorded as an element of stockholders’ equity but are excluded from net income/(loss). Accumulated other comprehensive income in 2010, 2009 and 2008 includes unrecognized actuarial gains and transition obligations related to our postretirement benefit plans. See Note 7 for further discussion.

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

We offer electronic gift cards and electronic merchandise return cards to our customers. These cards do not have expiration dates. No revenue is recognized at the time gift cards are sold; rather, the issuance is recorded as a liability to customers. At the time merchandise return cards are issued for returned merchandise, the sale is reversed and the issuance is recorded as a liability to customers. These card liabilities are reduced and sales revenue is recognized when cards are redeemed for merchandise. Card liabilities are included within accrued liabilities in the Consolidated Balance Sheets.

During the second quarter of 2010, we recognized $9.7 million of other income related to cumulative breakage on unused gift and merchandise return cards since the inception of these programs. Breakage income is recognized when the likelihood of the card being redeemed by the customer is remote and we have determined that there is no legal obligation to remit card balances to relevant jurisdictions. Prior to the second quarter of 2010, we had not recognized breakage on card balances pending our final determination of the escheat laws applicable to our operations and historical redemption patterns. We follow the Redemption Recognition Method to account for breakage of unused cards where breakage is recognized as cards are redeemed for the purchase of merchandise based upon a historical breakage rate over an estimated redemption period (48 months). While we expect to continue to recognize gift card and merchandise return card breakage each period, the amount will be significantly less than recognized in 2010 due to the initial multi-year calculation. Breakage income is recorded within other income, net in the Consolidated Statements of Operations.

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

•

Royalty fees received from the Bank are based on a percentage of cardholder purchases. Royalty fees are deferred as a reward liability (in accrued liabilities) and are subsequently recognized as revenue when the reward is redeemed or upon expiration. The related cost of the reward is recognized when the reward is redeemed.

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

Advertising Expense. Advertising costs are expensed as incurred. Advertising expenses of $53.8 million, $50.2 million and $51.5 million are reflected in SG&A expenses in the Consolidated Statements of Operations for 2010, 2009 and 2008, respectively.

Income Taxes. We follow the guidance in ASC Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance for amounts that do not satisfy required realization criteria. See Note 6 for further discussion.

Share-Based Compensation. We follow the guidance in ASC Topic 718, Stock Compensation, to record share-based compensation. Pursuant to the guidance, we recognize expense in the financial statements for the fair values of all share-based payments to employees over the employees’ requisite service periods.

Earnings Per Share (“EPS”). We follow the guidance of ASC Topic 260, Earnings Per Share, which clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share (“EPS”) under the two-class method. Our restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. Under the two-class method, EPS is

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period.

The following table presents the calculation of basic and diluted income (loss) per common share (shares in thousands):

	2010	2009	2008
Numerator:
Net income (loss)	$48,753	$23,553	$(71,301)
Income allocated to participating securities	1,492	511	—

Net income (loss) available to common stockholders	$47,261	$23,042	$(71,301)

Denominator:
Basic weighted-average shares outstanding	42,780	41,822	41,366
Incremental shares from share-based compensation plans	812	1,260	—

Diluted weighted-average shares outstanding	43,592	43,082	41,366

Net income (loss) per share:
Basic	$1.10	$0.55	$(1.72)
Diluted	$1.08	$0.54	$(1.72)

Options to purchase approximately 1.2 million, 1.2 million and 2.0 million shares of common stock that were outstanding during 2010, 2009 and 2008, respectively, were not included in the computation of diluted net income (loss) per share as the exercise prices of these options were greater than the average market price of the common shares. Had we reported net income for fiscal 2008, common stock equivalents totaling 39,108 would have been included in the diluted net income per share calculation.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance impacting the determination of when individual deliverables included in an arrangement with multiple deliverables may be treated as separate units of accounting. The guidance, which was incorporated into ASC Topic 605, Revenue Recognition, eliminates the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This guidance is effective for fiscal years beginning on or after June 15, 2010, however early adoption is permitted. We will use this new guidance to account for our Co-Brand Credit Card Consumer Program Agreement. We plan to adopt this guidance in the first quarter of 2011 and do not anticipate it will have a material effect on our consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

2. Property and Equipment, Net

Property and equipment, net consists of the following:

	January 29, 2011	January 30, 2010
Fixtures, equipment and software	$199,118	$172,751
Leasehold improvements	60,361	56,158

	259,479	228,909
Accumulated depreciation and amortization	179,515	160,494

	$79,964	$68,415

Depreciation and amortization expense for property and equipment totaled $16.9 million, $18.9 million and $24.6 million for 2010, 2009 and 2008, respectively.

During 2010, 2009 and 2008, we recorded net pre-tax asset impairment charges of $1.2 million, $8.4 million and $20.7 million, respectively, to reduce the carrying value of furniture, fixtures, equipment and leasehold improvements held for use and certain other assets in stores closing in 2011, stores closed during those years, and certain other under-performing stores to their respective estimated fair value. The charges were higher in 2009 and 2008 due to a greater number of stores with projected cash flows that did not support the carrying value of their long-lived assets. These charges are included in SG&A expenses in the Consolidated Statements of Operations.

Fair value, as used in our asset impairment calculations, is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Store-related assets are considered Level 3 assets in the fair value hierarchy as the inputs for calculating the fair value of these assets are based on historical transactions for similar assets. Based on our historical experience, the resale value of used fixtures and equipment is de minimis and since we lease all our store locations, our leasehold improvements cannot be sold in a market transaction, and therefore have little to no fair value. Therefore, there is no remaining fair value of impaired store-related assets at January 29, 2011.

3. Accrued Liabilities

The major components of accrued liabilities are as follows:

	January 29, 2011	January 30, 2010
Compensation and employee benefits	$23,779	$19,838
Unredeemed gift and returns cards	11,507	20,780
Property taxes	14,187	14,405
Other	23,114	29,307

	$72,587	$84,330

4. Revolving Credit Agreement

We have a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2012. We expect to enter into a new credit agreement before the end of 2011. Borrowings under the Agreement are based on and collateralized primarily by eligible inventory. We issue standby and commercial letters of credit for certain insurance programs and securing foreign sourced merchandise. Outstanding letters of credit and other reserves, as defined in the Agreement, reduce availability. The interest rates on borrowings under the Agreement range from Prime (3.25% at January 29, 2011) to Prime plus .25% per annum for Prime Rate Loans and LIBOR (0.26% at January 29, 2011) plus 1.00% to LIBOR plus 1.75% per annum for Eurodollar Rate Loans and are established quarterly, based on excess availability as defined in the Agreement. An unused line fee of .20% is charged on the unused portion of the revolving credit facility, based on excess availability.

The amount available for borrowing was $139.2 million at January 29, 2011 and is based on a percentage of eligible inventories less reserves, as defined in the Agreement. Availability was further reduced to $130.6 million after deducting outstanding letters of credit of $8.6 million. We had no direct borrowings at January 29, 2011 and are in compliance with the terms of the Agreement.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

5. Leases and Commitments

We lease all of our retail stores, support facilities and certain equipment under operating leases. Annual store rent is generally comprised of a fixed minimum amount plus a contingent amount based on a percentage of sales in excess of specified levels. Most store leases also require additional payments covering real estate taxes, common area costs and insurance.

Rent expense is as follows:

	2010	2009	2008
Minimum rentals	$76,797	$80,724	$82,146
Contingent rentals	1,015	430	275

	$77,812	$81,154	$82,421

At January 29, 2011, we were committed under non-cancelable operating leases with remaining terms of up to 14 years. Future minimum payments under non-cancelable leases are:

2011	$72,477
2012	61,885
2013	52,007
2014	41,419
2015	32,334
Thereafter	56,324

Total	$316,446

6. Income Taxes

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

	January 29, 2011	January 30, 2010
Gross deferred tax assets:
Unredeemed gift and return card liabilities	$998	$4,694
Deferred rent liability	3,170	3,175
Deferred compensation liability	1,171	1,382
Insurance reserves	2,666	3,170
Share-based compensation	4,239	6,209
Store closing reserves	1,910	1,682
Other accrued liabilities	4,798	3,399
Other	1,058	1,720

	20,010	25,431
Valuation allowance	—	(16,686)

Gross deferred tax assets, net of valuation allowance	20,010	8,745

Gross deferred tax liabilities:
Inventory	2,808	3,678
Property and equipment	9,568	3,370
Prepaid items	1,470	1,381
Other assets	191	316

Gross deferred tax liabilities	14,037	8,745

Net deferred tax asset	$5,973	$—

We perform a quarterly assessment of our net deferred tax assets to determine realization. During the fourth quarter of 2008, we established a $19.0 million valuation allowance against deferred tax assets because 2008 operating results produced a cumulative three-year loss, which is considered a significant factor that is difficult to overcome when determining if a valuation allowance is required per ASC Topic 740, Income Taxes. Although we were profitable in 2009, we remained in a cumulative three-year loss. The $19.0 million valuation allowance was reduced by $2.3 million to $16.7 million in 2009.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

In the fourth quarter of 2010, we were no longer in a cumulative three-year loss position because the Company’s income in the last two years exceeded the loss incurred in 2008. Based on this information, along with expectations of future earnings, we reversed our remaining valuation allowance of $6 million in the fourth quarter of 2010. Our valuation allowance also decreased during 2010 due to favorable changes in our net deferred tax asset position related to favorable book-tax differences estimated for 2010. Of the $16.7 million decrease in our valuation allowance for the year, $14.7 million was recorded in the Consolidated Statements of Operations. The remainder related primarily to a decrease in deferred tax assets associated with stock based compensation recorded in prior years for which a tax benefit was not realized.

Deferred tax assets (liabilities) are reflected on the Consolidated Balance Sheets as follows:

	January 29, 2011	January 30, 2010
Current deferred tax assets (included in other current assets)	$4,003	$—
Current deferred tax liabilities (included in accrued liabilities)	—	(2,572)
Non-current deferred tax assets (included in other assets)	1,970	2,572

Net deferred tax asset	$5,973	$—

The components of income tax provision (benefit) are as follows:

	2010	2009	2008
Current:
Federal	$10,751	$10,209	$(18,927)
State	(305)	361	(38)

	10,446	10,570	(18,965)

Deferred:
Federal	(4,727)	286	7,622
State	(1,280)	—	762

	(6007)	286	8,384

Income tax provision (benefit)	$4,439	$10,856	$(10,581)

During 2010, 2009 and 2008, we realized tax benefits (deficiencies) of $6.9 million, $0.2 million and $(0.2) million, respectively, related to share-based compensation plans that were recorded to additional paid-in-capital. The income tax provision (benefit) differs from the amount of income tax determined by applying the statutory U.S. corporate tax rate to pre-tax amounts due to the following items:

	2010	2009	2008
Federal tax at the statutory rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit	1.0	3.8	(4.2)
Valuation allowance	(27.6)	(6.2)	23.2
Change in cash surrender value	(0.5)	(1.4)	1.9
Other	0.4	0.4	1.2

Income tax provision (benefit)	8.3%	31.6%	(12.9)%

The state tax benefit included in the Consolidated Statements of Operations for 2010 is lower than the state rate included in the above rate reconciliation because the favorable benefit from the decrease in our valuation allowance is included in the valuation allowance in the rate reconciliation. The state tax provision included in the Consolidated Statements of Operations for 2009 is lower than the state tax rate included in the above rate reconciliation due to the favorable impact of the utilization of state net operating loss carryforwards for which a valuation allowance was previously recorded. At January 29, 2011, we had state net operating loss carryforwards of approximately $14 million, substantially all of which expire in 2019 through 2031.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following is a reconciliation of the change in the amount of unrecognized tax benefits from February 3, 2008 to January 29, 2011:

	2010	2009	2008
Beginning balance	$5,151	$715	$1,256
Increases due to:
Tax positions taken in prior years	297	4,292	1,310
Settlements with taxing authorities	12	1,498	—
Decreases due to:
Tax positions taken in prior years	(2,553)	(1,123)	(1,519)
Settlements with taxing authorities	—	—	(106)
Lapse of statute limitations	(86)	(231)	(226)

Ending balance	$2,821	$5,151	$715

As of January 29, 2011, the amount of unrecognized tax benefits (“UTBs”) that, if recognized, would affect the effective tax rate was $0.7 million. We recognize interest and penalties related to UTBs in income tax expense. During the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, we recognized approximately $(0.7) million, $0.5 million and $0.1 million in interest and penalties expense (income). The total amount of accrued interest and accrued penalties as of January 29, 2011 and January 30, 2010 was $0.3 million and $1.0 million, respectively.

UTBs decreased $2.5 million in 2010 related primarily to favorable settlements of state tax examinations and the resolution of protective federal credit claims filed for prior tax years. UTBs increased $4.3 million in 2009 related primarily to certain tax positions for income tax returns filed in 2009 and changes in judgment and estimates related to certain state income tax uncertainties due to changes in circumstances. In addition, the IRS completed its examination of our 2005 and 2006 federal income tax returns during 2009 and we settled with the IRS. This settlement and the settlement of other state examinations resulted in net income tax refunds which increased the UTBs by approximately $1.5 million.

We are subject to periodic review by federal, state and local taxing authorities in the ordinary course of business. With few exceptions, we are no longer subject to federal and state income tax examinations for fiscal years ended before 2007 and 2006, respectively. The examination of our 2007 and 2008 federal income tax returns was completed subsequent to January 29, 2011. As a result, gross UTBs will decrease by $2.0 million in the first quarter of 2011 with no effect on the Consolidated Statement of Operations.

7. Employee Benefit Plans

We have a defined contribution retirement plan (a 401K plan) covering employees who are at least 21 years of age, have completed at least one year of service and who work at least 1,000 hours annually. Under the profit sharing portion of the plan, we can make discretionary contributions which vest at a rate of 20 percent per year after two years of service. During 2008 and 2010, we matched 50 percent of an employee’s voluntary pre-tax contributions up to a maximum of four percent of an employee’s compensation. Our matching portion vests in accordance with the plan’s vesting schedule. The Company match was suspended for 2009. Total Company contributions to the retirement plan, net of forfeitures, were $1.2 million in 2010 and $1.5 million in 2008.

We have an executive deferral plan providing officers, key executives and director-level employees with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer up to 100% of their base compensation and bonuses earned. During 2008, we matched the officers’ and key executives’ contributions 100%, and the director-level employees’ contributions 50%, up to the first 10% of compensation deferred. Match was suspended for 2009 and 2010 and has been reinstated for 2011. A participant’s Company matching contributions and related investment earnings vest at 20% per year in each of years four through eight, at which time a participant is fully vested. The liability to the employees for amounts deferred was $2.7 million at January 29, 2011 and $3.2 million at January 30, 2010, and is included in other liabilities in the Consolidated Balance Sheets. The expense for this plan, net of forfeitures, was $0.2 million in 2010, $0.1 million in 2009 and $1.0 million in 2008.

We have an executive split-dollar life insurance plan wherein officers, key executives and director-level employees are provided with pre-retirement life insurance protection based upon three to five times base salary. Upon retirement, the executive is provided with life insurance protection based upon one and one-half to two and one-half times final base salary. The postretirement benefit liability pertaining to these life insurance benefits was $6.3 million and $5.3 million at January 29, 2011 and January 30, 2010, respectively, and is classified in other liabilities. Accumulated other comprehensive income on the Consolidated Balance Sheets at January 29, 2011 and January 31, 2010 includes $0.6 million and $0.8 million related to this plan. The expense recorded in net income (loss) for this plan was

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

$1.1 million in both 2010 and 2009 and $1.0 million in 2008.

In connection with the executive deferral and executive split-dollar life insurance plans, whole life insurance contracts were purchased on the related participants. At January 29, 2011 and January 30, 2010, the cash surrender value of these policies was $11.9 million and $10.5 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

We have a noncontributory executive retiree medical plan wherein eligible retired executives may continue their pre-retirement medical, dental and vision benefits through age 65. The postretirement benefit liability was $0.4 million at both January 29, 2011 and January 30, 2010. Accumulated other comprehensive income on the Consolidated Balance Sheets includes $(0.2) million and $(0.3) million for this plan at January 29, 2011 and January 30, 2010, respectively. The expense recorded in net income for 2009 and 2010 was immaterial.

8. Stockholders’ Equity

Dividend

On November 10, 2010, the Board of Directors declared a special cash dividend of $0.50 per common share that was paid on December 22, 2010 to shareholders of record on December 8, 2010.

Stock Repurchase Plan

During 2010, 2009 and 2008, we repurchased 870,531 shares, 13,154 shares and 4,839 shares of our common stock in the open market at a total cost of $7.1 million, $123 thousand and $18 thousand, respectively. Stock repurchases in these years were for taxes due on the vesting of employee stock awards. As of January 29, 2011, there are 619,460 shares which can be repurchased pursuant to the Board of Directors’ current authorization.

Share-Based Compensation Plans

We have an Employee Stock Purchase Plan (the “Stock Purchase Plan”) whereby all employees who complete six months employment and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan may purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s stock determined at either the beginning or the end of each semi-annual option period. Shares eligible under the Stock Purchase Plan, which is effective for the years 1997 through 2015, are limited to 2.8 million shares in the aggregate, with no more than 200,000 shares being made available in each calendar year, excluding carryover from previous years. In 2010, 2009 and 2008, the participants acquired 145,395 shares, 154,895 shares and 405,232 shares of common stock at weighted-average per share prices of $5.27, $3.38 and $1.97, respectively. The fair value of Stock Purchase Plan shares was estimated using the Black-Scholes call option value method with the following weighted-average assumptions for 2010: expected volatility of 54.5%, expected dividend yield of 0%, a risk-free interest rate of 0.2%, a present-value discount factor of 1.0% and an expected term of six months. Share-based compensation expense for the Stock Purchase Plan was $0.3 million in both 2010 and 2009 and $0.5 million in 2008.

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

The following table presents the number of awards authorized and available for grant under the Omnibus Plan at January 29, 2011 (shares in thousands):

Shares
Total awards authorized	7,500
Awards available for grant	1,583

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Stock Options

The fair value of each stock option granted during 2010, 2009 and 2008 was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: expected volatility of 73.3%, 66.1% and 58.7%, respectively, expected dividend yield of 0% for all three years, a risk-free interest rate of 2.3%, 2.8% and 1.5%, respectively, and an expected option term of 5.2 years, 6.0 years and 4.1 years, respectively. The expected volatility is based on the historical volatility of our stock prices over assumed expected terms. The risk-free interest rate is estimated from yields of U.S. Treasury instruments of varying maturities with terms consistent with the expected terms of the options. The expected term of an option is calculated from a lattice model using historical employee exercise data.

A summary of stock option information for the three years ended January 29, 2011 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at February 2, 2008	2,633	$12.75
Granted	1,264	1.33
Cancelled or forfeited	(629)	11.27

Outstanding at January 31, 2009	3,268	8.62
Granted	42	10.88
Exercised	(104)	7.29
Cancelled or forfeited	(122)	14.49

Outstanding at January 30, 2010	3,084	8.46
Granted	50	7.44
Exercised	(912)	1.41
Cancelled or forfeited	(237)	15.34

Outstanding at January 29, 2011	1,985	$9.74	2.9 Years

Exercisable stock options at January 29, 2011	1,199	$12.44	1.9 Years

The aggregate intrinsic value of outstanding and exercisable stock options, representing the excess of our closing stock price on January 28, 2011 ($7.89 per share) over the exercise price, multiplied by the applicable number of in-the-money options, was $0.2 million. This amount changes based on the fair market value of our common stock. There were 0.9 million in-the-money options outstanding at January 29, 2011.

As of January 29, 2011, there was $0.6 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.2 years using the mid-point method. The weighted-average grant-date fair value of options granted during 2010 was $5.78 per share. The total intrinsic value of stock options exercised was $7.9 million during 2010 and $0.4 million during 2009. No stock options were exercised during 2008. The total tax benefit realized from the exercise of stock options was $2.6 million, $0.1 million, and $0 during 2010, 2009 and 2008, respectively.

In December 2010, as a result of paying a special cash dividend, all outstanding stock options were modified to decrease the exercise price in order to maintain the original grant fair value. No incremental stock compensation expense resulted from the modification.

Restricted Stock and Performance Share Awards

We have issued restricted stock and performance share awards to eligible employees and directors through the Omnibus Plan. All restricted stock awards have restriction periods tied primarily to employment, and all performance share awards have vesting tied to performance and/or service. Shares awarded under the Omnibus Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. Vesting for most awards is based on the service period and vesting generally occurs between two and seven years following the date of grant. Unvested shares are forfeited upon termination of employment. The total value of share-based compensation expense for restricted stock and performance share awards is based on the closing price of our common stock on the date of grant.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

We have both short-term and long-term incentive programs. The Management Incentive Plan in effect for 2010 provided for short-term incentive compensation payable in cash and long-term incentive compensation payable in performance shares. As a result of achieving certain performance goals for the year ended January 29, 2011, 0.5 million performance shares, which will vest at the end of 2011 and 2012, were earned in February 2011. Cash bonuses will be paid on April 15, 2011.

For 2009, short-term and long-term incentives were combined and amounts earned were paid in performance shares when the performance goal, which was based on Net Borrowings, was met on January 30, 2010. One-half of the 1.5 million performance shares earned on the award date (February 1, 2010) vested immediately resulting in 0.7 million shares being issued in February 2010 and the other half vested in December 2010. For 2008, long-term incentive compensation was payable in performance shares and stock options or restricted stock. Performance compensation was based on our achieving aggregate EPS goals for a three year rolling period. Due to the 2008 EPS shortfall to goal, no share-based compensation expense was recorded for these performance shares which were cancelled in 2010. Restricted stock that was granted in 2008 vested in December 2010.

During fiscal 2006, 240,000 performance shares (“MP Performance Shares”) were granted to certain key employees in which vesting was based on our common stock obtaining a certain market price (115,000 shares at $18 per share and 125,000 shares at $24 per share). These MP Performance Shares expired in September 2010.

The following table summarizes non-vested stock activity for the three years ended January 29, 2011 (shares in thousands):

	Restricted Stock Awards		MP Performance Shares		Performance Shares
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested at February 2, 2008	580	$14.39	240	$14.24
Granted	561	4.86
Vested	(32)	15.65
Cancelled or forfeited	(151)	11.01

Non-vested at January 31, 2009	958	9.30	240	14.24
Granted	120	6.16			1,569	$1.43
Vested	(52)	16.02
Cancelled or forfeited	(151)	10.90			(93)	1.25

Non-vested at January 30, 2010	875	8.59	240	14.24	1,476	1.44
Granted	116	8.72			829	9.56
Vested	(253)	8.58			(1,349)	1.53
Cancelled or forfeited	(127)	8.37	(240)	14.24	(433)	1.20

Non-vested at January 29, 2011	611	$8.62	—	—	523	$9.55

Total unrecognized compensation cost	$2,243		—		$3,309
Weighted-average expected life remaining	2.8 years		—		2.0 years

The total fair value of restricted stock and performance awards vested during fiscal 2010 was $2.2 million and $11.7 million, respectively.

Share-Based Compensation Expense

For the years ended January 29, 2011, January 30, 2010 and January 31, 2009, pre-tax share-based compensation expense was recorded as follows:

	2010	2009	2008
Cost of merchandise sold	$2,606	$2,951	$2,591
Selling, general and administrative expenses	1,177	1,659	1,486

Total share-based compensation expense	$3,783	$4,610	$4,077

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The total tax benefit recognized in the Consolidated Statements of Operations was $1.5 million in 2010 and $0 in 2009 and 2008 due to the valuation allowance against deferred tax assets in those years. Share-based compensation capitalized into inventory for fiscal 2010, 2009 and 2008 was not material.

9. Contingencies

We are involved in various routine legal proceedings incidental to the conduct of our business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

10. Store Closing Charges

We close under-performing stores in the normal course of business. We closed 5 stores during 2010, 11 stores during 2009 and 10 stores during 2008 incurring pre-tax lease termination and severance costs. Lease termination costs are net of estimated sublease income that could reasonably be obtained for the properties. In the event we are not successful in subleasing closed store locations when management expects, additional reserves for store closing costs may be recorded. During 2010, 2009 and 2008, we recorded net pre-tax charges of $1.9 million, $2.7 million and $4.7 million, respectively, for store closing charges, including adjustments to previously recorded store closing reserves for changes in estimated sublease income. Fiscal 2010 net store closing charges include an offsetting $1.2 million gain on a lease buyout by a landlord for the early termination of a lease. Store closing charges are included in SG&A expenses in the Consolidated Statements of Operations.

The following tables show the activity in the store closing reserve:

	January 30, 2010	Charges	Payments	January 29, 2011
Lease termination costs	$4,370	$2,887	$2,296	$4,961
Severance	49	241	256	34

Total store closing reserve	$4,419	$3,128	$2,552	$4,995

	January 31, 2009	Charges	Payments	January 30, 2010
Lease termination costs	$5,040	$2,089	$2,759	$4,370
Severance	185	569	705	49

Total store closing reserve	$5,225	$2,658	$3,464	$4,419

	February 2, 2008	Charges	Payments	January 31, 2009
Lease termination costs	$3,321	$3,568	$1,849	$5,040
Severance	—	1,129	944	185

Total store closing reserve	$3,321	$4,697	$2,793	$5,225

The store closing reserve at January 29, 2011, January 30, 2010 and January 31, 2009 includes a current portion (in accrued liabilities) of $2.3 million, $1.8 million and $2.1 million, respectively, and a long-term portion (in other liabilities) of $2.7 million, $2.6 million and $3.1 million, respectively.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

11. Sales by Major Merchandise Category

We are a single business segment. The following table summarizes sales by major merchandise category:

	2010	2009	2008
Ladies’ apparel and accessories	$746,886	$778,410	$836,985
Men’s apparel and accessories	259,016	263,059	286,195
Home	137,706	138,987	161,335
Other	37,902	38,653	41,954

Net sales	$1,181,510	$1,219,109	$1,326,469

12. Quarterly Results of Operations (Unaudited)

Year Ended January 29, 2011	13 Weeks Ended May 1, 2010	13 Weeks Ended July 31, 2010	13 Weeks Ended Oct. 30, 2010	13 Weeks Ended Jan. 29, 2011
Net sales	$300,998	$275,955	$267,887	$336,670
Gross profit	87,503	69,104	68,025	87,676
Net income	14,348	11,289	4,295	18,821
Basic income per share	$0.33	$0.26	$0.10	$0.42
Diluted income per share	$0.32	$0.25	$0.10	$0.42

Year Ended January 30, 2010	13 Weeks Ended May 2, 2009	13 Weeks Ended Aug. 1, 2009	13 Weeks Ended Oct. 31, 2009	13 Weeks Ended Jan. 30, 2010
Net sales	$319,570	$287,501	$270,209	$341,829
Gross profit	96,830	75,449	69,601	88,477
Net income	16,086	1,524	3,199	2,744
Basic income per share	$0.38	$0.04	$0.07	$0.06
Diluted income per share	$0.38	$0.04	$0.07	$0.06

The sum of the quarterly per share amounts may not equal the annual amount because income per share is calculated independently for each quarter.

EXHIBIT INDEX

3.1	Articles of Incorporation of Stein Mart, Inc., incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

3.2	Bylaws of Stein Mart, Inc., amended September 8, 2003, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

4.1	Provisions of the Articles of Incorporation and Bylaws of Stein Mart, Inc. defining rights of shareholders of Common Stock of Stein Mart, Inc., incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 30, 2000

4.2	Form of stock certificate for Common Stock, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

4.3	Amended and Restated Stein Mart, Inc. Employee Stock Purchase Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 26, 2009

10.1*	Form of Director’s and Officer’s Indemnification Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.2*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.3*	Form of Incentive Stock Option Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.4*	Form of Option Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on August 7, 2001

10.5	Form of Option Award Agreement for Non-Employee Directors, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on August 7, 2001

10.6*	Form of Restricted Share Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

10.7*	Form of Performance Share Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended October 28, 2006

10.8	Profit Sharing Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.9*	PPO Executive Plan for Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 1, 2010

10.10*	Director Stock Option Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.11*	Executive Split Dollar Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 1, 2000

10.12	Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on August 7, 2001

10.13	First Amendment to Stein Mart, Inc. 2001 Omnibus Plan, dated December 12, 2006, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 3, 2007

10.14*	Executive Deferral Plan, amended November 1, 2002, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

10.15*	Management Incentive Compensation Plan, amended June 6, 2006, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended July 29, 2006

10.16*	Management Incentive Compensation Plan, amended and restated effective February 1, 2009, incorporated by reference to the Company’s Proxy Statement filed on April 22, 2009

10.17*	Amended and Restated Employment Agreement, dated June 4, 2009, between Stein Mart, Inc. and James G. Delfs, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 2, 2009

10.18*	Option Award Agreement, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, dated August 27, 2007, between Stein Mart, Inc. and Linda McFarland Farthing, incorporated by reference to the Company’s Form 8-K filed on August 31, 2007

10.19*	Employment Agreement, dated December 2, 2008, between Stein Mart, Inc. and David H. Stovall, Jr., incorporated by reference to the Company’s Form 8-K filed on December 8, 2008

10.20*	Option Award Agreement, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, dated December 5, 2008, between Stein Mart, Inc. and David H. Stovall, Jr., incorporated by reference to the Company’s Form 8-K filed on December 8, 2008

10.21*	Employment Agreement, dated July 31, 2009, between Stein Mart, Inc. and Gregory W. Kleffner, incorporated by reference to the Company’s Form 8-K filed on August 11, 2009

10.22*	Employment Agreement, dated September 15, 2009, between Stein Mart, Inc. and William A. Moll, incorporated by reference to the Company’s Form 8-K filed on October 8, 2009

10.23*	Separation Agreement, dated February 2, 2010, between Stein Mart, Inc. and William A. Moll, incorporated by reference to the Company’s Form 8-K/A filed on February 17, 2010

10.24*	Employment Agreement, dated September 15, 2009, between Stein Mart, Inc. and David H. (Hunt) Hawkins, incorporated by reference to the Company’s Form 8-K filed on October 8, 2009

10.25*	Employment Agreement, dated March 5, 2010, between Stein Mart, Inc. and Brian R. Morrow, incorporated by reference to the Company’s Form 8-K/A filed on March 11, 2010

10.26*	Employment Agreement, dated May 18, 2010, between Stein Mart, Inc. and Gary L. Pierce, incorporated by reference to the Company’s Form 8-K filed on May 21, 2010

10.27	Loan and Security Agreement dated July 18, 2003, among Stein Mart, Inc., Wachovia Bank, National Association and Fleet Retail Finance, Inc. as Co-Arrangers, Congress Financial Corporation (Florida) as Administrative and Collateral Agent, General Electric Capital Corporation as Documentation Agent and the Lenders (as such terms are defined in the Credit Agreement), incorporated by reference to the Company’s Form 10-Q for the quarterly period ended August 2, 2003

10.28	Amendment No. 1 to Loan and Security Agreement dated January 11, 2006 between Stein Mart, Inc. and Wachovia Bank, National Association (successor to Congress Financial Corporation), incorporated by reference to the Company’s Form 8-K filed on January 17, 2006

10.29	Amended and Restated Supply Agreement, dated May 30, 2006, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 8-K filed on June 5, 2006

10.30	First Amendment to Amended and Restated Supply Agreement, dated August 26, 2008, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 1, 2008

10.31	Co-Brand Credit Card Consumer Program Agreement by and between Stein Mart, Inc. and GE Money Bank, dated September 28, 2006, incorporated by reference to the Company’s Form 8-K filed on October 4, 2006

23.1	Consent of PricewaterhouseCoopers LLP (filed herein)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

*	Management contract or compensatory plan or arrangements.