Form 10-Q
period 2011-04-30
STEIN MART INC
filed 2011-06-08
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

The number of shares outstanding of the Registrant’s common stock as of May 27, 2011 was 44,946,512.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share data)

	April 30, 2011	January 29, 2011	May 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$94,163	$80,171	$71,624
Trade and other receivables	8,864	10,360	7,910
Inventories	258,804	232,295	237,524
Income taxes receivable	—	2,382	—
Prepaid expenses and other current assets	14,386	15,226	12,430

Total current assets	376,217	340,434	329,488
Property and equipment, net	81,072	79,964	73,139
Other assets	14,992	16,046	16,198

Total assets	$472,281	$436,444	$418,825

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,039	$95,545	$82,783
Accrued liabilities	63,184	72,587	80,363
Income taxes payable	5,010	—	4,551

Total current liabilities	185,233	168,132	167,697
Other liabilities	20,949	21,061	20,444

Total liabilities	206,182	189,193	188,141
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 44,659,326, 44,396,504 and 43,381,693 shares issued and outstanding, respectively	447	444	434
Additional paid-in capital	24,071	21,126	16,622
Retained earnings	241,125	225,225	213,053
Accumulated other comprehensive income	456	456	575

Total shareholders’ equity	266,099	247,251	230,684

Total liabilities and shareholders’ equity	$472,281	$436,444	$418,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
Net sales	$303,546	$300,998
Cost of merchandise sold	213,626	213,495

Gross profit	89,920	87,503
Selling, general and administrative expenses	72,025	71,598
Other income, net	8,316	5,273

Operating income	26,211	21,178
Interest income, net	4	8

Income before income taxes	26,215	21,186
Provision for income taxes	10,315	6,838

Net income	$15,900	$14,348

Net income per share:
Basic	$0.35	$0.33

Diluted	$0.35	$0.32

Weighted-average shares outstanding:
Basic	43,851	42,512

Diluted	44,186	43,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
Cash flows from operating activities:
Net income	$15,900	$14,348
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,286	4,336
Change in valuation allowance for deferred tax assets	—	(798)
Deferred income taxes	4,595	798
Store closing charges	143	138
Share-based compensation	914	198
Tax benefit from equity issuances	80	2,041
Excess tax benefits from share-based compensation	(124)	(1,998)
Changes in assets and liabilities:
Trade and other receivables	1,496	2,268
Inventories	(26,509)	(19,399)
Income taxes receivable	2,382	—
Prepaid expenses and other current assets	(2,303)	(1,318)
Other assets	(501)	(645)
Accounts payable	21,494	2,465
Accrued liabilities	(9,454)	(4,334)
Income taxes payable	5,010	1,590
Other liabilities	(71)	(579)

Net cash provided by (used in) operating activities	17,338	(889)

Cash flows from investing activities:
Capital expenditures	(5,424)	(8,871)

Net cash used in investing activities	(5,424)	(8,871)

Cash flows from financing activities:
Excess tax benefits from share-based compensation	124	1,998
Proceeds from exercise of stock options	2,009	434
Repurchase of common stock for employee withholdings	(55)	(2,023)

Net cash provided by financing activities	2,078	409

Net increase (decrease) in cash and cash equivalents	13,992	(9,351)
Cash and cash equivalents at beginning of period	80,171	80,975

Cash and cash equivalents at end of period	$94,163	$71,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEIN MART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair statement have been included. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended January 29, 2011.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued guidance impacting the determination of when individual deliverables included in an arrangement with multiple deliverables may be treated as separate units of accounting. The guidance, which was incorporated into Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, eliminates the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated to deliverables using the relative selling price method. This guidance is effective for fiscal years beginning on or after June 15, 2010, however early adoption is permitted. We use this guidance to account for our Co-Brand Credit Card Consumer Program Agreement.

The adoption of this guidance on January 30, 2011 had no effect on our consolidated financial statements as it did not change the manner in which we designate units of accounting or allocate arrangement consideration to the delivered items because the selling prices of our deliverables, which is the principal change in the guidance, approximates fair value.

2. Correction of an Error

During the quarter ended April 30, 2011, we identified an error in our liability for credit card rewards earned under the Stein Mart MasterCard program. The error was the result of inaccuracies in data used to calculate breakage income for expired rewards during fiscal years 2008 through 2010 which overstated the rewards liability and understated income for those periods. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, we evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to any prior period. Further, we evaluated the materiality of the error on the results of operations for the first quarter of 2011, as well as the expected results of operations for the full year, and concluded that although the error was quantitatively significant to the first quarter financial statements, it is not anticipated to be material to the full year or the trend of financial results. Accordingly, we corrected the error in the current quarter by reducing accrued liabilities and increasing other income by $2.0 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have money market fund investments classified as cash equivalents which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $78.1 million at April 30, 2011, $68.1 million at January 29, 2011 and $56.0 million at May 1, 2010.

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

There were no asset impairment charges recorded during the first quarter of 2011. Previously impaired store-related assets have no fair value at April 30, 2011.

4. Revolving Credit Agreement

We have a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2012. We expect to enter into a new credit agreement before the end of fiscal 2011. Reserves, as defined in the Agreement, reduced availability as of April 30, 2011 to $143.3 million. Availability was further reduced by outstanding letters of credit of $8.6 million to $134.7 million available for borrowings. We had no direct borrowings at April 30, 2011 and are in compliance with the terms of the Agreement.

5. Income Taxes

As a result of a three-year cumulative loss, we carried a valuation allowance against deferred tax assets from the fourth quarter of 2008 through the third quarter of 2010. We reversed the remaining valuation allowance in the fourth quarter of 2010, as we were no longer in a cumulative three-year loss position and expectations of future earnings were positive.

The effective tax rate (“ETR”) for the first quarter of 2011 and 2010 was 39.3 percent and 32.3 percent, respectively. The ETR for the first quarter of 2010 was lower than the 2011 rate due to a benefit from the projected annual reduction in our valuation allowance for deferred taxes. This was the result of favorable changes in the book/tax differences that reduced deferred tax assets.

During the first quarter of 2011, the Internal Revenue Service completed its examination of our 2007 and 2008 federal income tax returns. As a result, gross unrecognized tax benefits (“UTBs”) decreased by $2.0 million with no effect on the Condensed Consolidated Statement of Income. The remaining gross UTBs as of April 30, 2011 were $0.8 million.

6. Shareholders’ Equity

Stock Repurchase Plan

During the first quarter of 2010, we repurchased 244,390 shares of our common stock from employees related to taxes due on the vesting of employee stock awards at a total cost of $2.0 million. Repurchases during the first quarter of 2011 were immaterial.

Share-Based Compensation

For the 13 weeks ended April 30, 2011 and May 1, 2010, pre-tax share-based compensation expense was recorded as follows:

	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
Cost of merchandise sold	$607	$129
Selling, general and administrative expenses	307	69

Total share-based compensation expense	$914	$198

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

The following table presents the calculation of basic and diluted income per common share (shares in thousands):

	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
Numerator:
Net income	$15,900	$14,348
Income allocated to participating securities	393	271

Net income available to common stockholders	$15,507	$14,077

Denominator:
Basic weighted-average shares outstanding	43,851	42,512
Incremental shares from share-based compensation plans	335	1,145

Diluted weighted-average shares outstanding	44,186	43,657

Net income per share:
Basic	$0.35	$0.33
Diluted	$0.35	$0.32

Options to purchase approximately 1.1 million and 1.2 million shares of common stock that were outstanding during the first quarters of 2011 and 2010, respectively, were not included in the computation of diluted net income per share as the exercise prices of these options were greater than the average market price of the common shares and, as a result, their inclusion in the computation would have been anti-dilutive.

STEIN MART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the matters discussed in “Item A. Risk Factors” of our Form 10-K for the fiscal year ended January 29, 2011. Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are no guarantees of performance.

Overview

Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions.

First quarter results include higher comparable store sales and improved operating income. We have made progress on our 2011 strategies to increase sales by attracting more customers and building our share of their spending. Our strategic initiatives to drive sales growth include a continued focus on offering distinctive merchandise at great values, enhancing our marketing to attract more customers, including younger and Hispanic shoppers, and improving our customer shopping experience. We are making significant progress in expanding our selection of designer and national brands that are recognized by and resonate with our customers.

Financial Highlights for the First Quarter of 2011

•	Sales increased 0.8 percent to $303.5 million from $301.0 million in the first quarter of 2010.

•	Comparable store sales increased 1.5 percent compared to the first quarter of 2010.

•	Net income was $15.9 million or $0.35 per diluted share compared to net income of $14.3 million or $0.32 per diluted share in 2010.

•	Results include a $2.0 million pre-tax gain ($1.2 million after-tax or $0.03 per diluted share) to correct an error in our credit card reward liability (see discussion at Other income below).

•

Operating income, excluding the above gain, increased 14.2 percent to $24.2 million or 8.0 percent of sales, from $21.2 million or 7.0 percent of sales, as a result of higher gross profit and other income.

•	The effective tax rate (“ETR”) was 39.3 percent compared to 32.3 percent for the first quarter of 2010. The lower ETR in 2010 benefitted first quarter 2010 earnings by $0.03 per diluted share.

•	Cash at the end of the quarter was $94.2 million compared to $71.6 million at the end of the first quarter last year, and we have no debt.

Stores

There were 262 stores open as of April 30, 2011 and 265 stores open as of May 1, 2010. We plan to relocate approximately five stores to better locations in their respective markets during 2011. We completed two of these relocations during the first quarter. We also plan to close a total of three to five stores and open approximately two to three stores during 2011.

	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
Stores at beginning of period	264	267
Stores opened during the period	—	—
Stores closed during the period	(2)	(2)

Stores at the end of period	262	265

Results of Operations

The following table sets forth each line item of the Condensed Consolidated Statements of Income expressed as a percentage of our net sales (numbers may not add due to rounding):

	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
Net sales	100.0%	100.0%
Cost of merchandise sold	70.4	70.9

Gross profit	29.6	29.1
Selling, general and administrative expenses	23.7	23.8
Other income, net	2.7	1.8

Income from operations	8.6	7.0
Interest income, net	—	—

Income before income taxes	8.6	7.0
Provision for income taxes	3.4	2.3

Net income	5.2%	4.8%

Quarter Ended April 30, 2011 Compared to the Quarter ended May 1, 2010

Net sales for the first quarter of 2011 of $303.5 million increased 0.8 percent from $301.0 million in last year’s first quarter. The $2.5 million sales increase is net of a $3.6 million decrease in sales for two stores closed in 2011 and five stores closed in 2010. The sales increase was driven by increases in transactions, average units per transaction and average unit retail. We believe the increase is also attributable to expanding our assortment of designer and national brands and better editing of our assortment to fit our target customer.

Gross profit for the first quarter of 2011 was $89.9 million or 29.6 percent of net sales compared to $87.5 million or 29.1 percent of net sales for the first quarter of 2010. The $2.4 million increase is net of a $0.5 million decrease from closed stores. Gross profit dollars and as a percent of sales increased during the first quarter of 2011 as a result of lower markdowns and occupancy costs offset by an increase in buying costs.

Selling, general and administrative (“SG&A”) expenses were $72.0 million or 23.7 percent of net sales for the first quarter of 2011 compared to $71.6 million or 23.8 percent of net sales for the same 2010 period. We continued to maintain tight expense controls during the quarter. The slight increase in SG&A dollars includes a $0.9 million increase in advertising spend as we continue to enhance our marketing.

Other income for the first quarter of 2011 includes a pre-tax gain of $2.0 million to correct an error in our liability for credit card rewards earned under the Stein Mart MasterCard program. The error was due to inaccuracies in the data used to calculate breakage income for expired rewards in fiscal years 2008 through 2010 which overstated the rewards liability and understated income for those periods. This correction was not material to any previously reported period. Excluding the $2.0 million gain, other income increased to $6.3 million from $5.3 million for the first quarter of 2010. The $1.0 million increase includes higher income from the credit card program, leased shoe department and breakage on unused gift and merchandise return cards which we began recognizing during the second quarter of 2010.

The effective tax rate (“ETR”) for the first quarter of 2011 and 2010 was 39.3 percent and 32.3 percent, respectively. The ETR for the first quarter of 2010 was lower than the 2011 rate due to a benefit from the projected annual reduction in our valuation allowance for deferred taxes. This was the result of favorable changes in the book/tax differences that reduced deferred tax assets. We reversed the valuation allowance in the fourth quarter of 2010.

Inflation

Although we expect that our business will be influenced by general economic factors, we do not believe that inflation has had a material effect on our results of operations to-date. However, there can be no assurance that our business will not be affected in the future.

We are beginning to see some merchandise price increases from vendors in the single-digit percentage range and expect to experience high single to low double-digit percentage increases in some categories in the second half of the year. Our goal is to continue to deliver distinctive fashion at competitive prices to our customers. To that end, we continue to work with our vendors to mitigate the impact of price increases through design changes, while upgrading the value of our offerings.

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and a revolving credit facility. Working capital is needed to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our working capital needs are lowest in the first quarter and highest at the end of the third quarter and beginning of the fourth quarter as we build inventories for the holiday selling season. As of April 30, 2011, we had $94.2 million in cash and cash equivalents and no direct borrowings on our revolving credit facility.

Net cash provided by operating activities was $17.3 million for the first quarter of 2011 compared to net cash used in operating activities of $0.9 million for the first quarter of 2010. More cash was provided by operating activities during the first quarter of 2011 compared to the first quarter of 2010 primarily due to $11.9 million less cash used for inventories and accounts payable and $6.7 million more cash provided by net income plus non-cash charges, offset by $0.4 million less cash provided by other operating activities. Although both inventories and accounts payable balances were higher at the end of the first quarter this year compared to the end of the first quarter last year, accounts payable increased more than inventories due to lengthening payment terms in the first quarter of 2011 to be more consistent with industry practices. The increase in inventories at the end of the first quarter this year resulted from higher basic replenishment and year-round merchandise, lower than expected sales in April 2011 and increased opportunistic purchases for next season. We will continue our focus on inventory freshness and expect inventories to be more in line with sales performance at the end of the second quarter.

Net cash used in investing activities was $5.4 million for the first quarter of 2011 compared to $8.9 million for the first quarter of 2010. Capital expenditures are planned at approximately $30 to $35 million for 2011 compared to $30 million in 2010. Approximately $20 million is for information systems improvements, with the largest portion for our new merchandise information system scheduled for implementation later this year. The remaining capital amounts are for improvements in our point-of-sale system, including replacing hardware, and opening, relocating and remodeling stores. We are planning upgrades to fitting rooms, lighting, flooring and fixtures in 10 to 15 percent of our stores.

Net cash provided by financing activities increased to $2.1 million for the first quarter of 2011 compared to $0.4 million for the first quarter of 2010 due to more proceeds from exercise of stock options.

We have a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2012. We expect to enter into a new credit agreement before the end of fiscal 2011. Reserves, as defined in the Agreement, reduced availability as of April 30, 2011 to $143.3 million. Availability was further reduced by outstanding letters of credit of $8.6 million to $134.7 million available for borrowings. We had no direct borrowings at April 30, 2011, and are in compliance with the terms of the Agreement.

We believe that we will generate positive cash flow from operations on a full year basis, which, along with our available cash and borrowing capacity under the revolving credit agreement, will provide the means needed to fund our operations for the foreseeable future.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued guidance impacting the determination of when individual deliverables included in an arrangement with multiple deliverables may be treated as separate units of accounting. The guidance, which was incorporated into Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, eliminates the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated to deliverables using the relative selling price method. This guidance is effective for fiscal years beginning on or after June 15, 2010, however early adoption is permitted. We use this guidance to account for our Co-Brand Credit Card Consumer Program Agreement.

The adoption of this guidance on January 30, 2011 had no effect on our consolidated financial statements as it did not change the manner in which we designate units of accounting or allocate arrangement consideration to the delivered items because the selling prices of our deliverables, which is the principal change in the guidance, approximates fair value.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended January 29, 2011, filed with the Securities and Exchange Commission on April 1, 2011. There were no material changes to our market risk during the quarter ended April 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2011 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended April 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 30, 2011 – February 26, 2011	1,472	$8.09	1,472	617,988
February 27, 2011 – April 2, 2011	964	10.01	964	617,024
April 3, 2011 – April 30, 2011	3,172	10.38	3,172	613,852

Total	5,608	$9.72	5,608	613,852

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors. The shares reported in this table are covered by an April 17, 2007 Board authorization to repurchase 2.5 million shares of common stock and a December 14, 2010 Board authorization to repurchase 700,000 shares of common stock, neither of which have an expiration date. This quarter’s repurchases are related to taxes due on the vesting of employee stock awards which fall under the repurchase program.

ITEM 6.	EXHIBITS

10.1 Law Firm Engagement Agreement with Stein Mart, Inc.
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

STEIN MART, INC.

Date: June 8, 2011	By:	/s/ David H. Stovall, Jr.
David H. Stovall, Jr.
President and Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer