Form 10-Q
period 2011-07-30
STEIN MART INC
filed 2011-09-07
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

or

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

The number of shares outstanding of the Registrant’s common stock as of August 26, 2011 was 44,160,793.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share data)

	July 30, 2011	January 29, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$101,139	$80,171	$79,805
Inventories	227,959	232,295	218,372
Prepaid expenses and other current assets	28,227	27,968	20,381

Total current assets	357,325	340,434	318,558
Property and equipment, net	89,492	79,964	75,074
Other assets	13,966	16,046	14,867

Total assets	$460,783	$436,444	$408,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,131	$95,545	$74,997
Accrued expenses and other current liabilities	65,304	72,587	68,906

Total current liabilities	170,435	168,132	143,903
Other liabilities	23,893	21,061	21,221

Total liabilities	194,328	189,193	165,124
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 44,791,876, 44,396,504 and 43,456,366 shares issued and outstanding, respectively	448	444	435
Additional paid-in capital	23,110	21,126	18,026
Retained earnings	242,441	225,225	224,342
Accumulated other comprehensive income	456	456	572

Total shareholders’ equity	266,455	247,251	243,375

Total liabilities and shareholders’ equity	$460,783	$436,444	$408,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended July 30, 2011	13 Weeks Ended July 31, 2010	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
Net sales	$270,167	$275,955	$573,713	$576,953
Cost of merchandise sold	204,796	206,851	418,422	420,346

Gross profit	65,371	69,104	155,291	156,607
Selling, general and administrative expenses	68,265	70,089	140,290	141,687
Other income, net	5,141	14,462	13,457	19,735

Income from operations	2,247	13,477	28,458	34,655
Interest income, net	3	16	7	24

Income before income taxes	2,250	13,493	28,465	34,679
Provision for income taxes	934	2,204	11,249	9,042

Net income	$1,316	$11,289	$17,216	$25,637

Net income per share:
Basic	$0.03	$0.26	$0.38	$0.59

Diluted	$0.03	$0.25	$0.38	$0.57

Weighted-average shares outstanding:
Basic	44,095	42,610	43,973	42,561

Diluted	44,415	43,970	44,300	43,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
Cash flows from operating activities:
Net income	$17,216	$25,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,891	8,605
Share-based compensation	1,934	1,256
Store closing charges	120	207
Impairment of property and other assets	—	266
Deferred income taxes	4,728	3,742
Change in valuation allowance for deferred tax assets	—	(3,742)
Tax (deficiency) benefit from equity issuances	(49)	2,055
Excess tax benefits from share-based compensation	(294)	(2,011)
Changes in assets and liabilities:
Inventories	4,336	(247)
Prepaid expenses and other current assets	(1,986)	909
Other assets	(100)	53
Accounts payable	9,586	(5,321)
Accrued expenses and other current liabilities	(9,041)	(18,276)
Other liabilities	72	177

Net cash provided by operating activities	35,413	13,310

Cash flows from investing activities:
Capital expenditures	(14,842)	(15,235)

Net cash used in investing activities	(14,842)	(15,235)

Cash flows from financing activities:
Excess tax benefits from share-based compensation	294	2,011
Proceeds from exercise of stock options and other	2,500	807
Repurchase of common stock	(2,397)	(2,063)

Net cash provided by financing activities	397	755

Net increase (decrease) in cash and cash equivalents	20,968	(1,170)
Cash and cash equivalents at beginning of year	80,171	80,975

Cash and cash equivalents at end of period	$101,139	$79,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEIN MART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair presentation have been included. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended January 29, 2011.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance impacting the determination of when individual deliverables included in an arrangement with multiple deliverables may be treated as separate units of accounting. The guidance, which was incorporated into Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, eliminates the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated to deliverables using the relative selling price method. This guidance is effective for fiscal years beginning on or after June 15, 2010, however early adoption is permitted. We use this guidance to account for our Co-Brand Credit Card Consumer Program Agreement. The adoption of this guidance on January 30, 2011 had no effect on our consolidated financial statements as it did not change the manner in which we designate units of accounting or allocate arrangement consideration to the delivered items because the selling prices of our deliverables, which is the principal change in the guidance, approximates fair value.

In June 2011, the FASB amended ASC Topic 220, Comprehensive Income. The amended guidance requires most entities to present changes in net income and other comprehensive income in either a single statement of comprehensive income or two separate, but consecutive, statements. The objective of these amendments is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011, however early adoption is permitted. The adoption of this guidance will not have a material impact on our consolidated financial statements or disclosures.

Reclassifications

Certain reclassifications have been made to the prior period Condensed Consolidated Balance Sheets and Statement of Cash Flows to conform to the 2011 presentation.

2. Correction of an Error

During the first quarter of 2011, we identified an error in our liability for credit card rewards earned under the Stein Mart MasterCard program. The error was the result of inaccuracies in data used to calculate breakage income for expired rewards during fiscal years 2008 through 2010 which overstated the rewards liability and understated income for those periods. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, we evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to any prior period. Further, we evaluated the materiality of the error on the results of operations for the first quarter of 2011, as well as the expected results of operations for the full year, and concluded that although the error was quantitatively significant to the first quarter financial statements, it is not anticipated to be material to the full year or the trend of financial results. Accordingly, we corrected the error in the first quarter of 2011 by reducing accrued liabilities and increasing other income by $2.0 million.

3. Gift Cards and Merchandise Return Cards Revenue Recognition

During the first half of 2011 and 2010, we recognized $0.5 million and $9.9 million, respectively, of breakage income on unused gift and merchandise return cards. Results for the second quarter of 2010 include a gain of $9.7 million to recognize cumulative breakage on unused gift and merchandise return cards since the inception of these programs. Prior to the second quarter of 2010, we had not recognized breakage on card balances pending our final determination of the escheat laws applicable to our operations and historical redemption patterns. Breakage income is recorded within Other Income, net in the Condensed Consolidated Statement of Income.

4. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have money market fund investments classified as cash equivalents which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $89.1 million at July 30, 2011, $68.1 million at January 29, 2011 and $68.9 million at July 31, 2010.

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

There were no asset impairment charges recorded during the first half 2011. Previously impaired store-related assets have no fair value at July 30, 2011.

5. Debt and Capital Leases

Revolving Credit Agreement

We have a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2012. We plan to enter into a new credit agreement during the third quarter of 2011. Reserves, as defined in the Agreement, reduced availability as of July 30, 2011 to $143.2 million. Availability was further reduced to $134.6 million after deducting outstanding letters of credit of $8.6 million. We had no direct borrowings at July 30, 2011, and are in compliance with the terms of the Agreement.

Capital Leases

In July 2011, the company entered into capital leases relating to certain point-of-sale (“POS”) equipment with two-year terms. The following table presents the leased equipment as of July 30, 2011:

Equipment	$3,325
Accumulated depreciation	—

Net property and equipment	$3,325

The POS equipment had not been placed in service as of July 30, 2011. We had no capital leases at January 29, 2011 or July 31, 2010.

Future minimum lease payments under capital leases as of July 30, 2011 are as follows:

2011	$1,112
2012	1,660
2013	553

$3,325

6. Income Taxes

As a result of a three-year cumulative loss, we carried a valuation allowance against deferred tax assets from the fourth quarter of 2008 through the third quarter of 2010. We reversed the remaining valuation allowance in the fourth quarter of 2010, as we were no longer in a cumulative three-year loss position and expectations of future earnings were positive.

The effective tax rate (“ETR”) for the first half of 2011 and 2010 was 39.5 percent and 26.1 percent, respectively. The ETR for the second quarter of 2011 and 2010 was 41.5 percent and 16.3 percent, respectively. The ETR for the first half of 2010 was lower than the 2011 rate due to a benefit from the projected annual reduction in our valuation allowance for deferred tax assets. The ETR for the second quarter of 2010 was 16.3 percent due to a reduction in the estimated annual ETR that was used in the first quarter of 2010.

7. Shareholders’ Equity

Stock Repurchase Plan

In June 2011, the Board of Directors authorized the repurchase of 2.5 million common shares in addition to amounts previously authorized. During the first half of 2011 and 2010, we repurchased 246,750 shares and 249,870 shares of our common stock at a cost of $2.4 million and $2.1 million, respectively. These repurchases include 37,948 shares and 249,870 shares, respectively, related to withholding taxes due on the vesting of employee stock awards. At July 30, 2011, there are 2,872,710 shares which can be repurchased pursuant to the Board of Directors’ current authorizations.

Share-Based Compensation

For the 13 weeks and 26 weeks ended July 30, 2011 and July 31, 2010, pre-tax share-based compensation expense was recorded as follows:

	13 Weeks Ended July 30, 2011	13 Weeks Ended July 31, 2010	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
Cost of merchandise sold	$679	$685	$1,286	$814
Selling, general and administrative expenses	341	373	648	442

Total share-based compensation expense	$1,020	$1,058	$1,934	$1,256

Share-based compensation expense was higher during the first half of 2011 compared to the first half of 2010 primarily due to incremental compensation expense related to performance share awards granted in May 2010 and May 2011 associated with our fiscal 2010 and 2011 Management Incentive Plans.

8. Earnings Per Share

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

The following table presents the calculation of basic and diluted income per common share (shares in thousands):

	13 Weeks Ended July 30, 2011	13 Weeks Ended July 31, 2010	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
Numerator:
Net income	$1,316	$11,289	$17,216	$25,637
Income allocated to participating securities	37	205	453	475

Net income available to common stockholders	$1,279	$11,084	$16,763	$25,162

Denominator:
Basic weighted-average shares outstanding	44,095	42,610	43,973	42,561
Incremental shares from share-based compensation plans	320	1,360	327	1,252

Diluted weighted-average shares outstanding	44,415	43,970	44,300	43,813

Net income per share:
Basic	$0.03	$0.26	$0.38	$0.59
Diluted	$0.03	$0.25	$0.38	$0.57

Options to purchase approximately 1.3 million and 1.7 million shares of common stock that were outstanding during the second quarters of 2011 and 2010, respectively, were not included in the computation of diluted net income per share as the exercise prices of these options were greater than the average market price of the common shares and, as a result, their inclusion in the computation would have been anti-dilutive. For the first half of 2011 and 2010, options to purchase 1.2 million and 1.5 million shares of common stock, respectively, were not included in the computation of diluted net income per share for the aforementioned reason.

9. Subsequent Event

During the period July 31, 2011 through September 2, 2011, we repurchased 638,721 shares of our common stock at a total cost of $4.7 million.

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

We report our consolidated financial results in accordance with generally accepted accounting principles. To supplement these consolidated financial results, we believe that certain non-GAAP operating results, which exclude the items discussed at Adjusted Results for Items Impacting Comparability below, may provide a more meaningful measure on which to compare the results of operations between periods. Wherever used below, the words “as adjusted” or “adjusted” identify financial results excluding these items that impact comparability for the second quarter and first half of 2011 and 2010.

Second quarter sales were disappointing, particularly following our positive first quarter performance. We have addressed the excess inventory caused by the second quarter sales shortfall which negatively impacted margins. Even with the lower sales, we reported a profitable quarter and adjusted operating income for the first half that was slightly higher than last year. Our entire team is focused on executing our strategies to accelerate sales and strengthen Stein Mart’s position as a fashion-driven, value-oriented retailer. We are refining our assortments, improving our shopping experience, continuing to invest in customer research, and launching a new advertising campaign this Fall.

Financial Highlights for the Second Quarter and First Half of 2011

•

Comparable store sales decreased 1.1 percent for the second quarter and increased 0.3 percent for the first half of 2011 over last year’s comparable periods. Total sales decreased 2.1 percent to $270.2 million in the second quarter and decreased 0.6 percent to $573.7 million for the first half of 2011 from last year’s comparable periods.

•

Operating income for the second quarter of 2011 was $2.2 million compared to $13.5 million or $5.0 million as adjusted for the second quarter of 2010. Operating income for the first half of 2011 was $28.5 million or $26.4 million as adjusted compared to $34.7 million or $26.2 million as adjusted for the first half of 2010.

•

Net income for the second quarter of 2011 was $1.3 million or $0.03 per diluted share compared to $11.3 million or $0.25 per diluted share for the second quarter of 2010. Net income as adjusted for the second quarter of 2010 was $3.0 million or $0.07 per diluted share.

•

Net income for the first half of 2011 was $17.2 million or $0.38 per diluted share compared to $25.6 million or $0.57 per diluted share for the first half of 2010. Net income as adjusted for the first half 2011 was $16.0 million or $0.35 per diluted share compared to $15.9 million or $0.35 per diluted share for the first half of 2010.

•	Cash at the end of the quarter was $101.1 million compared to $79.8 million at the end of the second quarter last year, and we have no debt.

Stores

There were 260 stores open as of July 30, 2011 and 264 stores open as of July 31, 2010. We plan to open three new stores, relocate two stores and close one store during the second half of 2011.

	13 Weeks Ended July 30, 2011	13 Weeks Ended July 31, 2010	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
Stores at beginning of period	262	265	264	267
Stores opened during the period	—	—		—
Stores closed during the period	(2)	(1)	(4)	(3)

Stores at the end of period	260	264	260	264

Results of Operations

The following table sets forth each line item of the Condensed Consolidated Statements of Income expressed as a percentage of our net sales (numbers may not add due to rounding):

	13 Weeks Ended July 30, 2011	13 Weeks Ended July 31, 2010	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	75.8	75.0	72.9	72.9

Gross profit	24.2	25.0	27.1	27.1
Selling, general and administrative expenses	25.3	25.4	24.5	24.6
Other income, net	1.9	5.2	2.3	3.4

Income from operations	0.8	4.9	5.0	6.0
Interest income, net	—	—	—	—

Income before income taxes	0.8	4.9	5.0	6.0
Provision for income taxes	0.3	0.8	2.0	1.6

Net income	0.5%	4.1%	3.0%	4.4%

Adjusted Results for Items Impacting Comparability

Results for 2011 and 2010 include items that impact comparability of financial performance. Results for the first half of 2011 include a first quarter pre-tax gain of $2.0 million ($1.2 million after tax or $0.03 per diluted share) to correct an error in the Company’s credit card reward liability (recorded in Other income). Adjusted results for 2011 exclude this gain.

Results for the second quarter and first half of 2010 include a pre-tax gain of $9.7 million to recognize cumulative breakage on unused gift and merchandise return cards (recorded in Other Income) and an offsetting pre-tax charge of $1.2 million related to a change in the process and timing of our physical inventories, as well as accelerating one-half of our stores’ inventory observations to mid-year from year-end (recorded in SG&A expense). Adjusted results for 2010 exclude this net gain of $8.5 million.

The effective tax rate (“ETR”) was significantly lower in 2010 than 2011 due to the impact of favorable changes in book/tax differences on the deferred tax valuation allowance which benefitted the 2010 ETR. Net income and diluted earnings per share for 2010, as adjusted, were calculated using the 2011 normalized ETR of 39.4 percent.

For the 13 weeks ended July 30, 2011 compared to the 13 weeks ended July 31, 2010

Net sales for the second quarter of 2011 of $270.2 million decreased 2.1 percent from $276.0 million in last year’s second quarter. The $5.8 million sales decrease includes a $4.1 million decrease from four stores closed in 2011 and five stores closed in 2010 and a $2.8 million decrease in comparable store sales, offset by a $1.1 million increase in non-comparable store sales for two stores opened in 2010. The comparable store sales decrease was driven by decreases in the number of transactions and the average units per transaction, offset by an increase in average unit retail. Early in the quarter we reduced inventories, including reducing receipts on transitional merchandise, to better align levels with sales performance. We believe this negatively impacted second quarter sales.

Gross profit for the second quarter of 2011 was $65.4 million or 24.2 percent of net sales compared to $69.1 million or 25.0 percent of net sales for the second quarter of 2010. The $3.7 million decrease includes a $0.8 million decrease from closed stores. Gross profit dollars and as a percent of sales decreased during the second quarter of 2011 primarily as a result of lower sales and higher markdowns. The decrease in gross profit dollars was somewhat offset by slightly lower occupancy costs during the second quarter this year. Higher markdowns were taken to clear excess merchandise to better position inventories as we enter the Fall selling season.

Selling, general and administrative (“SG&A”) expenses were $68.3 million or 25.3 percent of net sales for the second quarter of 2011 compared to $70.1 million or 25.4 percent of net sales for the same 2010 period. SG&A expenses for the second quarter of 2010 as adjusted for the $1.2 million charge related to the change in our physical inventory process was $68.9 or 25.0 percent of net sales. The slight decrease in adjusted SG&A is primarily due to continued tight expense control, partially offset by increases in advertising spend and to a lesser degree, depreciation expense.

Other income for the second quarter of 2011 was $5.1 million compared to $14.5 million or $4.8 million as adjusted for the second quarter of 2010. Other income for the second quarter of 2010 includes $9.7 million for the recognition of income related to cumulative breakage on unused gift and merchandise return cards since the inception of these programs. The remaining $0.3 million increase in adjusted Other income includes higher income from the credit card program and to a lesser extent, from our leased shoe department.

The ETR for the second quarter of 2011 and 2010 was 41.5 percent and 16.3 percent, respectively. The ETR for the second quarter of 2010 was lower than the 2011 rate due to a benefit from the projected annual reduction in our valuation allowance for deferred taxes. This was the result of favorable changes in the book/tax differences that reduced deferred tax assets. We reversed the valuation allowance in the fourth quarter of 2010.

For the 26 weeks ended July 30, 2011 compared to the 26 weeks ended July 31, 2010

Net sales for the first half of 2011 of $573.7 million decreased 0.6 percent from $577.0 million in last year’s first half. The $3.3 million sales decrease includes a $7.5 million decrease in sales from closed stores, offset by a $1.6 million increase in comparable store sales and a $2.6 million increase in non-comparable store sales for two stores opened in 2010. The comparable store sales increase was driven by an increase in average unit retail, partially offset by decreases in the number of transactions and the average units per transaction.

Gross profit for the first half of 2011 was $155.3 million or 27.1 percent of net sales compared to $156.6 million or 27.1 percent of net sales for the first half of 2010. The $1.3 million decrease includes a $1.4 million decrease from closed stores. Gross profit dollars decreased during the first half of 2011 as a result of lower sales.

SG&A expenses were $140.3 million or 24.5 percent of net sales for the first half of 2011 compared to $141.7 million or 24.6 percent of net sales for the same 2010 period. SG&A expenses for the first half of 2010 as adjusted for the change in our physical inventory process was $140.5 or 24.4 percent of net sales. The slight decrease in adjusted SG&A is primarily due to continued tight expense control, partially offset by increases in advertising spend and to a lesser degree, depreciation expense.

Other income for the first half of 2011 was $13.5 million compared to $19.7 million for the first half of 2010. Other income as adjusted for the first half of 2011 was $11.4 million compared to $10.1 million for the first half of 2010. Other income for the first quarter of 2011 includes a pre-tax gain of $2.0 million to correct an error in our liability for credit card rewards earned under the Stein Mart MasterCard program. The error was due to inaccuracies in the data used to calculate breakage income for expired rewards in fiscal years 2008 through 2010 which overstated the rewards liability and understated income for those periods. Other income for the second quarter of 2010 includes $9.7 million for the recognition of income related to cumulative breakage on unused gift and merchandise return cards since the inception of these programs. The $1.3 million increase in adjusted other income includes higher income from the credit card program, leased shoe department and breakage on unused gift and merchandise return cards which we began recognizing during the second quarter of 2010.

The ETR for the first half of 2011 and 2010 was 39.5 percent and 26.1 percent, respectively. The ETR for the first half of 2010 was lower than the 2011 rate due to a benefit from the projected annual reduction in our valuation allowance for deferred taxes. This was the result of favorable changes in the book/tax differences that reduced deferred tax assets. We reversed the valuation allowance in the fourth quarter of 2010.

Credit Card Program Changes

The Stein Mart MasterCard program is administered under a five-year agreement with General Electric Money Bank (GEMB) that expires on October 2, 2011. The Company has reached an agreement in principle with GEMB which it expects to finalize in the third quarter. Under the current agreement, a significant portion of income is earned from new account fees which will not be received under the new agreement. New account fees were approximately $3.4 million during the last 12 months. A significant component of our program under the new agreement will be the launch of a private label Stein Mart credit card in addition to our co-branded Stein Mart MasterCard in early 2012. The private label card will only be able to be used at Stein Mart. We will be combining our Preferred customer loyalty program with the credit card program to drive incremental sales. Private label cards typically account for a higher portion of sales than co-branded cards like our MasterCard. We anticipate a potential sales lift coming from a private label card joining our Stein Mart MasterCard and being integrated with our preferred customer loyalty program. We expect that over time the benefits driven by future spending and sales lift from additional credit card customers in a combined MasterCard and private label program will offset the loss of new account fees.

Inflation

Although we expect that our business will be influenced by general economic factors, we do not believe that inflation currently has had a material effect on our results of operations. However, we have seen some merchandise price increases from vendors in the single-digit percentage range during the first half of this year and expect to experience additional single-digit percentage increases in some categories in the second half of the year. Categories that are fashion-oriented and feature brand name and designer labels are showing little price sensitivity, while some basic categories are showing more negative sales unit impact. Our goal is to continue to deliver distinctive fashion at competitive prices to our customers. To that end, we are reviewing all pricing decisions carefully for customer response and continue to work with our vendors who are optimizing design and fabrications to maintain key price points.

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and a revolving credit facility. Working capital is needed to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our working capital needs are lowest in the first quarter and highest at the end of the third quarter and beginning of the fourth quarter as we build inventories for the holiday selling season. As of July 30, 2011, we had $101.1 million in cash and cash equivalents and no direct borrowings.

Net cash provided by operating activities was $35.4 million for the first half of 2011 compared to $13.3 million for the first half of 2010. More cash was provided by operating activities during the first half of 2011 compared to the first half of 2010 primarily due to $19.5 million less cash used for inventories and accounts payable and $6.1 million more cash provided by other operating activities, offset by $3.5 million less cash provided by net income plus non-cash charges. Although both inventories and accounts payable balances were higher at the end of the second quarter this year compared to the same period last year, accounts payable increased more than inventories. The increase in accounts payable is due to our lengthening payment terms at the beginning of 2011 to be more consistent with industry practices. The increase in inventories at the end of the second quarter this year resulted from lower than expected sales and increased inventory in our warehouses from opportunistic purchases.

Net cash used in investing activities is consistent between the first half of 2011 and 2010. Capital expenditures are planned at approximately $30 to $35 million for 2011 compared to $30 million in 2010. Approximately $20 million is for information systems improvements, with the largest portion for our new merchandise information system scheduled for implementation later this year. The remaining capital amounts are for improvements in our point-of-sale system, including replacing hardware, and opening, relocating and remodeling stores. We have completed upgrades to fitting rooms, lighting, flooring and fixtures in approximately 15 percent of our stores.

Net cash provided by financing activities includes repurchases of common stock totaling $2.4 million in 2011 compared to $2.1 million in 2010. In June 2011, the Board of Directors authorized the repurchase of 2.5 million common shares in addition to amounts previously authorized. During the first half of 2011 and 2010, we repurchased 246,750 shares and 249,870 shares, respectively, of our common stock. These repurchases include 37,948 shares and 249,870 shares, respectively, related to withholding taxes due on the vesting of employee stock awards. We repurchased an additional 638,721 shares during the period July 31, 2011 through September 2, 2011 at a total cost of $4.7 million.

We have a $150 million senior revolving secured credit agreement (the “Agreement”) with a group of lenders which extends through January 2012. We expect to enter into a new credit agreement during the third quarter of 2011. Reserves, as defined in the Agreement, reduced availability as of July 30, 2011 to $143.2 million. Availability was further reduced to $134.6 million after deducting outstanding letters of credit of $8.6 million. We had no direct borrowings at July 30, 2011, and are in compliance with the terms of the Agreement.

We believe that we will generate positive cash flow from operations on a full year basis, which, along with our available cash and borrowing capacity under the revolving credit agreement, will provide the means needed to fund our operations for the foreseeable future.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance impacting the determination of when individual deliverables included in an arrangement with multiple deliverables may be treated as separate units of accounting. The guidance, which was incorporated into Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, eliminates the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated to deliverables using the relative selling price method. This guidance is effective for fiscal years beginning on or after June 15, 2010, however early adoption is permitted. We use this guidance to account for our Co-Brand Credit Card Consumer Program Agreement. The adoption of this guidance on January 30, 2011 had no effect on our consolidated financial statements as it did not change the manner in which we designate units of accounting or allocate arrangement consideration to the delivered items because the selling prices of our deliverables, which is the principal change in the guidance, approximates fair value.

In June 2011, the FASB amended ASC Topic 220, Comprehensive Income. The amended guidance requires most entities to present changes in net income and other comprehensive income in either a single statement of comprehensive income or two separate, but consecutive, statements. The objective of these amendments is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011, however, early adoption is permitted. The adoption of this guidance will not have a material impact on our consolidated financial statements or disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended January 29, 2011, filed with the Securities and Exchange Commission on April 1, 2011. There were no material changes to our market risk during the quarter ended July 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 30, 2011 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended July 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
May 1, 2011 – May 28, 2011	5,890	$9.78	5,890	607,962
May 29, 2011 – July 2, 2011	23,747	9.34	23,747	3,084,215
July 3, 2011 – July 30, 2011	211,505	9.76	211,505	2,872,710

Total	241,142	$9.72	241,142	2,872,710

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors. The shares reported in this table are covered by a December 14, 2010 Board authorization to repurchase 700,000 shares of common stock and a June 14, 2011 Board authorization to repurchase 2,500,000 shares of common stock, neither of which have an expiration date. This quarter’s repurchases include 32,340 shares related to taxes due on the vesting of employee stock awards which fall under the repurchase program.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: September 7, 2011	By:	/s/ David H. Stovall, Jr.
David H. Stovall, Jr.
President and Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer