Form 10-Q
period 2011-10-29
STEIN MART INC
filed 2011-12-22
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

or

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

The number of shares outstanding of the Registrant’s common stock as of November 25, 2011 was 43,465,991.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share data)

	October 29, 2011	January 29, 2011	October 30, 2010
ASSETS

Current assets:

Cash and cash equivalents	$102,495	$80,171	$80,546

Inventories	274,538	232,295	280,986

Prepaid expenses and other current assets	38,681	27,968	25,556

Total current assets	415,714	340,434	387,088

Property and equipment, net	100,564	79,964	77,313

Other assets	14,976	16,046	14,614

Total assets	$531,254	$436,444	$479,015

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$168,378	$95,545	$137,573

Accrued expenses and other current liabilities	74,641	72,587	73,069

Total current liabilities	243,019	168,132	210,642

Other liabilities	32,305	21,061	19,691

Total liabilities	275,324	189,193	230,333

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:

Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding

Common stock - $.01 par value; 100,000,000 shares authorized; 43,654,608, 44,396,504 and 43,460,452 shares issued and outstanding, respectively	437	444	435

Additional paid-in capital	15,702	21,126	19,041

Retained earnings	239,335	225,225	228,637

Accumulated other comprehensive income	456	456	569

Total shareholders’ equity	255,930	247,251	248,682

Total liabilities and shareholders’ equity	$531,254	$436,444	$479,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended October 29, 2011	13 Weeks Ended October 30, 2010	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010

Net sales	$258,520	$267,887	$832,233	$844,840

Cost of merchandise sold	199,264	199,862	617,686	620,208

Gross profit	59,256	68,025	214,547	224,632

Selling, general and administrative expenses	71,291	70,165	211,581	211,852

Other income, net	6,602	4,699	20,059	24,434

Income (loss) from operations	(5,433)	2,559	23,025	37,214

Interest income, net	16	13	23	37

Income (loss) before income taxes	(5,417)	2,572	23,048	37,251

Income tax benefit (provision)	2,311	1,723	(8,938)	(7,319)

Net (loss) income	$(3,106)	$4,295	$14,110	$29,932

Net (loss) income per share:

Basic	$(0.07)	$0.10	$0.31	$0.68

Diluted	$(0.07)	$0.10	$0.31	$0.67

Weighted-average shares outstanding:

Basic	43,248	42,677	43,731	42,600

Diluted	43,248	43,714	44,038	43,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010

Cash flows from operating activities:

Net income	$14,110	$29,932

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	13,714	12,937

Share-based compensation	2,544	2,281

Store closing charges	327	286

Impairment of property and other assets	—	575

Deferred income taxes	11,652	6,570

Change in valuation allowance for deferred tax assets	—	(6,570)

Tax (deficiency) benefit from equity issuances	(233)	2,077

Excess tax benefits from share-based compensation	(303)	(2,032)

Changes in assets and liabilities:

Inventories	(42,243)	(62,861)

Prepaid expenses and other current assets	(13,339)	(4,266)

Other assets	(1,222)	(498)

Accounts payable	72,833	57,255

Accrued expenses and other current liabilities	(2,878)	(13,504)

Other liabilities	1,223	(1,348)

Net cash provided by operating activities	56,185	20,834

Cash flows from investing activities:

Capital expenditures	(24,366)	(22,007)

Net cash used in investing activities	(24,366)	(22,007)

Cash flows from financing activities:

Capital lease payments	(2,056)	—

Excess tax benefits from share-based compensation	303	2,032

Proceeds from exercise of stock options and other	2,500	834

Repurchase of common stock	(10,242)	(2,122)

Net cash (used in) provided by financing activities	(9,495)	744

Net increase (decrease) in cash and cash equivalents	22,324	(429)

Cash and cash equivalents at beginning of year	80,171	80,975

Cash and cash equivalents at end of period	$102,495	$80,546

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The amended guidance requires most entities to present changes in net income and other comprehensive income in either a single statement of comprehensive income or two separate, but consecutive, statements. The objective of these amendments is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The adoption of this guidance will not have a material impact on our consolidated financial statements or disclosures.

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

3. Gift Cards and Merchandise Return Cards Revenue Recognition

During the 39 weeks ended October 29, 2011 and October 30, 2010, we recognized $0.7 million and $10.0 million, respectively, of breakage income on unused gift and merchandise return cards. Results for 2010 include a gain of $9.7 million to recognize cumulative breakage on unused gift and merchandise return cards since the inception of these programs. Prior to the second quarter of 2010, we had not recognized breakage on card balances pending our final determination of the escheat laws applicable to our operations and historical redemption patterns. Breakage income is recorded within Other Income, net in the Condensed Consolidated Statements of Operations.

4. Credit Card Program

In October 2011, we entered into an Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement (the “Agreement”) with GE Capital Retail Bank (“GE”). The Agreement amends the Co-Brand Credit Card Consumer Program Agreement, dated September 28, 2006 (the “Prior Agreement”), for our co-branded consumer credit card program (the “Co-Brand Program”). The Agreement provides for continuation of the Co-Brand Program and establishes a private label credit card (the “PLCC Program”) which will be offered to our customers beginning in the second quarter of 2012. Unlike our co-brand card, our private label card may only be used at Stein Mart. The Co-Brand Program and PLCC Program are collectively referred to as the “Program”.

The new Program will be operated similarly to the way in which the Co-Brand Program was operated under the Prior Agreement. During the term of the Agreement, we will make the Program available to our customers, including accepting and transmitting account applications and accepting credit cards through our retail locations. GE will extend credit directly to cardholders under the Program to finance purchases from Stein Mart and, for co-brand cardholders, from other retailers. GE will provide all servicing for the credit card accounts and bear all credit and fraud losses. We will maintain a cardholder rewards program and fund rewards issued to and redeemed by cardholders as part of that program. Co-brand cardholders earn reward certificates based on purchase volume and all cardholders will be able to participate in in-store “extra savings events”.

The initial term of the Agreement is for seven years and renews automatically for successive one-year terms unless either party provides notice of termination at least 180 days prior to expiration of the initial or renewal term. The Agreement contains early termination rights for each party, including rights upon default or upon other specified events.

Consistent with the Prior Agreement, we account for this Agreement using the guidance of Staff Accounting Bulletin No. 104, Revenue Recognition, and ASC Topic 605-25, Revenue Recognition, Multiple-Element Arrangements. The current deliverables and consideration received from GE under the new Agreement related to the ongoing Co-Brand Program, and the accounting for such consideration, is consistent with the Prior Agreement, except that we are no longer receiving new account fees. New account fees were approximately $3.7 million during the 12 months ended October 29, 2011. We are in the process of evaluating our accounting for the deliverables and related consideration for the PLCC Program which will be effective in the second quarter of 2012 when the PLCC Program is launched.

5. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have money market fund investments classified as cash equivalents which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $78.1 million at October 29, 2011, $68.1 million at January 29, 2011 and $70.2 million at October 30, 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value, as used in our asset impairment calculations, is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Store-related assets are considered Level 3 assets in the fair value hierarchy as the inputs for calculating the fair value of these assets are based on historical transactions for similar assets. Based on our historical experience, the resale value of used fixtures and equipment is de minimis. Since we lease all our store locations, our leasehold improvements cannot be sold in a market transaction and therefore have little to no fair value.

There were no asset impairment charges recorded during the nine months ended October 29, 2011. Previously impaired store-related assets have no fair value at October 29, 2011.

6. Debt and Capital Leases

Revolving Credit Agreement

On October 28, 2011, we entered into an amended and restated revolving credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. The Credit Agreement provides for a $100 million senior secured revolving credit facility which can be increased to $150 million. The Credit Agreement matures on February 28, 2017 and replaces our existing $150 million revolving credit facility which was to mature in early 2012. Borrowings under the Credit Agreement are based on and collateralized by eligible credit card receivables and inventory. Proceeds may be used for general corporate purposes, including issuing standby and commercial letters of credit.

Borrowings under the Credit Agreement shall be either Base Rate Loans or LIBO Rate Loans (all terms as defined in the Credit Agreement). Base Rate Loans bear interest equal to the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the Adjusted LIBO Rate plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate”, plus the Applicable Margin. LIBO Rate Loans shall bear interest equal to the Adjusted LIBO Rate plus the Applicable Margin. The Adjusted LIBO Rate with respect to any LIBO Rate Loan is the interest rate per annum equal to the LIBOR Rate for such Interest Period multiplied by the Statutory Reserve Rate. The Adjusted LIBO Rate with respect to any Base Rate Loan is the interest rate per annum equal to the LIBOR Rate for an Interest Period commencing on the date of such calculation and ending on the date that is thirty (30) days thereafter multiplied by the Statutory Reserve Rate. The Applicable Margin is based upon a pricing grid depending on the Average Daily Availability.

The amount available for borrowing was $91.6 million at October 29, 2011 and is based on 90% of eligible credit card receivables and inventories less reserves, as defined in the Credit Agreement. The amount available for borrowing represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $8.4 million. The Credit Agreement contains customary affirmative and negative covenants, including limitations on granting of liens, certain investments, additional indebtedness, prepayments on indebtedness and disposition of inventory. We had no direct borrowings at October 29, 2011 and are in compliance with the terms of the Credit Agreement.

Capital Leases

During July 2011, we entered into capital leases with two-year terms relating to point-of-sale (“POS”) equipment which began to be placed into service during the third quarter. We entered into capital leases for additional POS and related equipment during the third quarter with one and two-year terms, some of which was placed into service in October 2011. The following table presents the leased equipment as of October 29, 2011:

Equipment	$9,280
Accumulated depreciation	60

Net property and equipment	$9,220

We had no capital leases at January 29, 2011 or October 30, 2010.

Future minimum lease payments under capital leases as of October 29, 2011 are as follows:

2011	$912
2012	4,832
2013	1,480

$7,224

Obligations under capital leases as of October 29, 2011 include a current portion of $4.8 million (recorded in Accrued expenses and other current liabilities) and a long-term portion of $2.4 million (recorded in Other liabilities). Interest rates on our capital leases are less than 0.1 percent.

7. Income Taxes

As a result of a three-year cumulative loss, we carried a valuation allowance against deferred tax assets from the fourth quarter of 2008 through the third quarter of 2010. We reversed the remaining valuation allowance in the fourth quarter of 2010, as we were no longer in a cumulative three-year loss position and expectations of future earnings were positive. Net deferred tax (liabilities) assets at October 29, 2011, January 29, 2011 and October 30, 2010 were $(5.7) million, $6.0 million and $0, respectively. The change in deferred taxes from a net asset at the beginning of 2011 to a net liability at the end of the third quarter of 2011 includes primarily changes in temporary differences related to accelerated depreciation for tax purposes and decreases in certain accrued liabilities which were not deductible for tax purposes. Capital expenditures in 2011 have more depreciation for tax purposes than book purposes due to the impact of bonus depreciation.

We recognized a tax benefit on pretax income in the third quarter of 2010 due to a $1.2 million favorable adjustment from the reduction in the estimated annual effective tax rate (“ETR”) for fiscal 2010 and $1.1 million of favorable settlements of state income tax examinations. The ETR reduction resulted from the impact of favorable changes in book/tax differences on the deferred tax valuation allowance, including the enactment of bonus depreciation in the third quarter of 2010.

The ETR for the first nine months of 2011 and 2010 was 38.8 percent and 19.6 percent, respectively. The ETR for the first nine months of 2010 was lower than the 2011 rate due to a benefit from the projected annual reduction in our valuation allowance for deferred taxes, which was the result of favorable changes in the book/tax differences that reduced deferred tax assets, and favorable settlements of state income tax examinations.

8. Shareholders’ Equity

Stock Repurchase Plan

During the 39 weeks ended October 29, 2011 and October 30, 2010, we repurchased 1.4 million shares and 0.3 million shares of our common stock at a cost of $10.2 million and $2.1 million, respectively. At October 29, 2011, there are approximately 1.8 million shares remaining under the Board of Directors’ current repurchase authorizations.

Share-Based Compensation

For the 13 weeks and 39 weeks ended October 29, 2011 and October 30, 2010, pre-tax share-based compensation expense was recorded as follows:

	13 Weeks Ended October 29, 2011	13 Weeks Ended October 30, 2010	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
Cost of merchandise sold	$409	$794	$1,695	$1,608
Selling, general and administrative expenses	201	231	849	673

Total share-based compensation expense	$610	$1,025	$2,544	$2,281

9. Earnings Per Share

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

The following table presents the calculation of basic and diluted income (loss) per common share (shares in thousands):

	13 Weeks Ended October 29, 2011	13 Weeks Ended October 30, 2010	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
Numerator:
Net (loss) income	$(3,106)	$4,295	$14,110	$29,932
Income allocated to participating securities	—	138	382	990

Net (loss) income available to common stockholders	$(3,106)	$4,157	$13,728	$28,942

Denominator:
Basic weighted-average shares outstanding	43,248	42,677	43,731	42,600
Incremental shares from share-based compensation plans	—	1,037	307	909

Diluted weighted-average shares outstanding	43,248	43,714	44,038	43,509

Net (loss) income per share:
Basic	$(0.07)	$0.10	$0.31	$0.68
Diluted	$(0.07)	$0.10	$0.31	$0.67

Options to purchase approximately 1.7 million and 1.4 million shares of common stock that were outstanding during the 13 weeks ended October 29, 2011 and October 30, 2010, respectively, were not included in the computation of diluted net income per share as the exercise prices of these options were greater than the average market price of the common shares. For the 39 weeks ended October 29, 2011 and October 30, 2010, options to purchase 1.2 million and 1.5 million shares of common stock, respectively, were not included in the computation of diluted net income per share for the aforementioned reason.

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

We report our consolidated financial results in accordance with generally accepted accounting principles (“GAAP”). To supplement these consolidated financial results, we believe that certain non-GAAP operating results, which exclude the items discussed at Adjusted Results for Items Impacting Comparability below, may provide a more meaningful measure on which to compare the results of operations between periods. Wherever used below, the words “as adjusted” or “adjusted” identify financial results excluding these items that impact comparability for the third quarter and first nine months of 2011 and 2010.

The third quarter got off to a disappointing start as our August sales were adversely impacted by a shift in our advertising media mix for the largest promotional event of the month and Hurricane Irene which disrupted business during the same event. This shortfall in sales at the beginning of the quarter drove lower margins as we were aggressive in clearing inventories to keep them aligned with our sales results, resulting in a loss for the quarter. Our sales gained momentum after August returning to slightly positive comparable store sales for October.

Financial Highlights for the Third Quarter and Year-to-Date 2011

•

Comparable store sales decreased 2.9 percent for the third quarter and decreased 0.7 percent for the first nine months of 2011 over last year’s comparable periods. Total sales decreased 3.5 percent to $258.5 million in the third quarter and decreased 1.5 percent to $832.2 million for the first nine months of 2011 from last year’s comparable periods.

•

Operating loss for the third quarter of 2011 was $(5.4) million compared to operating income of $2.6 million for the third quarter of 2010. Operating income for the first nine months of 2011 was $23.0 million or $21.0 million as adjusted compared to $37.2 million or $28.7 million as adjusted for the first nine months of 2010.

•	Net loss for the third quarter of 2011 was $(3.1) million or $(0.07) per diluted share compared to net income of $4.3 million or $0.10 per diluted share for the third quarter of 2010.

•

Net income for the first nine months of 2011 was $14.1 million or $0.31 per diluted share compared to $29.9 million or $0.67 per diluted share for the first nine months of 2010. Net income as adjusted for the first nine months of 2011 was $12.9 million or $0.28 per diluted share compared to $17.3 million or $0.39 per diluted share for the first nine months of 2010.

•	Cash at the end of the quarter was $102.5 million compared to $80.5 million at the end of the third quarter last year, and we had no outstanding debt.

Stores

There were 262 stores open as of October 29, 2011 and 263 stores open as of October 30, 2010. We plan to open one new store, and close one store during the fourth quarter resulting in 262 stores at the end of fiscal year 2011.

	13 Weeks Ended October 29, 2011	13 Weeks Ended October 30, 2010	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
Stores at beginning of period	260	264	264	267
Stores opened during the period	2	—	2	—
Stores closed during the period	—	(1)	(4)	(4)

Stores at the end of period	262	263	262	263

Results of Operations

The following table sets forth each line item of the Condensed Consolidated Statements of Operations expressed as a percentage of our net sales (numbers may not add due to rounding):

	13 Weeks Ended October 29, 2011	13 Weeks Ended October 30, 2010	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	77.1	74.6	74.2	73.4

Gross profit	22.9	25.4	25.8	26.6
Selling, general and administrative expenses	27.6	26.2	25.4	25.1
Other income, net	2.6	1.8	2.4	2.9

Income (loss) from operations	(2.1)	1.0	2.8	4.4
Interest income, net	—	—	—	—

Income (loss) before income taxes	(2.1)	1.0	2.8	4.4
Income tax benefit (provision)	0.9	0.6	(1.1)	(0.9)

Net (loss) income	(1.2)%	1.6%	1.7%	3.5%

Adjusted Results for Items Impacting Comparability

Results for 2011 and 2010 include items that impact comparability of financial performance. Results for the first nine months of 2011 include a first quarter pre-tax gain of $2.0 million ($1.2 million after tax or $0.03 per diluted share) to correct an error in the Company’s credit card reward liability (recorded in Other income). Adjusted results for 2011 exclude this gain.

Results for the first nine months of 2010 include a pre-tax gain of $9.7 million to recognize cumulative breakage on unused gift and merchandise return cards (recorded in Other income) and an offsetting pre-tax charge of $1.2 million related to a change in the process and timing of our physical inventories, as well as accelerating one-half of our stores’ inventory observations to mid-year from year-end (recorded in Selling, general and administrative expenses). Adjusted results for 2010 exclude this net gain of $8.5 million.

We recognized a tax benefit in the third quarter of 2010 due to favorable adjustments from the reduction in the estimated annual effective tax rate (“ETR”) for fiscal 2010 and favorable settlements on state income tax examinations. The ETR for the first nine months of 2010 was lower than the 2011 rate due to these favorable adjustments. Net income and diluted earnings per share for 2010, as adjusted, were calculated using the 2011 normalized ETR of 39.7 percent.

For the 13 weeks ended October 29, 2011 compared to the 13 weeks ended October 30, 2010

Net sales for the third quarter of 2011 of $258.5 million decreased 3.5 percent from $267.9 million in last year’s third quarter. As mentioned above, the decline in third quarter sales is primarily the result of poor August sales which were adversely impacted by a change in advertising and a hurricane during a significant promotional event. The $9.4 million sales decrease includes a $7.6 million decrease in the comparable store group and a $4.4 million decrease from four stores closed in 2011 and five stores closed in 2010, offset by a $2.6 million increase in non-comparable store sales for a total of four stores opened in 2011 and 2010. The comparable store sales decrease was driven by decreases in the number of transactions and the average units per transaction, offset by an increase in average unit retail.

Gross profit for the third quarter of 2011 was $59.3 million or 22.9 percent of net sales compared to $68.0 million or 25.4 percent of net sales for the third quarter of 2010. The $8.7 million decrease includes a $0.8 million decrease from closed stores. Gross profit as a percent of sales decreased during the third quarter of 2011 primarily as a result of higher markdowns, negative leverage of occupancy costs and higher buying costs. Higher markdowns were taken to keep inventory levels aligned with sales.

Selling, general and administrative (“SG&A”) expenses were $71.3 million or 27.6 percent of net sales for the third quarter of 2011 compared to $70.2 million or 26.2 percent of net sales for the same 2010 period. The $1.1 million increase in SG&A includes a $1.2 million increase in advertising expenses and a $1.4 million increase in corporate expenses, offset by a $1.5 million decrease in stores expenses.

The increase in corporate expenses include unfavorable market value changes in the cash surrender value of insurance contracts underlying our executive split-dollar insurance plans for the third quarter of 2011 compared to the third quarter of 2010 and higher information systems expenses. Store expense reductions include $1.0 million for the elimination of operating costs from closed stores and other cost savings.

Other income for the third quarter of 2011 was $6.6 million compared to $4.7 million for the third quarter of 2010. The $1.9 million increase in adjusted Other income includes a performance-based incentive from GE Capital Retail Bank (“GE”) related to the final program year of our prior co-brand program agreement.

We recognized a tax benefit on pretax income in the third quarter of 2010 due to a $1.2 million favorable adjustment from the reduction in the estimated annual ETR for fiscal 2010 and $1.1 million of favorable settlements of state income tax examinations. The ETR reduction resulted from the impact of favorable changes in book/tax differences on the deferred tax valuation allowance, including the enactment of bonus depreciation in the third quarter of 2010. We reversed the valuation allowance in the fourth quarter of 2010.

For the 39 weeks ended October 29, 2011 compared to the 39 weeks ended October 30, 2010

Net sales for the first nine months of 2011 of $832.2 million decreased 1.5 percent from $844.8 million in last year’s first nine months. The $12.6 million sales decrease includes a $12.0 million decrease in sales from closed stores and a $5.9 million decrease in comparable store sales, offset by a $5.3 million increase in non-comparable store sales for a total of four stores opened in 2011 and 2010. The comparable store sales decrease was driven by decreases in the number of transactions and the average units per transaction, offset by an increase in average unit retail.

Gross profit for the first nine months of 2011 was $214.5 million or 25.8 percent of net sales compared to $224.6 million or 26.6 percent of net sales for the first nine months of 2010. The $10.1 million decrease includes a $2.2 million decrease from closed stores. Gross profit as a percent of sales decreased during the first nine months of 2011 primarily as a result of higher markdowns and buying costs.

SG&A expenses were $211.6 million or 25.4 percent of net sales for the first nine months of 2011 compared to $211.9 million or 25.1 percent of net sales for the same 2010 period. SG&A expenses for the first nine months of 2010, as adjusted for the change in our physical inventory process, were $210.7 million or 24.9 percent of net sales. The $0.9 million increase in adjusted SG&A is primarily due to a $2.4 million increase in advertising expenses and a $2.5 million increase in corporate expenses, offset by a $4.0 million decrease in stores expenses. The increase in corporate expense include primarily higher information systems expense and net unfavorable market value changes in the cash surrender value of insurance contracts underlying our executive split-dollar insurance plans during the first nine months of 2011 compared to the same 2010 period. Store expense reductions include $2.7 million for the elimination of operating costs from closed stores and other cost savings.

Other income for the first nine months of 2011 was $20.1 million compared to $24.4 million for the first nine months of 2010. Other income as adjusted for the first nine months of 2011 was $18.0 million compared to $14.8 million for the first nine months of 2010. Other income for the first quarter of 2011 includes a pre-tax gain of $2.0 million to correct an error in our liability for credit card rewards earned under the Stein Mart MasterCard program. The error was due to inaccuracies in the data used to calculate breakage income for expired rewards in fiscal years 2008 through 2010 which overstated the rewards liability and understated income for those periods. Other income for the first nine months of 2010 includes $9.7 million for the recognition of income related to cumulative breakage on unused gift and merchandise return cards since the inception of these programs. The $3.2 million increase in adjusted other income includes higher income from the credit card program, including a performance-based incentive related to the final program year of our prior co-brand program agreement, and higher leased shoe department income.

The ETR for the first nine months of 2011 and 2010 was 38.8 percent and 19.6 percent, respectively. The ETR for the first nine months of 2010 was lower than the 2011 rate due to a benefit from the projected annual reduction in our valuation allowance for deferred taxes, which was the result of favorable changes in the book/tax differences that reduced deferred tax assets, and favorable settlements of state income tax examinations. We reversed the valuation allowance in the fourth quarter of 2010.

Credit Card Program Changes

In October 2011, we entered into an Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement (the “Agreement”) with GE. The Agreement amends the Co-Brand Credit Card Consumer Program Agreement, dated September 28, 2006 (the “Prior Agreement”), for our co-branded consumer credit card program (the “Co-Brand Program”). The Agreement provides for continuation of the Co-Brand Program and establishes a private label credit card (the “PLCC Program”) which will be offered to our customers beginning in the second quarter of 2012. Unlike our co-brand card, our private label card may only be used at Stein Mart. The Co-Brand Program and PLCC Program are collectively referred to as the “Program”.

The new Program will be operated similarly to the way in which the Co-Brand Program was operated under the Prior Agreement. During the term of the Agreement, we will make the Program available to our customers, including accepting and transmitting account applications and accepting credit cards through our retail locations. GE will extend credit directly to cardholders under the Program to finance purchases from Stein Mart and, for co-brand cardholders, from other retailers. GE will provide all servicing for the credit card accounts and bear all credit and fraud losses. We will maintain a cardholder rewards program and fund rewards issued to and redeemed by cardholders as part of that program. Co-brand cardholders earn reward certificates based on purchase volume and all cardholders will be able to participate in in-store “extra savings events”.

The initial term of the Agreement is for seven years and renews automatically for successive one-year terms unless either party provides notice of termination at least 180 days prior to expiration of the initial or renewal term. The Agreement contains early termination rights for each party, including rights upon default or upon other specified events.

Consistent with the Prior Agreement, we account for this Agreement using the guidance of Staff Accounting Bulletin No. 104, Revenue Recognition, and ASC Topic 605-25, Revenue Recognition, Multiple-Element Arrangements. The current deliverables and consideration received from GE under the new Agreement related to the ongoing Co-Brand Program, and the accounting for such consideration, is consistent with the Prior Agreement, except that we are no longer receiving new account fees. New account fees were approximately $3.7 million during the 12 months ended October 1, 2011. We are in the process of evaluating our accounting for the deliverables and related consideration for the PLCC Program which will be effective in the second quarter of 2012 when the PLCC Program is launched.

For retailers that have both co-brand and private label credit cards (“PLCC”), the PLCC typically account for a much higher portion of cardholders and related sales. As such, we believe we have significant opportunity to increase the number of our cardholders. Credit card customers (both co-brand and PLCC), spend more than non-credit card customers, so we expect an increase in the number of credit card customers will provide incremental sales. In addition, we are integrating our Preferred Customer loyalty program with our new credit card Program to maximize this sales-lift opportunity. We expect that over time the benefits driven by increased spending and sales lift from additional credit card customers under the Program will offset the loss of new account fees.

Inflation

Although we expect that our business will be influenced by general economic factors, we do not believe that inflation currently has had a material effect on our results of operations. As previously disclosed, we have seen some merchandise price increases from vendors in the single-digit percentage range this year. Categories that are fashion-oriented and feature brand name and designer labels are showing little price sensitivity, while some basic categories are more negatively impacted. We expect that prices will continue to increase for the spring, but at a lower rate of increase than this year. Our goal is to continue to deliver distinctive fashion at competitive prices to our customers. To that end, we are reviewing all pricing decisions carefully for customer response and continue to work with our vendors who are optimizing design and fabrications to maintain key price points.

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, credit terms from vendors and available cash. Working capital is needed to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our working capital needs are lowest in the first quarter and highest at the end of the third quarter and beginning of the fourth quarter as we build inventories for the holiday selling season. As of October 29, 2011, we had $102.5 million in cash and cash equivalents and no direct borrowings.

Net cash provided by operating activities was $56.2 million for the first nine months of 2011 compared to $20.8 million for the first nine months of 2010. More cash was provided by operating activities during the first nine months of 2011 compared to the first nine months of 2010 primarily due to $36.2 million less cash used for inventories and accounts payable and $3.4 million more cash provided by other operating activities, offset by $4.2 million less cash provided by net income plus non-cash charges. Although inventories were slightly lower at the end of the third quarter this year compared to the same period last year, accounts payable increased by $30.8 million. The increase in accounts payable is primarily due to our lengthening payment terms at the beginning of 2011 to be more consistent with industry practices.

Net cash used in investing activities increased $2.4 million for the first nine months of 2011 compared to the first nine months of 2010. Capital expenditures are planned at approximately $38 million for 2011 compared to $30 million in 2010, including $9.3 million of assets acquired through capital leases in 2011. Approximately $26 million of 2011 capital additions is for information systems improvements, with the largest portion for our new merchandise information system. We implemented the purchase order/allocation and certain other modules of this new system during the third quarter and plan to implement the financial and store inventory management modules during the first half of 2012. Remaining capital amounts are for improvements in our point-of-sale system, including replacing hardware, and opening, relocating and remodeling stores. We have also completed upgrades to fitting rooms, lighting, flooring and fixtures in approximately 40 stores.

Net cash used in financing activities was $9.5 million for the first nine months of 2011 compared to net cash provided by financing activities of $0.7 million for the same 2010 period. More cash was used in 2011 due to repurchases of common stock totaling $10.2 million in 2011 compared to $2.1 million in 2010 and $2.1 million of capital lease payments in 2011. In June 2011, the Board of Directors authorized the repurchase of 2.5 million common shares in addition to amounts previously authorized. During the first nine months of 2011 and 2010, we repurchased 1.4 million shares and 0.3 million shares, respectively, of our common stock.

On October 28, 2011, we entered into an amended and restated revolving credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. The Credit Agreement provides for a $100 million senior secured revolving credit facility which can be increased to $150 million. The Credit Agreement matures on February 28, 2017 and replaces our existing $150 million revolving credit facility which was to mature in early 2012. The amount available for borrowing was $91.6 million at October 29, 2011 and is based on 90% of eligible credit card receivables and inventories less reserves, as defined in the Credit Agreement. The amount available for borrowing represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $8.4 million. We had no direct borrowings at October 29, 2011 and are in compliance with the terms of the Agreement.

We believe that we will generate positive cash flow from operations on a full year basis. Internally generated cash, along with our available cash and borrowing capacity under the revolving credit agreement, will provide the means needed to fund our operations for the foreseeable future.

Recent Accounting Pronouncements

In June 2011, the FASB amended ASC Topic 220, Comprehensive Income. The amended guidance requires most entities to present changes in net income and other comprehensive income in either a single statement of comprehensive income or two separate, but consecutive, statements. The objective of these amendments is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The adoption of this guidance will not have a material impact on our consolidated financial statements or disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended January 29, 2011 filed with the Securities and Exchange Commission on April 1, 2011. There were no material changes to our market risk during the quarter ended October 29, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 29, 2011 due to material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Discussion of Material Weaknesses in Internal Control Over Financial Reporting

In July and August 2011, we experienced information technology issues as a result of a planned but improperly executed one-time override of an automated records purge process. We deactivated, but later failed to reactivate the purge process, which allowed records within our legacy merchandise inventory system to accumulate and exceed system capacity. During the then resulting system-outage Information Technology (“IT”) personnel removed historical records to free up space for new records and reprocessed certain transactions. The procedures performed by IT personnel during the incident disrupted the processing of certain current period transactions to the perpetual inventory system (the “Perpetual System”). This disruption was not discovered by business users on a timely basis.

Our Retail Stock Ledger (“RSL”) is the accounting system of record for inventory and cost of merchandise sold. Permanent markdowns are recorded in this system based on calculations using unit quantities from the Perpetual System. As a result of the matters described above, our Perpetual System units were understated, and consequently, our permanent markdowns were also understated. This resulted in the financial results reported as part of our initial earnings release on November 17, 2011 not reflecting the full amount of markdowns that were actually taken on our merchandise. The additional markdowns reduced gross margin and inventory by $2.2 million from the amounts initially reported for the third quarter. Understated markdowns in the second quarter were not material (approximately $0.1 million). Prior to filing our quarterly report on Form 10-Q for the third quarter, we discovered this error which led to our issuing a revised earnings release and delaying the filing of our Form 10-Q.

We have identified the following material weaknesses related to the above matter:

1) Information Technology

We did not maintain effective controls related to communication of system incidents. Specifically, we determined that IT operations personnel followed protocols for issue resolution; however, because of the uniqueness and potential impacts of the incident, further escalation to the finance organization should have occurred. IT personnel did not notify the finance organization that historical records had been removed to free up system capacity and that certain transactions had been reprocessed. This prevented accounting personnel from identifying an error in the Perpetual System unit balances and analyzing the potential impact related to permanent markdowns on a timely basis.

2) Inventory Accounting

We did not maintain effective controls to verify the accuracy of the Perpetual System unit balances. Specifically, we did not review the reconciliation of the RSL and Perpetual System inventory balances for the month ending July 30, 2011 and therefore did not detect the understatement of units in the Perpetual System and the resulting understatement of permanent markdowns on a timely basis.

The above control deficiencies resulted in a misstatement of the cost of merchandise sold and inventory accounts by not recording all permanent markdowns actually taken. Additionally, these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute material weaknesses in internal control over financial reporting as of October 29, 2011.

Planned Remediation and Activities

To remediate the above material weaknesses, we have initiated in the fourth quarter, or plan to initiate the following:

1) Information Technology

•	We are implementing procedures to ensure formal communication and documentation with finance and other department heads related to issue resolution.

•	We are adding procedures to regularly review systematic schedule changes that have been temporarily placed on hold.

•	We are monitoring the capacity issue on our legacy inventory system on a daily basis until we go-live with the replacement system in 2012.

•	We are reviewing the processes and controls for our new merchandise application systems to ensure that these legacy system issues will not reoccur.

2) Inventory Accounting

We have added another level of review to the reconciliation of the RSL and Perpetual System inventory balances by incorporating the RSL/Perpetual System reconciliation into our existing monthly reconciliation of inventory balances from the RSL to the general ledger.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended October 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended October 29, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 31, 2011 – August 27, 2011	638,375	$7.43	638,375	2,234,335
August 28, 2011 – October 1, 2011	403,253	6.62	403,253	1,831,082
October 2, 2011 – October 29, 2011	69,905	6.23	69,905	1,761,177

Total	1,111,533	$7.06	1,111,533	1,761,177

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors. The shares reported in this table are covered by a December 14, 2010 Board authorization to repurchase 700,000 shares of common stock and a June 14, 2011 Board authorization to repurchase 2,500,000 shares of common stock, neither of which have an expiration date.

ITEM 6.	EXHIBITS

10.1++	Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement by and between Stein Mart, Inc. and GE Capital Retail Bank, dated as of October 3, 2011

10.2	Amended and Restated Credit Agreement dated as of October 28, 2011 among Stein Mart, Inc., Wells Fargo Bank, National Association as Administrative Agent, Collateral Agent, Swing Line Lender and LC Issuer, and Wells Fargo Capital Finance LLC as Sole Lead Arranger and Sole Bookrunner

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

++	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: December 22, 2011	By:	/s/ Jay Stein
Jay Stein
Chairman of the Board and Interim Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer