Form 10-K
period 2012-01-28
STEIN MART INC
filed 2012-04-12
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-20052

STEIN MART, INC.

(Exact name of registrant as specified in its charter)

Florida	64-0466198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1200 Riverplace Blvd., Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (904) 346-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock $.01 par value	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 30, 2011 was $266,983,611. For purposes of this response, executive officers and directors are deemed to be affiliates of the registrant and the holdings by non-affiliates was computed as 28,103,538 shares. At March 30, 2012, the Registrant had issued and outstanding an aggregate of 43,297,898 shares of its common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

OVERVIEW

Headquartered in Jacksonville, Florida, Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store. Our focused assortment of merchandise features current-season, moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions, all offered at prices competitive with off-price retail chains. Begun in the early 1900’s as a single store in Greenville, Mississippi, we operated 262 stores in 29 states as of January 28, 2012.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc., a Florida corporation, and its wholly-owned subsidiaries.

KEY STRATEGIC OBJECTIVES

Our mission is to provide current season, first-quality fashion apparel, accessories and home fashion merchandise at prices comparable to off-price retail chains in a convenient, attractive, easy-to-shop location. We believe our success and future growth will depend on the consistent execution of the following:

•	Having a desirable, current-season assortment of designer, brand name, exclusive and proprietary fashion apparel, accessories and home fashion merchandise

•	Sourcing a wide range of key brands and maintaining strong partnerships with the vendors representing those brands

•	Offering everyday low prices on fashion merchandise through buying methodologies and low-price cost structure

•	Attracting repeat and new customers through marketing and advertising programs

•	Having an attractive store appearance, appealing merchandise presentation and on-demand customer service, similar to a department or specialty store

•	Locations in regional, community and neighborhood shopping centers serving a more affluent customer

TARGET CUSTOMER

Our target customer is a 35-55 year old woman, sometimes called a “missy customer,” who is both fashion-conscious and value-seeking. Proprietary research has shown she is most likely to have a higher than average household income, at least some college education, and if she is employed, she typically has a professional or paraprofessional occupation.

MERCHANDISING, PURCHASING AND PRICING

Our fashion assortment is driven primarily by seasonal fashion trends and a focus on name brand and designer merchandise complemented by a select program of private label and proprietary/exclusive merchandise. In 2011, approximately 9 percent of our sales were from private label or proprietary/exclusive merchandise. The majority of merchandise is consistent from store to store, with exceptions based on individual store selling characteristics, seasonal delivery fluctuations and regional preferences.

Our merchants purchase products from approximately 1,300 vendors. None of our vendors accounted for more than 5 percent of our total purchases during 2011. We buy a majority of our merchandise at the same time and from many of the same manufacturers as traditional department/specialty stores although we generally do not require the same level of front and back-end vendor concessions, such as advertising allowances, return privileges and markdown allowances, which are common and significant in the department store industry. As a result, we believe that our buyers are able to negotiate more favorable upfront pricing terms from vendors. We also purchase merchandise opportunistically when we believe a combination of the product and the price makes it a compelling addition to our assortment. In both instances, we reflect our savings in our pricing which passes on to our customers through everyday low pricing targeted to be competitive with off-price retail chains.

Our shoe department inventory is exclusively supplied and owned by DSW, Inc. (“DSW”). DSW’s buyers determine each season’s fashion footwear assortment. We operate the shoe department and receive a percentage of net revenue in accordance with a supply agreement (the “Supply Agreement”). Shoe department sales are not included in net sales reported in our Consolidated Statements of Income. Amounts received under the Supply Agreement are included in Other income.

The following table reflects the percentage of our sales by major merchandise category, including shoe department sales, for the fiscal years indicated:

	2011	2010	2009
Ladies’ and Boutique apparel	45%	46%	46%
Ladies’ accessories	13%	13%	13%
Men’s	20%	20%	20%
Home	11%	11%	11%
Shoes	8%	7%	7%
Other	3%	3%	3%

	100%	100%	100%

LOCATIONS, GROWTH STRATEGY AND STORE APPEARANCE

On January 28, 2012, we operated 262 stores in 29 states. Our stores are located in the Northeast, Midwest, Southeast, Texas and the Southwest. We are most fully concentrated in the Southeast and Texas where 181 of our stores are located. Most locations are in neighborhood, community and regional shopping centers frequented by a more affluent customer. Our optimal co-tenants within these shopping centers cater to a similar target customer and include highly-frequented retail formats such as other apparel retailers, higher-end grocers and restaurants. All Stein Mart locations, including the corporate headquarters, are leased.

We are selectively seeking properties that strengthen our portfolio of stores in current markets. We utilize regional tenant representative brokers to help us identify potential sites for new or relocated stores. New store decisions are supported by independent sales forecasts, and approved by a real estate committee made up of senior level executives.

Our typical store is currently approximately 35,000 gross square feet with a racetrack design, convenient centralized check-out, and individual dressing rooms. We display merchandise in lifestyle groupings of apparel and accessories, which we believe enables the customer to locate desired merchandise in a manner that encourages multiple purchases. We seek to create excitement in our stores through the continual flow of fashion merchandise, targeted sales promotions, store layout, merchandise presentation, and the quality, value and depth of our merchandise assortment. Our newer stores are approximately 32,000 gross square feet with the reduction from our past stores being in smaller backrooms that can be accommodated by our newer distribution processes.

In 2010 we began selling selected merchandise offerings on the internet. This expanded to additional product offerings for 2011 and we anticipate offering a greatly expanded assortment for the internet selection beginning in Spring 2013. Internet sales in 2010 and 2011 amounted to less than 1% of sales.

CUSTOMER SERVICE

Our stores offer many services typically found in better department or specialty stores, such as a liberal merchandise return policy, merchandise locator service, a Preferred Customer program, a Stein Mart Platinum MasterCard® and electronic gift cards. Each store is staffed with a number of sales associates to provide on-demand customer service. Our stores have their own Boutique, generally staffed by specially-recruited associates who typically work one day a week. We believe this staffing approach adds credibility and fashion integrity to the department.

MARKETING

Our marketing efforts are focused on deepening our relationship with our best customers in order to increase our share of her spending. We are also focused on attracting new customers, including younger and Hispanic shoppers who are vital to our future growth. We engage in periodic market research, including accessing our proprietary customer panel, to identify how best to reach each of these audiences and, in consultation with our outside advertising and direct-marketing agencies, we adjust our marketing focus accordingly.

Our advertising stresses upscale fashion merchandise at discount prices. We utilize a combination of full-color circulars (both inserted in newspapers and mailed directly to homes), direct mail, newspaper run of press (ROP) advertising, and email to distribute our sales promotion messages. To reach a broader audience and communicate our brand position, we have increased our use of television advertising to build brand awareness and to drive sales for specific promotional events. Radio advertising is also employed to create additional excitement for specific one-day sales. We utilize digital media including online advertising and have a solid presence on social networking sites, including Facebook and Twitter.

Our Stein Mart Platinum MasterCard® (“SMMC”) and Preferred Customer Card programs are important marketing tools. SMMC customers earn reward certificates based on purchase volume and participate in in-store “extra savings events”. Preferred Customer Card customers receive preview copies of select circulars mailed to their home, members only shopping days, birthday discounts and special email announcements. SMMC customers are also enrolled as Preferred Customers. Both programs provide useful database information regarding customer preferences, habits and advertising receptivity.

In October 2011, we entered into an Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement (the “Agreement”) with GE that provides for continuation of the Co-Brand Program (for SMCC) and establishes a private label credit card (the “PLCC Program”) which will be offered to our customers beginning in the second quarter of 2012. Unlike our co-brand card, our private label card may only be used at Stein Mart. For retailers that have both co-brand and private label credit cards (“PLCC”), the PLCC typically accounts for a much higher portion of cardholders and related sales. As such, we believe we have significant opportunity to increase the number of our cardholders and deepen our relationship with the PLCC customer.

We have an Internet site, www.steinmart.com, to promote Stein Mart’s fashion point of view, as well as provide information for customers regarding store locations, brands, products and selected sales promotion activity. Visitors to the website may apply for the Stein Mart Platinum MasterCard®, sign up to be Preferred Customers, sign up for email, purchase gift cards and/or purchase a narrow selection of merchandise.

COMPETITION

Our primary competitors are department and specialty stores, as well as conventional off-price retail chains. From our customer’s perspective, we believe we differentiate ourselves from department stores and specialty stores due to our (i) everyday low pricing, (ii) convenient locations in shopping centers, and (iii) assortments that are more edited than department stores and more varied than specialty stores. We believe we differentiate ourselves from typical off-price retail chains by offering (i) primarily current-season first–quality merchandise carried by better department or specialty stores, (ii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, (iii) merchandise presentation and customer service more comparable to upscale retailers and (iv) competitive price levels.

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

EMPLOYEES

As of January 28, 2012, our work force consisted of approximately 11,400 employees (5,600 40-hour equivalent employees). Each of our stores employ an average of 42 persons. The number of employees fluctuates during the year based on the particular selling season.

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

AVAILABLE INFORMATION

Copies of our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those filings are available free of charge on the investor relations portion of our website at http://ir.steinmart.com (click on “SEC Filings”) as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission. Also available free of charge on the www.steinmart.com website (click on “About us”; click on “Corporate Governance”) are the charters for the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, and the Strategic Planning Committee, as well as the Code of Conduct and Corporate Governance Guidelines. Printed copies of these items are available free of charge upon request by writing Stein Mart, Inc., 1200 Riverplace Boulevard, Jacksonville, FL 32207, Attention: Stockholder Relations.

ITEM 1A.	RISK FACTORS

Our results of operations and financial condition can be adversely affected by numerous risks and uncertainties. In evaluating the Company, the risks and uncertainties described below should be considered carefully. Should any of these risks actually materialize, our business, financial condition, and future prospects could be negatively impacted.

Consumer sensitivity to economic conditions. The retail apparel business is dependent upon consumer spending and, as a fashion retailer, we rely on the expenditure of discretionary income for most, if not all, of our sales. Economic factors, including levels of employment, the housing market, prevailing interest rates, personal bankruptcies, energy costs and availability of credit can impact consumer spending. Consumer confidence is also affected by both domestic and international events. Deterioration in the level of consumer spending could have a material adverse effect on our results of operations.

Intense competition in the retail industry. We face intense competition for customers from department stores, specialty stores and regional and national off-price retail chains. Many of these competitors are larger and have significantly greater financial and marketing resources than we do. In addition, many department stores and other competitors have become more promotional and have reduced their price points. Certain department stores and certain of our vendors have opened outlet stores which offer merchandise at prices that are competitive with ours. Many of our competitors also have significant Internet sales. While we maintain an Internet site, we currently only sell gift cards and a narrow selection of merchandise online. If we fail to successfully compete, our profitability and results of operations could be harmed.

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

Our advertising, marketing and promotional strategies may be ineffective and inefficient. Our profitability and results of operations may be materially affected by the effectiveness and efficiency of our marketing expenditures and our ability to select the right markets and media in which to advertise. In particular, we may not be successful in our efforts to create greater awareness of our stores and promotions, identify the most effective and efficient level of spending in each market and specific media vehicle and determine the appropriate creative message and media mix for our advertising, marketing and promotional expenditures. While we utilize different types of media, daily newspapers are an important delivery vehicle for both run of press advertising and circular insertions. The newspaper business is under increasing economic pressure, and the demise of certain newspapers would jeopardize an important distribution method for our advertising. As readers shift away from newspapers, our success will depend more on our effective use of other forms of media for our advertising, marketing and promotional strategies. Our planned marketing expenditures may not result in increased revenues. In addition, if we are not able to manage our marketing expenditures on a cost-effective basis, our profitability and results of operations could be materially adversely affected. If our de-emphasis of discount coupons and emphasis of our everyday value proposition does not resonate with our customers, our business could also be materially adversely affected.

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

We may be unable to negotiate acceptable lease terms with current and potential landlords. Our continued growth and success depends in part on our ability to renew and enter into new leases for successful stores. There is no assurance that we will be able to re-negotiate leases at similar or satisfactory terms at the end of the lease, and we could be forced to move or exit trade areas if another favorable arrangement cannot be made. There is also no assurance that we will be able to negotiate satisfactory terms on new or replacement stores.

We may not be able to exit underperforming stores on acceptable terms. As part of our strategy, we close certain under-performing stores, generally based on the lack of store profitability. Such closures subject us to costs, including lease termination payments and the write-down of leasehold improvements, equipment, furniture and fixtures. For early terminations, we may remain liable for future lease obligations which could adversely affect our profitability and results of operations.

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

A lack of adequate sources of merchandise at acceptable prices. Our business is dependent to a significant degree upon our ability to purchase fashion and brand name merchandise, and to do so at acceptable wholesale prices. We continuously seek out buying opportunities and compete for these opportunities with other retailers. In the event of a further decrease in retail sales and the resulting pressure on manufacturers, the opportunities to purchase merchandise could become limited by the consolidation or demise of merchandise vendors. Our ability to obtain merchandise may also depend on manufacturers’ ability to obtain vendor financing through banks and factoring companies. To the extent they are unable to secure sufficient credit, they may not be able to sell to us at acceptable terms. Although we do not depend on any single vendor or group of vendors and believe we can successfully compete in seeking out new vendors, the loss of key vendors could make it difficult for us to acquire sufficient quantities and an appropriate mix of merchandise, and to do so at acceptable prices which could have a material adverse effect on our results of operations.

Increases in the price of merchandise, could increase our costs which could negatively impact our margins. We believe the underlying costs incurred by the largely Asian-based manufacturers of our merchandise are increasing due to rising costs of raw materials, labor, energy and transportation. We have seen some merchandise price increases from vendors in the single-digit percentage range in 2011. If such price increases continue we may be unable to pass such increases on to our customers which could negatively impact our margins.

We are dependent on certain key personnel. Our success depends to a significant extent upon the efforts and abilities of our senior executives. The loss of the services of one or more of these executives could have a material adverse effect upon our results of operations. Competition for key executives in the retail industry is intense, and our operations could be adversely affected if we cannot retain our key executives or if we fail to attract additional qualified individuals. Our continued success is also dependent upon our ability to attract and retain qualified employees to meet our needs especially as we are currently in a search for a new Chief Executive Officer.

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

If the third parties that we rely on for a majority of the distribution aspects of our business experience labor strikes, increased fuel costs, or do not adequately perform our distribution functions, our business could be disrupted and our cost of goods could increase. We are dependent on our ability to receive merchandise in our stores throughout the United States in a timely manner. We depend on vendors and logistics providers to source, impact, sort and pack substantially all of our merchandise and on third parties to deliver this merchandise to our stores. These vendors and logistics providers may experience labor strikes or other disruptions in the future, the resolution of which will be out of our control, and could result in a material disruption in our business. Any failure by these third parties to respond adequately to our distribution needs, including labor strikes or other disruptions in the business, would disrupt our operations and negatively impact our profitability. In addition, although fluctuations in the price of fuel have not materially affected our cost of goods in recent years, an inability to mitigate cost increases, unless sufficiently offset by our pricing actions, could decrease our profitability.

Failure of information technology. The operation of our business and the effective execution of our marketing strategies is dependent in large measure on the effectiveness of our information technology systems. We are currently in the process of making material upgrades to our merchandising and accounting information systems and a failure in the installation and operation of those systems could materially and adversely affect our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Stores

The following table summarizes our store count activity during the last three fiscal years:

	2011	2010	2009
Stores at beginning of year	264	267	276
Stores opened during the year	3	2	2
Stores closed during the year	(5)	(5)	(11)

Stores at end of year	262	264	267

As of January 28, 2012, our stores operated in the following 29 states:

State	Number of Stores	State	Number of Stores
Alabama	9	Missouri	3
Arizona	8	Nevada	4
Arkansas	2	New Jersey	4
California	20	New York	3
Colorado	3	North Carolina	20
Florida	45	Ohio	9
Georgia	13	Oklahoma	4
Illinois	4	Pennsylvania	4
Indiana	7	South Carolina	12
Kansas	2	Tennessee	13
Kentucky	2	Texas	42
Louisiana	8	Utah	1
Massachusetts	1	Virginia	11
Michigan	1	Wisconsin	1
Mississippi	6

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

As of January 28, 2012, the current terms of our store leases (assuming we exercise all lease renewal options) were as follows:

Years Lease Term Expire	Number of Leases Expiring (a)
2012	5
2013-2016	13
2017-2021	25
2022-2026	79
2027 and later	151

(a)	Includes leases for the 262 store locations operated at January 28, 2012, eight leases for previously closed store locations which we have subleased or are actively seeking to sublease, two new stores and one lease for a store being relocated in 2012.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various routine legal proceedings incidental to the conduct of our business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Related Matters

Our common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “SMRT”. On March 30, 2012, there were 984 shareholders of record. The following table sets forth the high and low sales prices of our common stock per NASDAQ for each quarter in the years ended January 28, 2012 and January 29, 2011:

	2011		2010
	High	Low	High	Low
First Quarter	$10.95	$7.75	$10.91	$7.70
Second Quarter	10.94	8.05	10.14	5.90
Third Quarter	9.66	5.65	10.14	6.56
Fourth Quarter	7.48	5.96	10.89	7.75

Dividends

On November 10, 2010, the Board of Directors declared a special cash dividend of $0.50 per common share that was paid on December 22, 2010 to shareholders of record on December 8, 2010. There were no cash dividends declared or paid in fiscal 2011.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the quarter ended January 28, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 30, 2011 – November 26, 2011	200,884	$6.26	200,884	1,560,293
November 27, 2011 – December 31, 2011	52,467	6.45	52,467	1,507,826
January 1, 2012 – January 28, 2012	42,207	7.19	42,207	1,465,619

Total	295,558	$6.43	295,558	1,465,619

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors.

Equity Compensation Plan Information

The following table presents information about our common stock that may be issued under equity-based compensation plans as of January 28, 2012:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (in thousands)
Equity compensation plans approved by shareholders	2,367	$12.02	5,678
Equity compensation plans not approved by shareholders	—	—	—

Total	2,367	$12.02	5,678

(1)	The weighted average exercise price does not take into account 1.3 million shares issuable related to restricted stock and performance share awards which have no exercise price.

Performance Graph

The following graph compares the cumulative five-year stockholder return on our common stock with the cumulative total return to the NASDAQ Composite Index and the S&P 500 Apparel Retail Index. The comparison assumes $100 was invested at the beginning of the five year period in Stein Mart, Inc. stock and in each of the indices shown and assumes reinvestment of any dividends. This year the stock performance graph reflects a change made by the Company in the peer group comparison index from the Dow Jones US Apparel Retailers Index to the S&P 500 Apparel Retail Index. Management believes that the companies that comprise the S&P 500 Apparel Retail Index, as a group, more closely match the Company in terms of customer base and gross revenues.

	2/3/2007	2/2/2008	1/31/2009	1/30/2010	1/29/2011	1/28/2012
Stein Mart, Inc.	$100.0	$44.4	$8.9	$59.8	$63.5	$59.1
NASDAQ Composite	100.0	98.3	60.9	89.3	113.0	120.6
S&P 500 Apparel Retail	100.0	97.4	48.8	96.6	126.4	166.7
Dow Jones US Apparel Retailers	100.0	79.0	41.6	78.7	97.5	116.3

* * * * *

The stock performance graph should not be deemed filed or incorporated by reference into any other filings made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

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

	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Net sales	$1,160,367	$1,181,510	$1,219,109	$1,326,469	$1,457,645
Cost of merchandise sold	863,003	869,202	888,752	1,032,232	1,096,235

Gross profit	297,364	312,308	330,357	294,237	361,410
Selling, general and administrative expenses (1)	289,114	288,208	313,703	394,559	388,329
Other income, net	24,007	29,430	18,405	20,401	21,376

Operating income (loss)	32,257	53,530	35,059	(79,921)	(5,543)
Interest expense, net	(286)	(338)	(650)	(1,961)	(1,037)

Income (loss) before income taxes	31,971	53,192	34,409	(81,882)	(6,580)
Income tax (provision) benefit	(12,143)	(4,439)	(10,856)	10,581	2,050

Net income (loss)	$19,828	$48,753	$23,553	$(71,301)	$(4,530)

Basic income (loss) per share (2)	$0.44	$1.10	$0.55	$(1.72)	$(0.11)
Diluted income (loss) per share (2)	$0.44	$1.08	$0.54	$(1.72)	$(0.11)
Cash dividends paid per share	$—	$0.50	$—	$—	$0.25

Adjusted Non-GAAP Measures: (6)
Adjusted income (loss) per diluted share	$0.44	$0.66	$0.71	$(0.87)	$(0.04)

Consolidated Operating Data:
Stores open at end of period	262	264	267	276	280
Sales per store including shoe department (3)	$4,793	$4,813	$4,845	$5,113	$5,737
Sales per store excluding shoe department (4)	$4,427	$4,469	$4,515	$4,778	$5,363
Sales per square foot including shoe department (3)	$161	$161	$160	$170	$190
Sales per square foot excluding shoe department (4)	$160	$161	$161	$171	$192
Comparable store net sales decrease (5)	(1.1)%	(1.8)%	(5.6)%	(10.9)%	(4.0)%

Consolidated Balance Sheet Data:
Working capital	$172,872	$172,302	$152,781	$206,104	$165,469
Total assets	473,216	436,444	404,213	449,890	460,539
Long-term debt	—	—	—	100,000	27,133
Capital lease obligations/long-term	1,480	—	—	—	—
Total shareholders’ equity	259,338	247,251	215,689	186,350	256,689

(1)	Selling, general and administrative expenses include asset impairment and store closing charges of $2.3 million in 2011, $3.1 million in 2010, $11.1 million in 2009, $25.4 million in 2008 and $5.2 million in 2007.
(2)	Earnings per share (“EPS”) data for the years 2007-2008 has been adjusted retrospectively for the February 1, 2009 adoption of new EPS guidance on participating securities included in the computation of EPS under the two-class method.
(3)	These sales per store and sales per square foot calculations include shoe department sales, which are not included in our reported net sales. Sales per store is calculated by dividing (a) total sales including shoe department sales by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot includes shoe department sales and selling space and excludes administrative, receiving and storage areas. Internet sales are excluded from these calculations.
(4)	These sales per store and sales per square foot calculations exclude shoe department sales, which are not included in our reported net sales. Sales per store is calculated by dividing (a) total sales excluding shoe department sales by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot excludes shoe department sales and selling space, administrative, receiving and storage areas. Internet sales are excluded from these calculations.
(5)	Comparable store sales information for a period reflects stores open throughout that period and for the same 52-week period in the prior year and internet sales. Comparable sales does not include Other income.
(6)

SEC Regulation S-K 10(e) – We report our consolidated financial results in accordance with generally accepted accounting principles (“GAAP”). However, to supplement these consolidated financial results, we believe that certain non-GAAP operating results, which exclude asset impairment and store closing charges, certain breakage gains, net of a charge associated with changing our physical inventory process and significant tax provision impacts including the (reversal)/initial recording of a valuation allowance for deferred tax assets, may provide a meaningful measure on which to compare the results of operations between periods. We believe these non-GAAP results provide useful information to both management and investors by excluding certain items that impact the comparability of the results.

Reconciliations of net income (loss) per diluted share on a GAAP basis to adjusted net income (loss) per diluted share (non-GAAP basis) are presented in the table below:

	2011	2010	2009	2008	2007
Net income (loss) per diluted share (GAAP basis)	$0.44	$1.08	$0.54	$(1.72)	$(0.11)
Adjustments:
Asset impairment and store closing charges, net of tax	0.03	0.06	0.17	0.39	0.07
Correction of reward breakage income related to prior years	(0.03)	—	—	—	—
Cumulative breakage gain, net of inventory charge	—	(0.15)	—	—	—
Valuation allowance for deferred tax assets – (reversal)/initial	—	(0.13)	—	0.46	—
Impact of 2011 effective tax rate on 2010*	—	(0.20)	—	—	—

Adjustments total	—	(0.42)	0.17	0.85	0.07

Adjusted net income (loss) per diluted share (non-GAAP basis)	$0.44	$0.66	$0.71	$(0.87)	$(0.04)

*	To make 2011 and 2010 operating results more comparable due to differences in our annual effective tax rate (“ETR”) caused by last year’s deferred tax valuation allowance, the 2010 tax provision has been adjusted using the 2011 annual ETR of 38 percent.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices comparable to off-price retail chains. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions.

We report our consolidated financial results in accordance with generally accepted accounting principles (“GAAP”). To supplement these consolidated financial results, we believe that certain non-GAAP operating results, which exclude the items discussed at Adjusted Results for Items Impacting Comparability below, may provide a meaningful measure on which to compare the results of operations between periods. Wherever used below, the words “as adjusted” or “adjusted” identify financial results excluding these items that impact comparability.

2011 Highlights

Comparable store sales for 2011 decreased 1.1 percent compared to 2010 and total sales decreased 1.8 percent. Net income for 2011 was $19.8 million or $0.44 per diluted share compared to $48.8 million or $1.08 per diluted share for 2010. Net income as adjusted for 2011 was $20.0 million or $0.44 per diluted share compared to $29.6 million or $0.66 per diluted share for 2010.

Cash at year-end 2011 was $94.1 million compared to $80.2 million at year-end 2010. We had no outstanding debt at year-end and had no borrowings on our credit facility. Inventories were down 5% at the end of 2011 compared to the prior year.

During 2011, we continued to focus on increasing our sales and managing our inventories. We were disappointed with third quarter sales which were impacted by a shift in our advertising media mix for the largest August promotional event and Hurricane Irene which also disrupted business during the same event. Coupon usage was reduced by 20 percent during the fourth quarter as part of our long-term strategy to present our customers with a value proposition more solidly based on our everyday prices. We maintained tight inventory control as we approached the end of the fiscal year, which left us in a better position entering 2012, but also negatively affected sales at the end of our fourth quarter.

2012 Outlook

We expect the following factors to influence our business in 2012:

•	Current plans are to open seven stores, close three stores and relocate five stores to better locations in their respective markets in 2012.

•

The gross profit rate is expected to be lower than in 2011 as it will be impacted by our new pricing strategy and coupon reduction efforts (see below) to drive long-term sales growth as well as inflationary occupancy cost increases.

•

Selling, general and administrative (“SG&A”) expenses excluding depreciation grew slightly in 2011 after significant reductions in 2009 and 2010. With significant expense savings opportunities already realized, we are anticipating inflation-driven SG&A growth of one to two percent in 2012.

•

Depreciation is expected to increase by approximately $5 million, primarily as a result of the implementation of new merchandising information systems, store remodeling and improvements in our point-of-sale system.

•

Other income will be reduced by approximately $5.0 million due to $3.0 million in reduced credit card income from our new co-brand and private label credit card agreement, the $1.6 million one-time payment received from GE Capital Retail Bank in the third quarter of 2011 and the phasing out of our magazine program.

•	The tax rate for the year is expected to be approximately 39 percent.

•

Capital expenditures for 2012 are expected to be approximately $36 million with $18 million for continuing IT system upgrades and the remainder for new and relocated stores, store remodels and new fixturing.

Our future success will be driven by sales growth, which will in turn be driven by our ability to both attract a broader customer base and by having our current, loyal customers spend more with us. To drive long-term sales we are implementing a new pricing and coupon reduction strategy that includes selectively lowering our mark-on and creating value pricing on certain key merchandise to reinforce our regular-price value message. Our goal is to reduce coupon usage by 50 percent. We want our customers to know that they do not have to use a coupon to get a better price than our competition. Our sales growth plans also include maximizing trends across the store, targeting merchandising for a more regional focus, continuing our designer and brand growth, re-energizing our “Fabulous Finds” campaign and more in-store events.

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Income expressed as a percentage of net sales (numbers may not add due to rounding):

	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	74.4	73.6	72.9

Gross profit	25.6	26.4	27.1
Selling, general and administrative expenses	24.9	24.4	25.7
Other income, net	2.1	2.5	1.5

Operating income	2.8	4.5	2.9
Interest expense, net	—	—	(0.1)

Income before income taxes	2.8	4.5	2.8
Income tax provision	(1.0)	(0.4)	(0.9)

Net income	1.7%	4.1%	1.9%

Adjusted Results for Items Impacting Comparability

Results for 2011, 2010 and 2009 include the following items that impact comparability of financial performance:

•	Asset impairment and store closing charges for 2011, 2010 and 2009 were $2.3 million, $3.1 million and $11.1 million, respectively.

•	Fiscal 2011 includes a first quarter pre-tax gain of $2.0 million to correct an error in the Company’s credit card reward liability.

•

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

•

Income tax expense for fiscal 2010 was favorably impacted by the reversal of the remaining $6.0 million deferred tax valuation allowance that was established in fiscal 2008 ($0.13 per diluted share) and a lower 2010 ETR caused by favorable changes in book/tax differences on our valuation allowance prior to the year-end reversal and favorable state income tax settlements. Income tax expense for 2010 calculated using the 2011 normalized ETR of 38.0 percent would be $8.9 million higher ($0.20 per diluted share). Net income and earnings per diluted share as adjusted reflects these tax adjustments.

Reconciliations of operating and net income on a GAAP basis to adjusted operating and net income on a non-GAAP basis are presented in the following table (in thousands):

	2011		2010		2009
	Operating Income	Net Income	Operating Income	Net Income	Operating Income	Net Income
Income - (GAAP basis)	$32,257	$19,828	$53,530	$48,753	$35,059	$23,553
Adjustments:
Asset impairment and store closing charges	2,322	1,440	3,093	2,448	11,087	7,589
Correction of reward breakage income related to prior years	(2,023)	(1,244)	—	—	—	—
Cumulative gift and return card breakage gain, net of inventory charge	—	—	(8,481)	(6,713)	—	—
Reversal of deferred tax asset valuation allowance	—	—	—	(5,973)	—	—
Impact of 2011 higher 38.0% ETR on 2010	—	—	—	(8,877)	—	—

Adjusted income - (non-GAAP basis)	$32,556	$20,024	$48,142	$29,638	$46,146	$31,142

Asset impairment and store closing charges, including costs to relocate stores, are as follows (dollar amounts in thousands):

	2011	2010	2009
Asset impairment charges	$1,166	$1,150	$8,429
Lease termination costs, net	663	1,702	2,089
Severance and other	493	241	569

Total	$2,322	$3,093	$11,087

2011 Compared to 2010

Net Sales. The following table provides net sales for fiscal 2011 compared to fiscal 2010 (dollar amounts in thousands):

	2011	2010	Decrease
Net sales	$1,160,367	$1,181,510	$(21,143)
Sales percent decrease:
Total net sales			(1.8)%
Comparable store sales			(1.1)%

The decrease in sales reflects a $13.0 million decrease in the comparable store group and a $16.3 million decrease in the closed store group, offset by an $8.2 million increase in the non-comparable store group due to the inclusion of sales for a total of five stores opened in 2011 and 2010. The closed store group includes five stores closed in 2011 and five stores closed in 2010. The comparable store sales decrease was driven by decreases in the number of transactions and the average units per transaction, offset by an increase in average unit retail prices.

Gross Profit. The following table compares gross profit for fiscal 2011 to fiscal 2010 (dollar amounts in thousands):

	2011	2010	Decrease
Gross profit	$297,364	$312,308	$(14,944)
Percentage of net sales	25.6%	26.4%	(0.8)%

The decrease in gross profit reflects a $13.6 million decrease in the comparable store group and a $3.1 million decrease in the closed store group, offset by a $1.8 million increase in the non-comparable store group. Gross profit as a percent of sales decreased during 2011 primarily due to higher occupancy and buying costs and the negative leverage on lower sales.

Selling, General and Administrative Expenses. The following table compares SG&A expenses for fiscal 2011 to fiscal 2010 (dollar amounts in thousands):

	2011	2010	Increase
Selling, general and administrative expenses	$289,114	$288,208	$906
Percentage of net sales	24.9%	24.4%	0.5%

Excluding pre-tax asset impairment and store closing charges in both years and the $1.2 million charge associated with changing our physical inventory process in 2010, SG&A expenses increased to $286.8 million or 24.7 percent of sales from $283.9 million or 24.0 percent of sales for 2010. The $2.9 million increase in SG&A expenses as adjusted includes a $2.9 million increase in advertising expenses, a $2.6 million increase in corporate expenses and a $0.9 million increase in depreciation expense, offset by a $3.5 million decrease in stores expenses. The increase in corporate expenses include unfavorable market value changes in the cash surrender value of insurance contracts underlying our executive split-dollar insurance plans for 2011 compared to 2010 and higher information systems expenses. Store expense reductions include $3.5 million for the elimination of operating costs from closed stores and a $1.0 million savings in credit card interchange fees, offset by increases in other store expenses. Asset impairment and store closing charges were $0.8 million lower this year due to lower lease termination fees incurred this year.

Other income, net. The following table compares other income, net for fiscal 2011 to fiscal 2010 (dollar amounts in thousands):

	2011	2010	Decrease
Other income, net	$24,007	$29,430	$(5,423)
Percentage of net sales	2.1%	2.5%	(0.4)%

Other income for 2011 includes a first quarter pre-tax gain of $2.0 million to correct an error in our liability for credit card rewards. The error was due to inaccuracies in the data used to calculate breakage income for expired rewards in fiscal years 2008 through 2010, which overstated the rewards liability and understated income for those periods. Other income for 2010 includes $9.7 million for the recognition of income related to cumulative breakage on unused gift and merchandise return cards since the inception of these programs. Other income as adjusted for these items was $22.0 million for 2011 compared to $19.7 million for 2010. The $2.3 million increase in adjusted other income includes higher income in 2011 from the credit card program, including a $1.6 million performance-based incentive related to the final program year of our prior co-brand program agreement, and higher leased shoe department income.

Under our October 2011 amended credit card agreement, we are no longer receiving new account fees. New account fees were $2.7 million in 2011 and $3.0 million in 2010. As we introduce our private label credit card, we expect increased spending and sales lift from the additional credit card customers to offset the loss of new account fees over time.

Income Taxes. The following table compares income tax expense for fiscal 2011 to fiscal 2010 (dollar amounts in thousands):

	2011	2010	Increase
Income tax expense	$12,143	$4,439	$7,704
Effective tax rate	38.0%	8.3%	29.7%

Income tax expense for 2010 was favorably impacted by the reversal of the remaining $6.0 million deferred tax asset valuation allowance established in 2008. Excluding this favorable tax adjustment, the ETR was 19.6 percent in 2010, which was lower than the federal statutory rate of 35.0 percent due to the impact of favorable changes in book/tax differences on the valuation allowance prior to the year-end reversal and favorable settlements of state income tax examinations. During 2011, there was no valuation allowance impact and as a result, we returned to a normalized ETR. Income tax expense for 2010 calculated using the 2011 normalized ETR of 38.0 percent would be $8.9 million higher.

2010 Compared to 2009

Net Sales. The following table provides net sales for fiscal 2010 compared to fiscal 2009 (dollar amounts in thousands):

	2010	2009	Decrease
Net sales	$1,181,510	$1,219,109	$(37,599)
Sales percent decrease:
Total net sales			(3.1)%
Comparable store sales			(1.8)%

The decrease in sales reflects a $20.7 million decrease in the comparable store group and a $26.0 million decrease in the closed store group, offset by a $9.1 million increase in the non-comparable store group due to the inclusion of sales for a total of four stores opened in 2010 and 2009. The closed store group includes 5 stores closed in 2010 and 11 stores closed in 2009. The comparable store sales decrease was driven by decreases in the number of transactions and the average units per transaction, offset by an increase in average unit retail.

Gross Profit. The following table compares gross profit for fiscal 2010 to fiscal 2009 (dollar amounts in thousands):

	2010	2009	Decrease
Gross profit	$312,308	$330,357	$(18,049)
Percentage of net sales	26.4%	27.1%	(0.7)%

The decrease in gross profit reflects a $14.2 million decrease in the comparable store group and a $6.0 million decrease in the closed store group, offset by a $2.2 million increase in the non-comparable store group. Gross profit as a percent of sales decreased during 2010 primarily due to a 0.6 percent of sales increase in markdowns and negative leverage on lower sales. Markdowns were higher in 2010 due to the competitive retail environment.

Selling, General and Administrative Expenses. The following table compares SG&A expenses for fiscal 2010 to fiscal 2009 (dollar amounts in thousands):

	2010	2009	Decrease
Selling, general and administrative expenses	$288,208	$313,703	$(25,495)
Percentage of net sales	24.4%	25.7%	(1.3)%

Excluding pre-tax asset impairment and store closing charges in both years and the $1.2 million charge associated with changing our physical inventory process in 2010, SG&A expenses decreased $18.7 million to $283.9 million or 24.0 percent of sales from $302.6 million or 24.8 percent of sales for 2009. This decrease reflects a $23.7 million decrease in store expenses offset by a $3.2 million increase in advertising expenses and a $1.8 million increase in corporate expenses. Store expense reductions include a $9.0 million decrease in personnel expenses resulting from our new supply chain process, a $9.0 million decrease in other store operating and depreciation expenses and a $5.7 million decrease due to the elimination of operating costs from closed stores. Other store operating expenses were lower as a result of continued cost savings initiatives. Depreciation expense was lower as a result of asset impairment charges taken at the end of fiscal 2009. Advertising spend was higher to increase our marketing impact.

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

Other income, net. The following table compares other income, net for fiscal 2010 to fiscal 2009 (dollar amounts in thousands):

	2010	2009	Increase
Other income, net	$29,430	$18,405	$11,025
Percentage of net sales	2.5%	1.5%	1.0%

The increase in other income, net is primarily due to our second quarter recognition of $9.7 million of other income related to cumulative breakage on unused gift and merchandise return cards since the inception of these programs. Prior to the second quarter of 2010, we had not recognized breakage on card balances pending our final determination of the interpretation of the escheat laws applicable to our operations and historical redemption patterns. The remaining increase in other income was from our magazine subscription program and breakage income recognized in the second half of 2010.

Income Taxes. The following table compares income tax expense for fiscal 2010 to fiscal 2009 (dollar amounts in thousands):

	2010	2009	Decrease
Income tax expense	$4,439	$10,856	$(6,417)
Effective tax rate	8.3%	31.6%	(23.3)%

The income tax expense for 2010 was favorably impacted by the reversal of the remaining $6.0 million deferred tax asset valuation allowance established in 2008. In the fourth quarter of 2010, we were no longer in a cumulative three-year loss position because the Company’s income in the last two years exceeded the loss incurred in 2008. Excluding this favorable tax adjustment, the ETR was 19.6 percent in 2010 compared to 31.6 percent in 2009. The 2010 rate was lower than the federal statutory rate of 35.0 percent due to the impact of favorable changes in book/tax differences on our valuation allowance prior to the year-end reversal and favorable settlements of state income tax examinations. The 2009 ETR was lower than the federal statutory rate of 35.0 percent due to the effect of certain book/tax differences on the valuation allowance including a tax accounting method change made in the third quarter of 2009.

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and our revolving credit facility. Working capital is needed to support store inventories and capital investments for new store openings and to maintain existing stores. Historically, our working capital needs are lowest in the first quarter and highest at the end of the third quarter and beginning of the fourth quarter as we build inventories for the holiday selling season.

As of January 28, 2012, we had $94.1 million in cash and cash equivalents and $91.4 million of borrowing availability under our Credit Agreement. We believe that we will continue to generate positive cash flows from operations on a full year basis. Internally generated cash, along with our available cash and borrowing capacity under the revolving credit agreement, will provide the means needed to fund our operations for the foreseeable future.

The following table presents cash flows data for fiscal 2011, fiscal 2010 and fiscal 2009 (in thousands):

Cash provided by (used in):	2011	2010	2009
Operating activities	$59,568	$49,632	$98,329
Investing activities	$(33,449)	$(29,550)	$(7,585)
Financing activities	$(12,237)	$(20,886)	$(98,672)

Cash provided by operating activities

Cash provided by operating activities increased $9.9 million to $59.6 million in 2011 compared to 2010 due to $21.0 million less cash used for inventories and accounts payable and $1.7 million more cash provided by other operating activities, offset by $12.8 million less cash provided by net income plus non-cash charges. Although inventories were lower at the end of this year compared to the end of last year, accounts payable was higher due to our lengthened vendor payment terms implemented during 2011 to be more consistent with industry practices.

Cash provided by operating activities decreased $48.7 million to $49.6 million in 2010 compared to 2009 primarily due to $12.6 million more cash used for inventories and accounts payable and $32.7 million less cash from income tax receivable/payable (including $24.6 million of net operating loss carry back refunds in 2009). Inventories at the end of 2010 were $14.2 million higher than at the end of 2009 primarily due to higher inventory balances in our warehouse and distribution centers. The timing of receipts and vendor payments increased accounts payable at the end of 2010 compared to the end of 2009.

Cash used in investing activities

Net cash used in investing activities was solely for capital expenditures. Capital expenditures in 2011 and 2010 include approximately $20 million and $19 million, respectively, for systems improvements, with the largest portion for our new merchandise information system. The remaining capital amounts are for opening and remodeling stores, including upgrades to fitting rooms, lighting, flooring and fixtures in approximately 40 stores in 2011. We also replaced our point-of-sale system hardware during 2011, primarily with assets acquired through capital leases.

We expect to invest approximately $36 million in capital expenditures in 2012, with $18 million for continuing information systems upgrades, and the remainder for new and relocated stores, store remodels and new fixtures. The cost of opening a new store ranges from $550,000 to $600,000 for fixtures, equipment, leasehold improvements and pre-opening costs (primarily advertising, stocking and training). Pre-opening costs are expensed at the time of opening. Initial inventory investment for a new store is approximately $800,000.

Cash used in financing activities

During 2011 we repurchased 1.7 million shares of our common stock at a cost of $12.1 million compared to 0.9 million shares at a cost of $7.1 million in 2010. Financing activities for 2010 also include $22.2 million for payment of a special dividend of $0.50 per share. There were no financing activities on our revolving credit agreement in 2011 or 2010, while 2009 included the repayment of borrowings.

In October 2011, we entered into an amended and restated revolving credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. The Credit Agreement provides for a $100 million senior secured revolving credit facility which can be increased to $150 million. The Credit Agreement matures on February 28, 2017. The amount available for borrowing was $91.4 million at January 28, 2012 and is based on 90% of eligible credit card receivables and inventories less reserves, as defined in the Credit Agreement. The amount available for borrowing represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $8.6 million. We did not use our revolving credit facility in 2011 or 2010, other than for outstanding letters of credit. We had no direct borrowings at January 28, 2012 and are in compliance with the terms of the Agreement.

Impact of Inflation

We have experienced merchandise price increases in the single-digit percentage range in 2011. Categories that are fashion-oriented and feature brand name and designer labels are showing little price sensitivity, while some basic categories are more negatively impacted. We expect that prices will continue to increase for the spring, but at a lower rate of increase than in 2011. To that end, we are reviewing all pricing decisions carefully for customer response and continue to work with our vendors who are optimizing design and fabrications to maintain key price points.

Contractual Obligations

The following table sets forth our contractual obligations at January 28, 2012 (in thousands):

	Total	Less than 1 Year	1 – 2 Years	3 – 5 Years	After 5 Years
Operating leases	$337,536	$73,956	$66,117	$136,562	$60,901
Capital leases	6,351	4,871	1,480	—	—
Purchase obligations (a)	90,425	90,425	—	—	—

Total	$434,312	$169,252	$67,597	$136,562	$60,901

(a)	Represent open purchase orders with vendors for merchandise not yet received and recorded on our Consolidated Balance Sheet.

The above table does not include long-term debt as we did not have any direct borrowings under our senior revolving credit facility at January 28, 2012. Other long-term liabilities on the balance sheet include the liability for unrecognized tax benefits, deferred compensation, deferred rent liability, postretirement benefit liability and other long-term liabilities that do not have specific due dates, so are excluded from the preceding table. Other long-term liabilities also include long-term store closing reserves, a component of which is future minimum payments under non-cancelable leases for closed stores. These future minimum lease payments for these closed stores total $3.3 million and are included in the above table.

Off-Balance Sheet Arrangements

We have outstanding standby letters of credit totaling $8.6 million securing certain insurance programs at January 28, 2012. If certain conditions were to occur under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, we do not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements that could affect our financial condition.

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

Retail Inventory Method and Inventory Valuation. Merchandise inventories are valued at the lower of average cost or market, on a first-in first-out basis, using the retail inventory method (“RIM”). RIM is an averaging method that is widely used in the retail industry. The use of RIM results in inventories being valued at the lower of cost or market as markdowns are taken as a reduction of the retail values of inventories.

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

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment charge is the excess of the carrying value of the asset over its fair value. Fair value, as used in our asset impairment calculations, is based on the best information available, including prices for similar assets. Impairment reviews are performed for individual stores during the fourth quarter, or more frequently should circumstances change. A significant change in cash flows could result in an increase in asset impairment charges. During 2011, we recorded $1.2 million in pre-tax asset impairment charges related to stores closed in 2011, stores closing in 2012 and certain other under-performing stores.

Store Closing Costs. We record costs associated with store closing activities when they are incurred, generally the cease-use date. Lease termination costs are recorded net of estimated sublease income that could reasonably be obtained for the properties. In the event we are not successful in subleasing closed store locations, additional store closing costs may be recorded. During 2011, we recorded $1.2 million in pre-tax store closing charges related to stores closed or relocated in 2011.

Insurance Reserves. We use a combination of insurance and self-insurance for various risks including workers’ compensation, general liability and associate-related health care benefits, a portion of which is paid by the covered employees. We are responsible for paying the claims that are less than the insured limits. The reserves recorded for these claims are estimated actuarially, based on claims filed and claims incurred but not reported. These reserve estimates are adjusted based upon actual claims filed and settled. The estimated accruals for these reserves could be significantly affected if future claims differ from historical trends and other actuarial assumptions. As of January 28, 2012 and January 29, 2011, insurance reserves of $16.5 million and $14.9 million, respectively, were included in Accrued expenses and other current liabilities. Historically, our actuarial estimates have not been materially different from actual results.

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

We perform a quarterly assessment of our net deferred tax assets to determine realization. During the fourth quarter of 2008, we established a valuation allowance against deferred tax assets due to a cumulative net loss on a three-year historical basis which is considered a significant factor that is difficult to overcome when determining if a valuation allowance is required per Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. Based on the return to profitability on a three-year historical basis, along with our expectation of future earnings, we reversed our remaining valuation allowance of $6.0 million in the fourth quarter of 2010. There was no valuation allowance required as of January 28, 2012 or January 29, 2011.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended ASC Topic 220, Comprehensive Income. The amended guidance requires most entities to present changes in net income and other comprehensive income in either a single statement of comprehensive income or two separate, but consecutive, statements. The objective of these amendments is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011, however early adoption is permitted. The adoption of this guidance will not have a material impact on our consolidated financial statements or disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through borrowings under our revolving credit facility which are at variable rates. The facility permits debt commitments up to $100 million, which can be increased to $150 million, has a February 2017 maturity date and bears interest at spreads over the prime rate and LIBOR. We had no borrowings under our revolving credit facility during 2011, other than fees charged by the lender and outstanding letters of credit.

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

None.

ITEM 9A.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Based on the evaluation discussed above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met. As noted below, material weaknesses in our internal control over financial reporting existed as of January 28, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2012. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was not effective as of January 28, 2012 due to the identification of two material weaknesses which related to our controls over communication of system incidents and credit card receivables.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be presented or detected on a timely basis.

The two material weaknesses identified were as follows:

1)	Information technology

We did not maintain effective controls related to communication of system incidents. Specifically, we determined that IT operations personnel followed protocols for issue resolution; however, because of the uniqueness and potential impacts of certain incidents, further escalation to the finance organization should have occurred. IT personnel did not notify the finance organization that historical records had been removed to free up system capacity and that certain transactions had been reprocessed. This prevented accounting personnel from identifying an error in the Perpetual System unit balances and analyzing the potential impact related to permanent markdowns on a timely basis. The above information technology control deficiency resulted in an adjustment in the third quarter to the cost of merchandise sold and inventory accounts by not recording all permanent markdowns actually taken.

2)	Credit card receivables

We did not maintain effective controls related to the reconciliations of credit card receivables accounts. Specifically, we determined the account reconciliations for credit card receivables were not designed to appropriately identify errors and the review of these reconciliations by management did not identify that certain reconciling items lacked sufficient support. This control deficiency resulted in an adjustment in the fourth quarter to the credit card receivables and selling, general and administrative expense by failing to correct errors in the account balance on a timely basis.

Additionally, these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies are material weaknesses in internal control over financial reporting as of January 28, 2012.

The effectiveness of the Company’s internal control over financial reporting as of January 28, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included on page F-1 herein.

Remediation Efforts to Address Material Weaknesses

Identified in the third quarter

Management first reported two material weaknesses in internal control over financial reporting on Form 10-Q during the quarter ended October 29, 2011 filed on December 22, 2011. These material weaknesses in our internal control over financial reporting related to inventory resulting from certain information technology issues, as described above, experienced in July 2011 and August 2011 resulting in the financial results reported as part of our initial earnings release on November 17, 2011 not reflecting the full amount of markdowns that were actually taken on our merchandise. The additional markdowns reduced gross margin and inventory by $2.2 million from the amounts initially reported for the third quarter. Understated markdowns in the second quarter were not material (approximately $0.1 million).

The following are the material weaknesses and status of remediation activities through January 28, 2012:

1)	Inventory Accounting

We did not maintain effective controls to verify the accuracy of the Perpetual System unit balances. Specifically, we did not review the reconciliation of the retail stock ledger (RSL) and Perpetual System inventory balances for the month ending July 30, 2011 and therefore did not detect the understatement of units in the Perpetual System and the resulting understatement of permanent markdowns on a timely basis.

During the fourth quarter, we added another level of review to the monthly reconciliation of the RSL and Perpetual System inventory balances. We tested the newly implemented control and found it to be effective and have concluded as of January 28, 2012, this material weakness has been remediated.

2)	Information Technology

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

We have made progress but have not yet completed remediation activities to address the information technology control weakness as follows:

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

Management anticipates that the above activities will be completed by the end of the first quarter of 2012 with testing of operating effectiveness to immediately follow. Additionally, we are reviewing the processes and controls for our new merchandise application systems to ensure that these legacy system issues will not reoccur.

Identified in the fourth quarter

Credit Card Receivables

During the fourth quarter of 2011, we identified a material weakness in our internal control over financial reporting related to credit card receivables resulting in an adjustment of $0.6 million to increase expense and decrease credit card receivables to correct the balances.

The following is the material weaknesses and status of remediation activities through January 28, 2012:

We did not maintain effective controls related to the reconciliations of credit card receivables accounts. Specifically, we determined the account reconciliations for credit card receivables were not designed to appropriately identify errors and the review of these reconciliations by management did not identify that certain reconciling items lacked sufficient support.

Planned remediation activities are as follows:

•	We are redesigning the account reconciliations for credit card receivables accounts to identify errors on a timely basis.

•	We are adding procedures to ensure reconciliations contain sufficient supporting documentation.

Management anticipates that the remediation activities above will be completed by the end of the first quarter of 2012 with testing of operating effectiveness to follow.

Changes in Internal Control Over Financial Reporting

As discussed above, there were changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 19, 2012 Annual Meeting of Stockholders.

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

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 19, 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 19, 2012 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 19, 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 19, 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements and exhibits are filed as part of this report or are incorporated herein as indicated.

1. List of Financial Statements

Page
Report of Independent Registered Certified Public Accounting Firm	F–1
Consolidated Balance Sheets	F–2
Consolidated Statements of Income	F–3
Consolidated Statements of Stockholders’ Equity	F–4
Consolidated Statements of Cash Flows	F–5
Notes to Consolidated Financial Statements	F–6

2. List of Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

3. List of Exhibits

See “Exhibit Index”, which is incorporated herein by reference.

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading. Additional information about the Company may be found elsewhere in this report and the Company’s other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

Unless otherwise indicated below, the Commission file number to the exhibit is No. 0-20052.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEIN MART, INC.

Date: April 12, 2012	By:	/s/ Jay Stein
Jay Stein
Chairman of the Board and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of April, 2012.

/s/ Jay Stein	/s/ Susan Falk
Jay Stein	Susan Falk
Chairman of the Board and Interim Chief Executive Officer	Director

/s/ John H. Williams, Jr.	/s/ Linda M. Farthing
John H. Williams, Jr.	Linda M. Farthing
Vice Chairman of the Board	Director

/s/ Gregory W. Kleffner	/s/ Mitchell W. Legler
Gregory W. Kleffner	Mitchell W. Legler
Executive Vice President and Chief Financial Officer	Director

/s/ Clayton E. Roberson, Jr.	/s/ Robert L. Mettler
Clayton E. Roberson, Jr.	Robert L. Mettler
Senior Vice President and Controller	Director

/s/ Ralph Alexander	/s/ Richard L. Sisisky
Ralph Alexander	Richard L. Sisisky
Director	Director

/s/ Alvin R. Carpenter	/s/ Martin E. Stein, Jr.
Alvin R. Carpenter	Martin E. Stein, Jr.
Director	Director

/s/ Irwin Cohen
Irwin Cohen
Director

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors

and Stockholders of Stein Mart, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity, and cash flows, present fairly, in all material respects, the financial position of Stein Mart, Inc. and its subsidiaries at January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to communication of system incidents and reconciliations of credit card receivables existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the January 28, 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Jacksonville, Florida

April 12, 2012

Stein Mart, Inc.

Consolidated Balance Sheets

(In thousands, except for share data)

	January 28, 2012	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$94,053	$80,171
Inventories	220,775	232,295
Prepaid expenses and other current assets	36,838	27,968

Total current assets	351,666	340,434
Property and equipment, net	104,141	79,964
Other assets	17,409	16,046

Total assets	$473,216	$436,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,063	$95,545
Accrued expenses and other current liabilities	72,731	72,587

Total current liabilities	178,794	168,132
Other liabilities	35,084	21,061

Total liabilities	213,878	189,193
COMMITMENTS AND CONTINGENCIES (Note 6 and 10)
Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 43,588,821 and 44,396,504 shares issued and outstanding, respectively	436	444
Additional paid-in capital	15,268	21,126
Retained earnings	245,053	225,225
Accumulated other comprehensive (loss) income	(1,419)	456

Total shareholders’ equity	259,338	247,251

Total liabilities and shareholders’ equity	$473,216	$436,444

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Income

(In thousands, except for per share amounts)

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010

Net sales	$1,160,367	$1,181,510	$1,219,109

Cost of merchandise sold	863,003	869,202	888,752

Gross profit	297,364	312,308	330,357

Selling, general and administrative expenses	289,114	288,208	313,703

Other income, net	24,007	29,430	18,405

Operating income	32,257	53,530	35,059

Interest expense, net	(286)	(338)	(650)

Income before income taxes	31,971	53,192	34,409

Income tax provision	(12,143)	(4,439)	(10,856)

Net income	$19,828	$48,753	$23,553

Net income per share:

Basic	$0.44	$1.10	$0.55

Diluted	$0.44	$1.08	$0.54

Weighted-average shares outstanding:

Basic	43,482	42,780	41,822

Diluted	43,721	43,592	43,082

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at January 31, 2009	42,656	$427	$9,986	$175,152	$785	$186,350

Comprehensive income:
Net income				23,553		23,553
Unrecognized postretirement plan adjustments, net of tax:
Actuarial gain					80	80
Transition obligation					(287)	(287)

Total comprehensive income						23,346

Common shares issued under stock option plan	104	1	760			761
Common shares issued under employee stock purchase plan	155	1	523			524
Reacquired shares	(13)	—	(123)			(123)
Forfeiture of restricted stock, net	(30)	—	—			—
Share-based compensation			4,610			4,610
Tax benefit from equity issuances			221			221

Balance at January 30, 2010	42,872	429	15,977	198,705	578	215,689

Comprehensive income:
Net income				48,753		48,753
Unrecognized postretirement plan adjustments, net of tax:
Actuarial loss					(138)	(138)
Transition obligation					16	16

Total comprehensive income						48,631

Common shares issued under stock option plan	912	9	737			746
Common shares issued under employee stock purchase plan	145	1	765			766
Reacquired shares	(871)	(8)	(7,094)			(7,102)
Issuance of restricted stock, net	1,339	13	(13)			—
Share-based compensation			3,759			3,759
Tax benefit from equity issuances			6,995			6,995
Cash dividends paid				(22,233)		(22,233)

Balance at January 29, 2011	44,397	444	21,126	225,225	456	247,251

Comprehensive income:
Net income				19,828		19,828
Unrecognized postretirement plan adjustments, net of tax:
Actuarial loss					(1,885)	(1,885)
Transition obligation					10	10

Total comprehensive income						17,953

Common shares issued under stock option plan	270	3	2,147			2,150
Common shares issued under employee stock purchase plan	112	1	740			741
Reacquired shares	(1,654)	(17)	(12,124)			(12,141)
Issuance of restricted stock, net	464	5	(5)			—
Share-based compensation			3,821			3,821
Tax deficiency from equity issuances			(437)			(437)

Balance at January 28, 2012	43,589	$436	$15,268	$245,053	$(1,419)	$259,338

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
Cash flows from operating activities:
Net income	$19,828	$48,753	$23,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,937	17,328	19,223
Share-based compensation	3,821	3,759	4,610
Store closing charges	793	3,128	2,658
Impairment of property and other assets	1,166	1,150	8,429
Deferred income taxes	12,766	10,679	2,558
Change in valuation allowance for deferred tax assets	—	(16,686)	(2,272)
Tax (deficiency) benefit from equity issuances	(437)	6,995	221
Excess tax benefits from share-based compensation	(375)	(6,937)	(166)
Changes in assets and liabilities:
Inventories	11,520	(14,170)	(10,986)
Prepaid expenses and other current assets	(12,173)	(2,675)	24,249
Other assets	(3,796)	(1,743)	2,461
Accounts payable	10,518	15,227	24,635
Accrued expenses and other current liabilities	(4,857)	(12,373)	7,994
Other liabilities	1,857	(2,803)	(8,838)

Net cash provided by operating activities	59,568	49,632	98,329

Cash flows from investing activities:
Capital expenditures	(33,449)	(29,550)	(7,585)

Cash used in investing activities	(33,449)	(29,550)	(7,585)

Cash flows from financing activities:
Borrowings under notes payable to banks	—	—	57,300
Repayments of notes payable to banks	—	—	(157,300)
Cash dividends paid	—	(22,233)	—
Capital lease payments	(3,362)	—	—
Excess tax benefits from share-based compensation	375	6,937	166
Proceeds from exercise of stock options and other	2,891	1,512	1,285
Repurchase of common stock	(12,141)	(7,102)	(123)

Net cash used in financing activities	(12,237)	(20,886)	(98,672)

Net increase (decrease) in cash and cash equivalents	13,882	(804)	(7,928)
Cash and cash equivalents at beginning of year	80,171	80,975	88,903

Cash and cash equivalents at end of year	$94,053	$80,171	$80,975

Supplemental disclosures of cash flow information:
Income taxes paid	$12,374	$9,580	$13,236
Property and equipment acquired through capital lease	9,713	—	—
Interest paid	337	388	683

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

1. Summary of Significant Accounting Policies and Other Information

As of January 28, 2012 we operated a chain of 262 retail stores in 29 states that offers the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries, Stein Mart Buying Corp. and Stein Mart Holding Corp.

Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts have been eliminated in consolidation.

Fiscal Year End. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2011, 2010 and 2009 ended on January 28, 2012, January 29, 2011 and January 30, 2010, respectively. Fiscal 2011, 2010 and 2009 included 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

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

Cash and Cash Equivalents. Cash and cash equivalents include primarily investments in money market funds. The money market fund investments are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $83.1 million at January 28, 2012 and $68.1 million at January 29, 2011.

Also included in cash and cash equivalents are cash on hand in the stores, deposits with banks and amounts due from credit card transactions with settlement terms of five days or less. Credit and debit card receivables included within cash were $8.5 million at January 28, 2012 and January 29, 2011.

Inventories. Merchandise inventories are valued at the lower of average cost or market, on a first-in first-out basis, using the retail inventory method (“RIM”). RIM is an averaging method that is widely used in the retail industry. The use of RIM results in inventories being valued at the lower of cost or market as markdowns are taken as a reduction of the retail values of inventories.

Vendor Allowances. We receive allowances from some of our vendors primarily related to markdown reimbursement, damaged/defective merchandise and vendor compliance issues. Vendor allowances are recorded when earned in accordance with Accounting Standards Codification (“ASC”) Topic 605-50, Revenue Recognition, Customer Payments and Incentives. Allowances received from vendors related to profitability of inventory recently sold are reflected as reductions to cost of merchandise sold in the later of the period that the merchandise markdown is incurred or the allowance is negotiated. Allowances received from vendors related to damaged/defective inventory are reflected as reductions to the cost of merchandise as it is received. Allowances received due to compliance issues (primarily violations of shipping and merchandise preparation requirements) are reflected as a reduction to the cost of the merchandise when negotiated.

Property and Equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of 3-10 years for fixtures, equipment and software and 5-10 years for leasehold improvements. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the lease. We capitalize costs associated with the acquisition or development of software for internal use. We only capitalize subsequent additions, modifications or upgrades to internal-use software to the extent that such changes increase functionality. We expense software maintenance and training costs as incurred.

Impairment of Long-Lived Assets. We follow the guidance in ASC Topic 360, Property, Plant and Equipment, which requires impairment losses to be recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment is the excess of the carrying value of the asset over its fair value. Fair value is based on the best information available, including prices for similar assets. Impairment reviews are performed for individual stores during the fourth quarter, or more frequently should circumstances change.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. See Note 3 for further discussion.

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

Assets and liabilities measured at fair value on a recurring basis include cash and cash equivalents. Assets and liabilities measured on a non-recurring basis include store related assets as used in our impairment calculations. See Note 3 for further discussion.

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

Comprehensive Income. Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that, under generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from net income. Accumulated other comprehensive (loss) income in 2011, 2010 and 2009 includes unrecognized actuarial (losses) gains and transition obligations related to our postretirement benefit plans. See Note 8 for further discussion.

Revenue Recognition. Revenue from sales of our merchandise is recognized at the time of sale, net of any returns, discounts and percentage-off coupons. Future merchandise returns are estimated based on historical experience. Sales tax collected from customers is not recognized as revenue and is included in Accrued expenses and other current liabilities until paid. Shoe sales are excluded from net sales, as the shoe department inventory is owned by a single supplier under a supply agreement. Our percentage of net revenue per the supply agreement is included in Other income, net in the Consolidated Statements of Income.

We offer electronic gift cards and electronic merchandise return cards to our customers. These cards do not have expiration dates. No revenue is recognized at the time gift cards are sold; rather, the issuance is recorded as a liability to customers. At the time merchandise return cards are issued for returned merchandise, the sale is reversed and the issuance is recorded as a liability to customers. These card liabilities are reduced and sales revenue is recognized when cards are redeemed for merchandise. Card liabilities are included within Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

During 2011 and 2010, we recognized $1.0 million and $10.3 million, respectively, of breakage income on unused gift and merchandise return cards. Results for 2010 includes a gain of $9.7 million to recognize cumulative breakage on unused gift and merchandise return cards since the inception of these programs. Breakage income is recognized when the likelihood of the card being redeemed by the customer is remote and we have determined that there is no legal obligation to remit card balances to relevant jurisdictions. Prior to the second quarter of 2010, we had not recognized breakage on card balances pending our final determination of the escheat laws applicable to our operations and historical redemption patterns. We follow the Redemption Recognition Method to account for breakage of unused cards where breakage is recognized as cards are redeemed for the purchase of merchandise based upon a historical breakage rate over

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

an estimated redemption period (60 months). Breakage income is recorded within Other income, net in the Consolidated Statements of Income.

Co-Brand Credit Card Program. In October 2011, we entered into an Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement (the “Agreement”) with GE Capital Retail Bank (“GE”). The Agreement amends the Co-Brand Credit Card Consumer Program Agreement, dated September 28, 2006 (the “Prior Agreement”), for our co-branded consumer credit card program (the “Co-Brand Program”). The Agreement provides for continuation of the Co-Brand Program and establishes a private label credit card (the “PLCC Program”) which will be offered to our customers beginning in the second quarter of 2012. The Co-Brand Program and PLCC Program are collectively referred to as the “Program”.

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

Consistent with the Prior Agreement, we account for this Agreement using the guidance of Staff Accounting Bulletin No. 104, Revenue Recognition, and ASC Topic 605-25, Revenue Recognition, Multiple-Element Arrangements. The current deliverables and consideration received from GE under the new Agreement related to the ongoing Co-Brand Program, and the accounting for such consideration, is consistent with the Prior Agreement, except that we are no longer receiving new account fees. New account fees were $2.7 million, $3.0 million and $3.2 million during fiscal 2011, 2010 and 2009, respectively. We are evaluating our accounting for the deliverables and related consideration for the PLCC Program which will be effective in the second quarter of 2012 when the PLCC Program is launched.

A summary of, and our accounting, for the consideration received in fiscal 2011 under the Agreement related to the Co-Brand Program is as follows:

•	The upfront signing fee we received is being amortized on a straight-line basis over the term of the Agreement with amortization being recorded in Other income.

•

A portion of the non-refundable new account acquisition fee (discontinued in October 2011) equal to the customer’s card-activation reward was deferred until such time that it was redeemed; the remainder was recognized in Other income when the account was activated.

•

Royalty fees received from the Bank are based on a percentage of cardholder purchases. Royalty fees are deferred as a reward liability (in Accrued expenses and other current liabilites) and are subsequently recognized as revenue when the reward is redeemed or upon expiration. The related cost of the reward is recognized when the reward is redeemed.

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

If any of the above criteria are not met, we consider the assets to be lessee assets, which are recorded as leasehold improvements in the balance sheet. Payments received from the lessor to fund any portion of the cost of lessee assets are accounted for as lease incentives. Assets considered to be lessor assets are not reflected in Property and equipment, net in the Consolidated Balance Sheets. To the extent that we paid for such lessor assets and were not reimbursed through construction allowances, such net payments are recorded as prepaid rent, which is amortized to rent expense over the lease term.

Advertising Expense. Advertising costs are expensed as incurred. Advertising expenses of $56.6 million, $53.8 million and $50.2 million are reflected in SG&A expenses in the Consolidated Statements of Income for 2011, 2010 and 2009, respectively.

Income Taxes. We follow the guidance in ASC Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance for amounts that do not satisfy required realization criteria. See Note 7 for further discussion.

Share-Based Compensation. We follow the guidance in ASC Topic 718, Stock Compensation, to record share-based compensation. Pursuant to the guidance, we recognize expense in the financial statements for the fair values of all share-based payments to employees over the employees’ requisite service periods.

Earnings Per Share (“EPS”). We follow the guidance of ASC Topic 260, Earnings Per Share, which clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share (“EPS”) under the two-class method. Our restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. Under the two-class method, EPS is computed by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period.

The following table presents the calculation of basic and diluted income per common share (shares in thousands):

	2011	2010	2009
Numerator:
Net income	$19,828	$48,753	$23,553
Income allocated to participating securities	533	1,492	511

Net income available to common shareholders	$19,295	$47,261	$23,042

Denominator:
Basic weighted-average shares outstanding	43,482	42,780	41,822
Incremental shares from share-based compensation plans	239	812	1,260

Diluted weighted-average shares outstanding	43,721	43,592	43,082

Net income per share:
Basic	$0.44	$1.10	$0.55
Diluted	$0.44	$1.08	$0.54

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Options and market-based performance shares to acquire approximately 1.1 million, 1.2 million and 1.2 million shares of common stock that were outstanding during 2011, 2010 and 2009, respectively, were not included in the computation of diluted net income per share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. Market-based performance shares were not included based on level of performance.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended ASC Topic 220, Comprehensive Income. The amended guidance requires most entities to present changes in net income and other comprehensive income in either a single statement of comprehensive income or two separate, but consecutive, statements. The objective of these amendments is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011, however early adoption is permitted. The guidance will not have a material impact on our consolidated financial statements or disclosures when adopted in the first quarter of 2012.

Reclassifications

Certain reclassifications have been made to the prior period Consolidated Balance Sheets, Consolidated Statements of Income and Statements of Cash Flows to conform to the 2011 presentation.

2. Correction of an Error

During the first quarter of 2011, we identified an error in our liability for credit card rewards earned under the Stein Mart MasterCard program. The error was the result of inaccuracies in data used to calculate breakage income for expired rewards during fiscal years 2008 through 2010 which overstated the rewards liability and understated income for those periods. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, we evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to any prior period. Further, we evaluated the materiality of the error on the results of operations for the first quarter of 2011, as well as results of operations for the full year, and concluded that although the error was quantitatively significant to the first quarter financial statements, it was not material to the full year or the trend of financial results. Accordingly, we corrected the error in the first quarter of 2011 by reducing accrued expenses and other current liabilities and increasing Other income by $2.0 million.

3. Property and Equipment, Net

Property and equipment, net consists of the following:

	January 28, 2012	January 29, 2011
Fixtures, equipment and software	$216,314	$199,118
Leasehold improvements	64,217	60,361

	280,531	259,479
Accumulated depreciation and amortization	(186,103)	(179,515)

	94,428	79,964
Assets under capital leases, net of accumulated amortization of $416	9,713	—

	$104,141	$79,964

Assets under capital leases are primarily point-of-sale and related store equipment. Depreciation and amortization expense for property and equipment totaled $17.8 million, $16.9 million and $18.9 million for 2011, 2010 and 2009, respectively.

During 2011, 2010 and 2009, we recorded net pre-tax asset impairment charges of $1.2 million, $1.2 million and $8.4 million, respectively, to reduce the carrying value of fixtures, equipment and leasehold improvements held for use and certain other assets in under-performing

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

or closing stores to their respective estimated fair value. The charges were higher in 2009 due to a greater number of stores with projected cash flows that did not support the carrying value of their long-lived assets and are included in SG&A expenses in the Consolidated Statements of Income.

Store assets are considered Level 3 assets in the fair value hierarchy as the inputs for calculating the fair value of these assets are based on the best information available, including prices for similar assets. In 2011, 2010 and 2009, store assets with a carrying value of $1.8 million, $1.2 million and $8.4 million were written down to their fair value of $0.6 million, $0 and $0.

4. Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows:

	January 28, 2012	January 29, 2011
Compensation and employee benefits	$21,505	$23,779
Unredeemed gift and returns cards	11,277	11,507
Property taxes	11,845	14,187
Other	28,104	23,114

	$72,731	$72,587

5. Revolving Credit Agreement

In October 2011, we entered into an amended and restated revolving credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. The Credit Agreement provides for a $100 million senior secured revolving credit facility which can be increased to $150 million. The Credit Agreement matures on February 28, 2017 and replaces our existing $150 million revolving credit facility which was to mature in early 2012. Borrowings under the Credit Agreement are based on and collateralized by eligible credit card receivables and inventory. Proceeds may be used for general corporate purposes, including issuing standby and commercial letters of credit.

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

The amount available for borrowing was $91.4 million at January 28, 2012 and is based on 90% of eligible credit card receivables and inventories less reserves, as defined in the Credit Agreement. The amount available for borrowing represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $8.6 million. The Credit Agreement contains customary affirmative and negative covenants, including limitations on granting of liens, certain investments, additional indebtedness, prepayments on indebtedness and disposition of inventory. We had no direct borrowings at January 28, 2012 and are in compliance with the terms of the Credit Agreement.

6. Leases and Commitments

We lease all of our retail stores, support facilities and certain equipment under operating leases. Our store leases are generally for 10 years with options to extend the lease term for two or more 5-year periods. Annual store rent is generally comprised of a fixed minimum amount plus a contingent amount based on a percentage of sales in excess of specified levels. Most store leases also require additional payments covering real estate taxes, common area costs and insurance.

Rent expense is as follows:

	2011	2010	2009
Minimum rentals	$75,605	$76,797	$80,724
Contingent rentals	1,014	1,015	430

	$76,619	$77,812	$81,154

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

At January 28, 2012, future contractual minimum lease payments under both operating and capital leases are:

	Operating	Capital	Total
2012	$73,956	$4,871	$78,827
2013	66,117	1,480	67,597
2014	55,822	—	55,822
2015	46,197	—	46,197
2016	34,543	—	34,543
Thereafter	60,901	—	60,901

Total	$337,536	$6,351	$343,887

Obligations under capital leases as of January 28, 2012 include a current portion of $4.9 million (recorded in Accrued expenses and other current liabilities) and a long-term portion of $1.5 million (recorded in Other liabilities). Interest rates on our capital leases are less than 0.1 percent.

7. Income Taxes

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

	January 28, 2012	January 29, 2011
Gross deferred tax assets:
Unredeemed gift and return card liabilities	$1,023	$998
Deferred rent liability	3,560	3,170
Deferred compensation liability	1,556	1,171
Insurance reserves	2,550	2,666
Share-based compensation	3,950	4,239
Store closing reserves	1,190	1,910
Other accrued liabilities	1,974	3,287
Unredeemed credit card awards	758	1,511
NOL and credit carry forwards	1,043	843
Other	213	215

Gross deferred tax assets	17,817	20,010

Gross deferred tax liabilities:
Inventory	3,958	2,808
Property and equipment	20,390	9,568
Prepaid items	1,021	1,470
Other assets	134	191

Gross deferred tax liabilities	25,503	14,037

Net deferred tax (liability) asset	$(7,686)	$5,973

As of January 28, 2012, the Company had net operating losses (“NOL”) carryforwards for state income tax purposes of $14.2 million that will begin to expire in 2018. In addition, the Company had tax credit carryforwards of $0.2 million for federal income tax purposes, which will begin to expire in 2031.

Deferred tax assets (liabilities) are reflected on the Consolidated Balance Sheets as follows:

	January 28, 2012	January 29, 2011
Current deferred tax assets (included in Other current assets)	$700	$4,003
Non-current deferred tax asset (included in Other assets)	—	1,970
Non-current deferred tax liabilities (included in Other liabilities)	(8,386)	—

Net deferred tax (liability) asset	$(7,686)	$5,973

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The components of income tax provision are as follows:

	2011	2010	2009
Current:
Federal	$(1,428)	$10,751	$10,209
State	805	(305)	361

	(623)	10,446	10,570

Deferred:
Federal	12,461	(4,727)	286
State	305	(1,280)	—

	12,766	(6,007)	286

Income tax provision	$12,143	$4,439	$10,856

During 2011, 2010 and 2009, we realized tax (deficiencies) benefits of $(0.4) million, $6.9 million and $0.2 million, respectively, related to share-based compensation plans that were recorded to additional paid-in-capital. The income tax provision differs from the amount of income tax determined by applying the statutory U.S. corporate tax rate to pre-tax amounts due to the following items:

	2011	2010	2009
Federal tax at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.4	1.0	3.8
Valuation allowance	—	(27.6)	(6.2)
Permanent differences and other	(1.4)	(0.1)	(1.0)

Income tax provision	38.0%	8.3%	31.6%

As of January 30, 2010, we had a valuation allowance on substantially all of our net deferred tax assets, established in 2008. During 2009, the reduction of the valuation allowance, based on realization of certain net deferred tax assets, favorably impacted the effective tax rate. During 2010, the reversal of the remaining valuation allowance, based on changes in forecasts of future earnings and a return to profitability on a three-year historical basis, also favorably impacted the effective tax rate. During 2011, there was no valuation allowance impact and as a result we returned to a normalized effective tax rate.

The following is a reconciliation of the change in the amount of unrecognized tax benefits from February 1, 2009 to January 28, 2012:

	2011	2010	2009
Beginning balance	$2,821	$5,151	$715
Increases due to:
Tax positions taken in prior years	1	297	4,292
Settlements with taxing authorities	—	12	1,498
Decreases due to:
Tax positions taken in prior years	—	(2,553)	(1,123)
Settlements with taxing authorities	(2,101)	—	—
Lapse of statute limitations	(72)	(86)	(231)

Ending balance	$649	$2,821	$5,151

As of January 28, 2012, the amount of unrecognized tax benefits (“UTBs”) that, if recognized, would affect the effective tax rate was $0.6 million. We recognize interest and penalties related to UTBs in income tax expense. During the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, we recognized approximately $0, $(0.7) million and $0.5 million in interest and penalties expense (income) related to UTBs. The total amount of accrued interest and accrued penalties related to UTBs as of January 28, 2012 and January 29, 2011 was $0.2 million and $0.3 million, respectively.

UTBs decreased in 2011 related primarily to settlements related to the completion of federal examinations for 2007 and 2008. UTBs decreased $2.5 million in 2010 related primarily to favorable settlements of state tax examinations and the resolution of protective federal credit claims filed for prior tax years. UTBs increased $4.3 million in 2009 related primarily to certain tax positions for income tax returns filed in 2009 and changes in judgment and estimates related to certain state income tax uncertainties due to changes in circumstances. In addition, the IRS completed its examination of our 2005 and 2006 federal income tax returns during 2009 and we settled with the IRS. This

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

settlement and the settlement of other state examinations resulted in net income tax refunds which increased the UTBs by approximately $1.5 million.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the tax years 2009 through 2011. The Company’s state tax returns are open to audit under similar statute of limitations for the tax years 2007 through 2011.

8. Employee Benefit Plans

We have a defined contribution retirement plan (a 401(k) plan) covering employees who are at least 21 years of age, have completed at least one year of service and who work at least 1,000 hours annually. Under the profit sharing portion of the plan, we can make discretionary contributions which vest at a rate of 20 percent per year after two years of service. During 2010 and 2011, we matched 50 percent of an employee’s voluntary pre-tax contributions up to a maximum of four percent of an employee’s compensation. Our matching portion vests in accordance with the plan’s vesting schedule. The Company match was suspended for 2009. Total Company contributions to the retirement plan, net of forfeitures, were $1.2 million for both 2011 and 2010.

We have an executive deferral plan providing officers, key executives and director-level employees with the opportunity to participate in an unfunded, deferred compensation program. Under the program, participants may defer up to 100% of their base salary and bonuses earned. During 2011, we matched contributions up to 10 percent of salary and bonus at a rate of 50 percent for officers and key executives and a rate of 25 percent for directors. If we had achieved the “target” performance level, as defined in our Management Incentive Plan for fiscal 2011, we would have matched contributions up to an additional 50 percent for officers and key executives and up to an additional 25 percent for directors. Our match was suspended for 2009 and 2010. A participant’s Company matching contributions and related investment earnings vest at 20% per year in each of years four through eight, at which time a participant is fully vested. The liability to the employees for amounts deferred was $2.9 million at January 28, 2012 and $2.7 million at January 29, 2011, and is included in Other liabilities in the Consolidated Balance Sheets. The expense for this plan, net of forfeitures, was $0.4 million in 2011, $0.2 million in 2010 and $0.1 million in 2009.

We have an executive split-dollar life insurance plan wherein officers, key executives and director-level employees are provided with pre-retirement life insurance protection based upon three to five times base salary. Upon retirement, the executive is provided with life insurance protection based upon one and one-half to two and one-half times final base salary. The postretirement benefit liability pertaining to these life insurance benefits was $9.2 million and $6.3 million at January 28, 2012 and January 29, 2011, respectively, and is classified in Other liabilities. Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets at January 28, 2012 and January 29, 2011 includes $(1.2) million and $0.6 million related to actuarial (losses) gains of this plan. The expense recorded in net income for this plan was $1.4 million in 2011 and $1.1 million in both 2010 and 2009.

In connection with the executive deferral and executive split-dollar life insurance plans, whole life insurance contracts were purchased on the related participants. At January 28, 2012 and January 29, 2011, the cash surrender value of these policies was $14.1 million and $11.9 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

We have a noncontributory executive retiree medical plan wherein eligible retired executives may continue their pre-retirement medical, dental and vision benefits through age 65. The postretirement benefit liability was $0.4 million at January 28, 2012 and January 29, 2011. Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets includes $(0.2) million for this plan at January 28, 2012 and January 29, 2011. The expense recorded in net income for 2010 and 2011 was immaterial.

9. Shareholders’ Equity

Dividend

On November 10, 2010, the Board of Directors declared a special cash dividend of $0.50 per common share that was paid on December 22, 2010 to shareholders of record on December 8, 2010. There were no cash dividends declared or paid in fiscal 2011.

Stock Repurchase Plan

During 2011, 2010 and 2009, we repurchased 1,653,841 shares, 870,531 shares and 13,154 shares of our common stock in the open market at a total cost of $12.1 million, $7.1 million and $0.1 million, respectively. Stock repurchases were for taxes due on the vesting of employee stock awards and during 2011 included 1,566,910 shares purchased on the open market under a Board of Directors authorized plan. On June 14, 2011, the Board of Directors approved an increase of 2.5 million shares in the number of shares of the Company’s stock which the Company would be authorized to re-purchase. As of January 28, 2012, there are 1,465,619 shares which can be repurchased pursuant to the Board of Directors’ current authorization.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “Stock Purchase Plan”) whereby all employees who complete six months employment and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan may purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s stock determined at either the beginning or the end of each semi-annual option period. Shares eligible under the Stock Purchase Plan, which is effective for the years 1997 through 2015, are limited to 2.8 million shares in the aggregate, with no more than 200,000 shares being made available in each calendar year, excluding carryover from previous years. In 2011, 2010 and 2009, the participants acquired 112,139 shares, 145,395 shares and 154,895 shares of common stock at weighted-average per share prices of $6.61, $5.27 and $3.38, respectively. The fair value of Stock Purchase Plan shares was estimated using the Black-Scholes call option value method with the following weighted-average assumptions for 2011: expected volatility of 42.2%, expected dividend yield of 0%, a risk-free interest rate of 0.2%, a present-value discount factor of 1.0% and an expected term of six months. Share-based compensation expense for the Stock Purchase Plan was $0.3 million in 2011, 2010 and 2009, respectively.

Omnibus Plan

Our Omnibus Plan provides that shares of common stock may be granted to certain key employees and outside directors through non-qualified stock options, incentive stock options, stock appreciation rights, performance awards, restricted stock, or any other award made under the terms of the plan. The Board of Directors, or its delegated authority, determines the exercise price and all other terms of all grants. The shares will be issued from authorized and unissued shares of our common stock. Expired and forfeited awards become available for re-issuance. Vesting and exercise are contingent on continued employment.

The following table presents the number of awards authorized and available for grant under the Omnibus Plan at January 28, 2012 (shares in thousands):

Shares
Total awards authorized	10,500
Awards available for grant	5,678

Stock Options

In accordance with the Omnibus Plan, the exercise price of an option cannot be less than the fair value on the grant date. In general, one-third of the awards granted become exercisable on each of the third, fourth and fifth anniversary dates of grant and the awards expire seven years after the date of grant.

A summary of stock option information for the year ended January 28, 2012 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 29, 2011	1,985	$9.74
Granted	30	8.12
Exercised	(279)	8.00
Cancelled or forfeited	(710)	7.06

Outstanding at January 28, 2012	1,026	$12.02	2.2 years

Exercisable stock options at January 28, 2012	860	$12.56	1.7 years

The aggregate intrinsic value of outstanding and exercisable stock options, representing the excess of our closing stock price on January 27, 2012 ($7.35 per share) over the exercise price, multiplied by the applicable number of in-the-money options, was $0.4 million. This amount changes based on the fair market value of our common stock. There were 0.1 million in-the-money options outstanding at January 28, 2012.

As of January 28, 2012, there was $0.3 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.1 years using the mid-point method. The weighted-average grant-date fair value of options granted was $4.36, $5.78, and $6.71 during 2011, 2010, and 2009, respectively. The total intrinsic value of stock options exercised was $0.6 million, $7.9 million, and $0.4 million during 2011, 2010 and 2009, respectively. The total tax benefit realized from the exercise of stock options was $0.1 million, $2.6 million, and $0.1 million during 2011, 2010 and 2009, respectively.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The fair value of each stock option granted during 2011, 2010 and 2009 was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: expected volatility of 69.7%, 73.3% and 66.1%, respectively, expected dividend yield of 0% for all three years, a risk-free interest rate of 1.9%, 2.3% and 2.8%, respectively, and an expected option term of 4.1 years, 5.2 years and 6.0 years, respectively. The expected volatility is based on the historical volatility of our stock prices over assumed expected terms. The risk-free interest rate is estimated from yields of U.S. Treasury instruments of varying maturities with terms consistent with the expected terms of the options. The expected term of an option is calculated from a lattice model using historical employee exercise data.

In December 2010, as a result of paying a special cash dividend, all outstanding stock options were modified to decrease the exercise price in order to maintain the original grant fair value. No incremental stock compensation expense resulted from the modification.

Restricted Stock and Performance Share Awards

We have issued restricted stock and performance share awards to eligible employees and directors through the Omnibus Plan. All restricted stock awards have restriction periods tied primarily to employment, and all performance share awards have vesting tied to internal or market-based performance and service. Shares awarded under the Omnibus Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. Vesting for most awards is based on the service period and vesting generally occurs between two and three years following the date of grant. Unvested shares are forfeited upon termination of employment. The total value of share-based compensation expense for restricted stock and performance share awards is based on the closing price of our common stock on the date of grant, except for market-based performance shares. During 2011, we granted 352,000 performance shares for which the value was determined by using a Monte-Carlo simulation model. Performance share awards provide the right to receive a share award at the end of a specified period which a performance goal has been established.

The following table summarizes non-vested stock activity for the year ended January 28, 2012 (shares in thousands):

	Restricted Stock Awards		Performance Share Awards
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 29, 2011	611	$8.62	523	$9.55
Granted	453	8.87	352	11.37
Vested	(182)	7.10	(117)	9.53
Cancelled or forfeited	(106)	10.19	(193)	10.44

Non-vested at January 28, 2012	776	$8.90	565	$10.46

Total unrecognized compensation cost	$3,877		$3,429
Weighted-average expected life remaining	1.3 years		0.9 years

The total fair value of restricted stock vested was $1.3 million, $2.2 million and $0.9 million for 2011, 2010, and 2009, respectively. The total fair value of performance awards vested was $1.1 million, $2.1 million and $0 for 2011, 2010, and 2009, respectively.

Share-Based Compensation Expense

For the years ended January 28, 2012, January 29, 2011 and January 30, 2010, pre-tax share-based compensation expense was recorded as follows:

	2011	2010	2009
Cost of merchandise sold	$2,552	$2,606	$2,951
Selling, general and administrative expenses	1,269	1,177	1,659

Total share-based compensation expense	$3,821	$3,783	$4,610

The total tax benefit recognized in the Consolidated Statements of Income was $1.5 million in both 2011 and 2010, respectively. There was no tax benefit recognized in 2009 due to the valuation allowance against deferred tax assets in that year.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

10. Contingencies

We are involved in various routine legal proceedings incidental to the conduct of our business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

11. Store Closing Charges

We close under-performing stores in the normal course of business. We closed 5 stores during both 2011 and 2010 and 11 stores during 2009 incurring pre-tax lease termination and severance costs. Lease termination costs are net of estimated sublease income that could reasonably be obtained for the properties. In the event we are not successful in subleasing closed store locations when management expects, additional reserves for store closing costs may be recorded. During 2011, 2010 and 2009, we recorded net pre-tax charges of $1.2 million, $1.9 million and $2.7 million, respectively, for store closing charges, including adjustments to previously recorded store closing reserves for changes in estimated sublease income. Fiscal 2010 net store closing charges include an offsetting $1.2 million gain on a lease buyout by a landlord for the early termination of a lease. Store closing charges are included in SG&A expenses in the Consolidated Statements of Income.

The following tables show the activity in the store closing reserve:

	Lease- Related	Severance	Total
Balance at January 31, 2009	$5,040	$185	$5,225
Charges	2,089	569	2,658
Payments	(2,759)	(705)	(3,464)

Balance at January 30, 2010	4,370	49	4,419
Charges	2,887	241	3,128
Payments	(2,296)	(256)	(2,552)

Balance at January 29, 2011	4,961	34	4,995
Charges	663	130	793
Payments	(2,532)	(164)	(2,696)

Balance at January 28, 2012	$3,092	$—	$3,092

The store closing reserve at January 28, 2012, January 29, 2011 and January 30, 2010 includes a current portion (in Accrued expenses and other current liabilities) of $1.6 million, $2.3 million and $1.8 million, respectively, and a long-term portion (in Other liabilities) of $1.5 million, $2.7 million and $2.6 million, respectively.

12. Sales by Major Merchandise Category

We are a single business segment. The following table summarizes sales by major merchandise category:

	2011	2010	2009
Ladies’ apparel and accessories	$731,451	$746,886	$778,410
Men’s apparel and accessories	255,927	259,016	263,059
Home	135,122	137,706	138,987
Other	37,867	37,902	38,653

Net sales	$1,160,367	$1,181,510	$1,219,109

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

13. Quarterly Results of Operations (Unaudited)

Year Ended January 28, 2012	13 Weeks Ended April 30, 2011	13 Weeks Ended July 30, 2011	13 Weeks Ended Oct. 29, 2011	13 Weeks Ended Jan. 28, 2012
Net sales	$303,546	$270,167	$258,520	$328,134
Gross profit	89,920	65,371	59,256	82,817
Net income (loss)	15,900	1,316	(3,106)	5,718
Basic income (loss) per share	$0.35	$0.03	$(0.07)	$0.13
Diluted income (loss) per share	$0.35	$0.03	$(0.07)	$0.13

Year Ended January 29, 2011	13 Weeks Ended May 1, 2010	13 Weeks Ended July 31, 2010	13 Weeks Ended Oct. 30, 2010	13 Weeks Ended Jan. 29, 2011
Net sales	$300,998	$275,955	$267,887	$336,670
Gross profit	87,503	69,104	68,025	87,676
Net income	14,348	11,289	4,295	18,821
Basic income per share	$0.33	$0.26	$0.10	$0.42
Diluted income per share	$0.32	$0.25	$0.10	$0.42

The sum of the quarterly per share amounts may not equal the annual amount because income per share is calculated independently for each quarter.

14. Related Party Transactions

One of our directors is the majority shareholder of the legal firm that is the Company’s general counsel. The amounts paid for these services are competitive with amounts that would be paid to a third party for similar sevices. Legal fees associated with these services were $0.2 million for 2011, 2010 and 2009. In addition, the director also participated in our 2011, 2010 and 2009 Incentive Plans related to his role as general counsel to the Company.

We leased three locations in 2011 and 2010 and four locations in 2009 from a company for which one of our directors is Chairman and Chief Executive Officer. We paid approximately $0.8 million in base rent for 2011 and 2010 and $1.1 million in 2009. The amounts paid for leased space and other lease-related services are competitive with amounts that would be paid to a third party to lease similar space.

EXHIBIT INDEX

3.1	Articles of Incorporation of Stein Mart, Inc., incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

3.2	Bylaws of Stein Mart, Inc., amended September 8, 2003, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

4.1	Provisions of the Articles of Incorporation and Bylaws of Stein Mart, Inc. defining rights of shareholders of Common Stock of Stein Mart, Inc., incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 30, 2000

4.2	Form of stock certificate for Common Stock, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

4.3	Amended and Restated Stein Mart, Inc. Employee Stock Purchase Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 26, 2009

10.1*	Form of Director’s and Officer’s Indemnification Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.2*	Form of Non-Qualified Stock Option Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.3*	Form of Incentive Stock Option Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.4*	Form of Option Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on August 7, 2001

10.5	Form of Option Award Agreement for Non-Employee Directors, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on August 7, 2001

10.6*	Form of Restricted Share Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

10.7*	Form of Performance Share Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended October 28, 2006

10.8	Profit Sharing Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.9*	PPO Executive Plan for Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 1, 2010

10.10*	Director Stock Option Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.11*	Executive Split Dollar Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 1, 2000

10.12*	Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on August 7, 2001

10.13*	First Amendment to Stein Mart, Inc. 2001 Omnibus Plan, dated December 12, 2006, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 3, 2007

10.14*	Stein Mart, Inc. 2001 Omnibus Plan as Amended and Restated Effective June 14, 2011, incorporated by reference to the Company’s Form 8-K filed on June 15, 2011

10.15*	Executive Deferral Plan, amended November 1, 2002, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

10.16*	Management Incentive Compensation Plan, amended June 6, 2006, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended July 29, 2006

10.17*	Management Incentive Compensation Plan, amended and restated effective February 1, 2009, incorporated by reference to the Company’s Proxy Statement filed on April 22, 2009

10.18*	Option Award Agreement, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, dated August 27, 2007, between Stein Mart, Inc. and Linda McFarland Farthing, incorporated by reference to the Company’s Form 8-K filed on August 31, 2007

10.19*	Employment Agreement, dated December 2, 2008, between Stein Mart, Inc. and David H. Stovall, Jr., incorporated by reference to the Company’s Form 8-K filed on December 8, 2008

10.20*	Option Award Agreement, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, dated December 5, 2008, between Stein Mart, Inc. and David H. Stovall, Jr., incorporated by reference to the Company’s Form 8-K filed on December 8, 2008

10.21*	Separation Agreement and Release, dated September 16, 2011, between Stein Mart, Inc. and David H. Stovall, Jr., incorporated by reference to the Company’s Form 8-K/A filed on October 14, 2011

10.22*	Employment Agreement, dated March 5, 2010, between Stein Mart, Inc. and Brian R. Morrow, incorporated by reference to the Company’s Form 8-K/A filed on March 11, 2010

10.23*	Employment Agreement, dated May 18, 2010, between Stein Mart, Inc. and Gary L. Pierce, incorporated by reference to the Company’s Form 8-K filed on May 21, 2010

10.24*	Employment Agreement, dated July 31, 2011, between Stein Mart, Inc. and Gregory W. Kleffner, incorporated by reference to the Company’s Form 8-K filed on August 3, 2011

10.25*	Employment Agreement, dated September 15, 2011, between Stein Mart, Inc. and David H. Hawkins, incorporated by reference to the Company’s Form 8-K filed on September 19, 2011

10.26	Loan and Security Agreement dated July 18, 2003, among Stein Mart, Inc., Wachovia Bank, National Association and Fleet Retail Finance, Inc. as Co-Arrangers, Congress Financial Corporation (Florida) as Administrative and Collateral Agent, General Electric Capital Corporation as Documentation Agent and the Lenders (as such terms are defined in the Credit Agreement), incorporated by reference to the Company’s Form 10-Q for the quarterly period ended August 2, 2003

10.27	Amendment No. 1 to Loan and Security Agreement dated January 11, 2006 between Stein Mart, Inc. and Wachovia Bank, National Association (successor to Congress Financial Corporation), incorporated by reference to the Company’s Form 8-K filed on January 17, 2006

10.28	Amended and Restated Credit Agreement dated as of October 28, 2011 among Stein Mart, Inc., Wells Fargo Bank, National Association as Administrative Agent, Collateral Agent, Swing Line Lender and LC Issuer, and Wells Fargo Capital Finance LLC as Sole Lead Arranger and Sole Bookrunner, incorporated by reference to the Company’s
Form 10-Q for the quarterly period ended October 29, 2011

10.29	Amended and Restated Supply Agreement, dated May 30, 2006, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 8-K filed on June 5, 2006

10.30	First Amendment to Amended and Restated Supply Agreement, dated August 26, 2008, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 1, 2008

10.31	Co-Brand Credit Card Consumer Program Agreement by and between Stein Mart, Inc. and GE Money Bank, dated September 28, 2006, incorporated by reference to the Company’s Form 8-K filed on October 4, 2006

10.32	Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement by and between Stein Mart, Inc. and GE Capital Retail Bank, dated as of October 3, 2011, incorporated by reference to the Company’s
Form 10-Q for the quarterly period ended October 29, 2011

10.33	Law Firm Engagement Agreement with Stein Mart, Inc. dated June 8, 2011, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended April 30, 2011

23.1	Consent of PricewaterhouseCoopers LLP (filed herein)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

101	Interactive data files from Stein Mart, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

*	Management contract or compensatory plan or arrangements.