Form 10-Q/A
period 2011-10-29
STEIN MART INC
filed 2012-06-06
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Stein Mart, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2011 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “Commission”) on December 22, 2011. The purpose of this Amendment is to refile Exhibit 10.1 that was originally filed with the Form 10-Q to conform such exhibit to respond to comments received from the staff of the Commission on the confidential treatment request filed by the Company with respect to Exhibit 10.1. Confidential Treatment has been requested for certain portions of this agreements. Omitted portions have been filed separately with the Commission.

This Amendment contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page, Exhibit 10.1, as amended and Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6.	EXHIBITS

10.1*	Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement by and between Stein Mart, Inc. and GE Capital Retail Bank, dated as of October 3, 2011

10.2**	Amended and Restated Credit Agreement dated as of October 28, 2011 among Stein Mart, Inc., Wells Fargo Bank, National Association as Administrative Agent, Collateral Agent, Swing Line Lender and LC Issuer, and Wells Fargo Capital Finance LLC as Sole Lead Arranger and Sole Bookrunner

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1***	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2****	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101*****	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

*	Filed herewith.
**	Previously filed on December 22, 2011 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011.
***	Previously filed on December 22, 2011 as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011.
****	Previously filed on December 22, 2011 as Exhibit 32.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011.
*****	Previously furnished on December 22, 2011 as Exhibit 101 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: June 6, 2012	By:	/s/ Jay Stein
Jay Stein
Chairman of the Board and Interim Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer

4