Form 10-Q
period 2012-04-28
STEIN MART INC
filed 2012-06-06
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

or

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

The number of shares outstanding of the Registrant’s common stock as of May 31, 2012 was 43,633,196.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share data)

	April 28, 2012	January 28, 2012	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$116,723	$94,053	$94,163
Inventories	267,019	220,775	258,804
Prepaid expenses and other current assets	26,895	36,838	23,250

Total current assets	410,637	351,666	376,217
Property and equipment, net	104,353	104,141	81,072
Other assets	17,551	17,409	14,992

Total assets	$532,541	$473,216	$472,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,650	$106,063	$117,039
Accrued expenses and other current liabilities	79,499	72,731	68,194

Total current liabilities	229,149	178,794	185,233
Other liabilities	34,377	35,084	20,949

Total liabilities	263,526	213,878	206,182
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 43,295,411, 43,588,821 and 44,659,326 shares issued and outstanding, respectively	433	436	447
Additional paid-in capital	13,107	15,268	24,071
Retained earnings	256,885	245,053	241,125
Accumulated other comprehensive (loss) income	(1,410)	(1,419)	456

Total shareholders’ equity	269,015	259,338	266,099

Total liabilities and shareholders’ equity	$532,541	$473,216	$472,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
Net sales	$303,392	$303,546
Cost of merchandise sold	216,163	213,626

Gross profit	87,229	89,920
Selling, general and administrative expenses	71,349	71,936
Other income, net	4,538	8,316

Operating income	20,418	26,300
Interest expense, net	(46)	(85)

Income before income taxes	20,372	26,215
Provision for income taxes	8,540	10,315

Net income	$11,832	$15,900

Net income per share:
Basic	$0.27	$0.35

Diluted	$0.27	$0.35

Weighted-average shares outstanding:
Basic	42,712	43,851

Diluted	42,752	44,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
Net income	$11,832	$15,900
Other comprehensive income, net of tax:
Actuarial gain (loss)	7	(2)
Change in transition obligation	2	2

Comprehensive income	$11,841	$15,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
Cash flows from operating activities:
Net income	$11,832	$15,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,252	4,286
Share-based compensation	729	914
Store closing charges	146	143
Deferred income taxes	(127)	4,595
Tax (deficiency) benefit from equity issuances	(667)	80
Excess tax benefits from share-based compensation	(33)	(124)
Changes in assets and liabilities:
Inventories	(46,244)	(26,509)
Prepaid expenses and other current assets	9,243	1,575
Other assets	(272)	(501)
Accounts payable	43,587	21,494
Accrued expenses and other current liabilities	7,232	(4,444)
Other liabilities	723	(71)

Net cash provided by operating activities	31,401	17,338

Cash flows from investing activities:
Net acquisition of property and equipment	(5,123)	(5,424)

Net cash used in investing activities	(5,123)	(5,424)

Cash flows from financing activities:
Capital lease payments	(1,415)	—
Excess tax benefits from share-based compensation	33	124
Proceeds from exercise of stock options and other	13	2,009
Repurchase of common stock	(2,239)	(55)

Net cash (used in) provided by financing activities	(3,608)	2,078

Net increase in cash and cash equivalents	22,670	13,992
Cash and cash equivalents at beginning of year	94,053	80,171

Cash and cash equivalents at end of period	$116,723	$94,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEIN MART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair statement have been included. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended January 28, 2012.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The amended guidance requires most entities to present changes in net income and other comprehensive income in either a single statement of comprehensive income or two separate, but consecutive, statements. The objective of these amendments is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. We adopted this guidance in the first quarter of fiscal 2012 and have included the addition of the Condensed Consolidated Statements of Comprehensive Income in our financial statements.

Reclassifications

Certain reclassifications have been made to the prior period Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows to conform to the 2012 presentation.

2.	Correction of an Error

During the quarter ended April 30, 2011, we identified an error in our liability for credit card rewards earned under the Stein Mart MasterCard program. The error was the result of inaccuracies in data used to calculate breakage income for expired rewards during fiscal years 2008 through 2010 which overstated the rewards liability and understated income for those periods. We corrected the error in the quarter ended April 30, 2011 by reducing Accrued expenses and other current liabilities and increasing Other income by $2.0 million.

3.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have money market fund investments classified as cash equivalents which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $88.1 million at April 28, 2012, $83.1 million at January 28, 2012 and $78.1 million at April 30, 2011.

4.	Revolving Credit Agreement

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

The amount available for direct borrowing was $91.6 million at April 28, 2012 and is based on 90% of eligible credit card receivables and inventories less reserves, as defined in the Credit Agreement. The amount available for borrowing represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $8.4 million. The Credit Agreement contains customary affirmative and negative covenants, including limitations on granting of liens, certain investments, additional indebtedness, prepayments on indebtedness and disposition of inventory. We had no direct borrowings at April 28, 2012 and are in compliance with the terms of the Credit Agreement.

5.	Income Taxes

The effective tax rate for the first quarter of 2012 and 2011 was 41.9 percent and 39.3 percent, respectively. The effective tax rates for the first quarter of fiscal 2012 and 2011 are higher than the statutory rate due primarily to the impact of non-deductible expenses related to post-retirement benefit costs.

The accompanying notes are an integral part of these condensed consolidated financial statements.

6.	Shareholders’ Equity

Stock Repurchase Plan

During the first quarter of 2012, we repurchased 347,317 shares of our common stock at a total cost of $2.2 million. Repurchases during the first quarter of 2011 were immaterial.

Share-Based Compensation

For the 13 weeks ended April 28, 2012 and April 30, 2011, pre-tax share-based compensation expense was recorded as follows:

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
Cost of merchandise sold	$423	$607
Selling, general and administrative expenses	306	307

Total share-based compensation expense	$729	$914

7.	Earnings Per Share

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

The following table presents the calculation of basic and diluted income per common share (shares in thousands):

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
Numerator:
Net income	$11,832	$15,900
Income allocated to participating securities	271	393

Net income available to common stockholders	$11,561	$15,507

Denominator:
Basic weighted-average shares outstanding	42,712	43,851
Incremental shares from share-based compensation plans	40	335

Diluted weighted-average shares outstanding	42,752	44,186

Net income per share:
Basic	$0.27	$0.35
Diluted	$0.27	$0.35

Options and market-based performance shares to acquire approximately 0.9 million and 1.1 million shares of common stock that were outstanding during the first quarters of 2012 and 2011, respectively, were not included in the computation of diluted net income per share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. Market-based performance shares were not included based on level of performance.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEIN MART, INC.

ITEM 2. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the matters discussed in “Item A. Risk Factors” of our Form 10-K for the fiscal year ended January 28, 2012. Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are no guarantees of performance.

Overview

Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions. Our annual report on Form 10-K for the fiscal year ended January 28, 2012 provides additional information about our business and operations.

Financial Overview for the First Quarter of 2012

•	Sales were $303.4 million, a slight decrease from $303.5 million in the first quarter of 2011.
•	Comparable store sales decreased 0.4 percent compared to the first quarter of 2011.
•	Net income was $11.8 million or $0.27 per diluted share compared to net income of $15.9 million or $0.35 per diluted share in 2011.
•	The effective tax rate was 41.9 percent compared to 39.3 percent for the first quarter of 2011.
•	Cash at the end of the quarter was $116.7 million compared to $94.2 million at the end of the first quarter last year, and we have no debt.

Stores

There were 263 stores open as of April 28, 2012 and 262 stores open as of April 30, 2011.

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
Stores at beginning of period	262	264
Stores opened during the period	2	—
Stores closed during the period	(1)	(2)

Stores at the end of period	263	262

Results of Operations

The following table sets forth each line item of the Condensed Consolidated Statements of Income expressed as a percentage of our net sales (numbers may not add due to rounding):

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
Net sales	100.0%	100.0%
Cost of merchandise sold	71.2	70.4

Gross profit	28.8	29.6
Selling, general and administrative expenses	23.5	23.7
Other income, net	1.5	2.7

Income from operations	6.7	8.6
Interest expense, net	—	—

Income before income taxes	6.7	8.6
Provision for income taxes	2.8	3.4

Net income	3.9%	5.2%

Quarter Ended April 28, 2012 Compared to the Quarter ended April 30, 2011

Net Sales. The following table provides net sales for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 (dollar amounts in thousands):

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011	Decrease
Net sales	$303,392	$303,546	$(154)
Sales percent decrease:
Total net sales			(0.1)%
Comparable store sales			(0.4)%

The comparable store sales decrease was driven by number of transactions, average units per transaction and average unit retail prices which were essentially flat to last year.

Gross Profit. The following table compares gross profit for the first quarter of fiscal 2012 to the first quarter of fiscal 2011 (dollar amounts in thousands):

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011	Decrease
Gross profit	$87,229	$89,920	$(2,691)
Percentage of net sales	28.8%	29.6%	(0.8)%

Gross profit as a percent of sales decreased as a result of lower mark-on and slightly higher occupancy and buying costs, partially offset by lower mark-downs. Mark-on and mark-downs were lower due to selectively lowering prices on certain merchandise and decreasing use of coupons.

Selling, General and Administrative Expenses. The following table compares SG&A expenses for the first quarter of fiscal 2012 to the first quarter of fiscal 2011 (dollar amounts in thousands):

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011	Decrease
Selling, general and administrative expenses	$71,349	$71,936	$(587)
Percentage of net sales	23.5%	23.7%	(0.2)%

The decrease in SG&A expense was due primarily to lower advertising and credit card interchange fees partially offset by higher depreciation and compensation costs.

Other income, net. The following table compares other income, net, for the first quarter of fiscal 2012 to the first quarter of fiscal 2011 (dollar amounts in thousands):

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011	Decrease
Other income, net	$4,538	$8,316	$(3,778)

The decrease in other income, net, was due to lower credit card income from our credit card agreement with GE Capital Retail Bank and lower magazine program income as we are phasing out this program. In addition, other income for the first quarter of 2011 includes a pre-tax gain of $2.0 million to correct an error in our liability for credit card rewards.

Income Taxes. The following table compares income tax expense for the first quarter of fiscal 2012 to the first quarter of fiscal 2011 (dollar amounts in thousands):

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011	(Decrease) Increase
Income tax expense	$8,540	$10,315	$(1,775)
Effective tax rate	41.9%	39.3%	2.6%

The effective tax rates for the first quarter of fiscal 2012 and 2011 are higher than the statutory rate due primarily to the impact of non-deductible expenses related to post-retirement benefit costs.

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and a $100 million revolving credit facility with Wells Fargo Bank, N.A. Working capital is needed to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our working capital needs are lowest in the first quarter and highest at the end of the third quarter and beginning of the fourth quarter as we build inventories for the holiday selling season. As of April 28, 2012, we had cash and cash equivalents of $116.7 million and no direct borrowings under our revolving credit facility.

Net cash provided by operating activities was $31.4 million for the first quarter of fiscal 2012 compared to net cash provided by operating activities of $17.3 million for the first quarter of fiscal 2011. Cash provided by operating activities increased due to operating income and changes in working capital. Cash provided by operating activities for the first quarter of fiscal 2012 includes an income tax refund of approximately $6.6 million. Cash provided by operating activities for the first quarter of fiscal 2011 includes a positive working capital impact from lengthening vendor payment terms implemented in early 2011.

Net cash used in investing activities was $5.1 million for the first quarter of fiscal 2012 compared to $5.4 million for the first quarter of fiscal 2011. Capital expenditures are planned at approximately $36 million for 2012 compared to actual expenditures of $33.4 million in 2011. Approximately $18 million is for continuing information systems upgrades and the remainder for new and relocated stores, store remodels and new fixtures.

Net cash used in financing activities was $3.6 million for the first quarter of fiscal 2012 compared to cash provided by financing activities of $2.1 million for the first quarter of fiscal 2011. During the first quarter of fiscal 2012, we repurchased shares of common stock for $2.2 million and had payments on capital leases of $1.4 million. During the first quarter of fiscal 2011, we received $2.0 million of proceeds for stock option exercises. There were no capital lease payments and share repurchases were not significant in the first quarter of fiscal 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended January 28, 2012, filed with the Securities and Exchange Commission on April 12, 2012. There were no material changes to our market risk during the quarter ended April 28, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

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

Based on the evaluation discussed above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness identified in the Company’s internal control over financial reporting described below.

As of January 28, 2012, the Company reported two material weaknesses. The credit card receivables material weakness has been remediated as of April 28, 2012. A discussion of both material weaknesses and their remediation is as follows:

1) Information technology

We did not maintain effective controls related to communication of system incidents. Specifically, we determined that IT operations personnel followed protocols for issue resolution; however, because of the uniqueness and potential impacts of certain incidents, further escalation to the finance organization should have occurred. IT personnel did not notify the finance organization that historical records had been removed to free up system capacity and that certain transactions had been reprocessed. This prevented accounting personnel from identifying an error in the Perpetual System unit balances and analyzing the potential impact related to permanent markdowns on a timely basis. The control deficiency resulted in an adjustment in the third quarter of fiscal year 2011 to the cost of merchandise sold and inventory accounts by not recording all permanent markdowns actually taken. As the material weakness is not remediated as of April 28, 2012, the material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

Management has implemented the following related to this material weakness and expects testing of the operating effectiveness to be successfully completed during the second quarter of fiscal 2012:

•	We have implemented procedures to ensure formal communication and documentation with finance and other department heads related to issue resolution.

•	We have added procedures to regularly review systematic schedule changes that have been temporarily placed on hold.
•	We continue to monitor the capacity issue on our legacy inventory system on a daily basis until we go-live with the replacement system in the second quarter of fiscal 2012.

2) Credit card receivables

We did not maintain effective controls related to the reconciliations of credit card receivables accounts. Specifically, we determined the account reconciliations for credit card receivables were not designed to appropriately identify errors and the review of these reconciliations by management did not identify that certain reconciling items lacked sufficient support. The control deficiency resulted in an adjustment in the fourth quarter of fiscal year 2011 to the credit card receivables and selling, general, and administrative expense by failing to correct errors in the account balance on a timely basis.

We have redesigned the account reconciliations for credit card receivables accounts to identify errors on a timely basis and have added procedures to ensure reconciliations contain sufficient supporting documentation. We tested the redesigned control and found it to be effective and have concluded as of April 28, 2012, this material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

As discussed above, there were changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various routine legal proceedings incidental to the conduct of our business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012. Additional information concerning those risks and uncertainties and other factors that you may wish to consider are contained elsewhere in our filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended April 28, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares) purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 29, 2012 – February 25, 2012	3,494	$7.37	3,494	1,462,125
February 26, 2012 – March 31, 2012	340,593	6.44	340,593	1,121,532
April 1, 2012 – April 28, 2012	3,230	6.26	3,230	1,118,302

Total	347,317	$6.45	347,317	1,118,302

(1) Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	Second Amendment to Amended and Restated Supply Agreement dated February 23, 2012 by and between DSW Leased Business Division LLC and Stein Mart, Inc.

31.1	Certificationof Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certificationof Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certificationof the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificationof the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

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