Form 10-Q/A
period 2012-04-28
STEIN MART INC
filed 2013-05-03
CIK 884940

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of May 31, 2012 was 43,633,196.

EXPLANATORY NOTE

This Form 10-Q/A amends and restates the quarterly report on Form 10-Q of Stein Mart, Inc. (the “Company”) for the fiscal quarter ended April 28, 2012, as originally filed with the Securities and Exchange Commission on June 6, 2012. This Form 10-Q/A is being filed to restate the Company’s Condensed Consolidated Financial Statements for the fiscal periods ended April 28, 2012 and April 30, 2011 including the Condensed Consolidated Balance Sheet as of January 28, 2012.

The Company is restating such prior financial statements arising primarily from errors made in inventory markdowns, leasehold improvement costs, compensated absences (paid vacation), indirect overhead costs and other matters. In addition, prior year financial statements also reflect the correction of certain previously identified errors and out of period adjustments that were deemed immaterial to the annual or interim periods in which they relate.

On November 6, 2012, the Board of Directors of the Company, based on the recommendation of the Audit Committee and in consultation with management, concluded that our previously issued financial statements contained errors and that investors should no longer rely upon the Company’s previously released financial statements. See Note 2 to our Condensed Consolidated Financial Statements for further information. All schedules and footnotes impacted indicate the restated amounts under the caption “Restated”.

In connection with the restatement of our financial statements described herein, management re-evaluated the Company’s internal controls over financial reporting and disclosure controls and procedures and determined that additional material weaknesses existed as of April 28, 2012. For a discussion of management’s consideration of the Company’s internal control over financial reporting and the material weaknesses identified, see Item 4.

For convenience of the reader, this amended filing sets forth the original filing, in its entirety. The following items have been amended principally as a result of, and to reflect, the restatement:

Part l, Item 1	-	Condensed Consolidated Financial Statements (Unaudited)

Part l, Item 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part l, Item 4	-	Controls and Procedures

Part ll, Item 1A	-	Risk Factors

This amended filing also includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

The remaining items contained within this amended report consist of all other items originally contained in the Form 10-Q and are included for the convenience of the reader. The sections of the Form 10-Q which were not amended are unchanged and continue in full force and effect as originally filed. This amended report speaks as of the date of the original filing and has not been updated to reflect events occurring subsequent to the original filing other than those associated with the restatement of our financial statements.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	April 28, 2012	January 28, 2012	April 30, 2011
	(Restated) (1)	(Restated) (1)	(Restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$116,723	$94,053	$93,763
Inventories	262,780	218,832	254,379
Prepaid expenses and other current assets	21,050	34,139	19,303

Total current assets	400,553	347,024	367,445
Property and equipment, net	113,856	109,990	84,701
Other assets	22,887	22,569	25,007

Total assets	$537,296	$479,583	$477,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,650	$106,063	$117,039
Accrued expenses and other current liabilities	74,189	68,063	64,100

Total current liabilities	223,839	174,126	181,139
Other liabilities	55,108	55,786	41,685

Total liabilities	278,947	229,912	222,824

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 43,295,411, 43,588,821 and 44,659,326 shared issued and outstanding, respectively	433	436	447
Additional paid-in capital	13,107	15,268	24,071
Retained earnings	246,219	235,386	229,355
Accumulated other comprehensive (loss) income	(1,410)	(1,419)	456

Total shareholders’ equity	258,349	249,671	254,329

Total liabilities and shareholders’ equity	$537,296	$479,583	$477,153

(1)	As described in Note 2 to these Condensed Consolidated Financial Statements, we have restated the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
	(Restated) (1)	(Restated) (1)

Net sales	$309,708	$309,218
Cost of merchandise sold	217,844	214,664

Gross profit	91,864	94,554
Selling, general and administrative expenses	72,907	71,507

Operating income	18,957	23,047
Interest expense, net	46	85

Income before income taxes	18,911	22,962
Income tax expense	8,078	9,062

Net income	$10,833	$13,900

Net income per share:
Basic	$0.25	$0.31

Diluted	$0.25	$0.31

Weighted-average shares outstanding:
Basic	42,712	43,851

Diluted	42,752	44,186

(1)	As described in Note 2 to these Condensed Consolidated Financial Statements, we have restated the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
	(Restated) (1)	(Restated) (1)

Net income	$10,833	$13,900
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations	9	—

Comprehensive income	$10,842	$13,900

(1)	As described in Note 2 to these Condensed Consolidated Financial Statements, we have restated the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
	(Restated) (1)	(Restated) (1)
Cash flows from operating activities:
Net income	$10,833	$13,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,167	4,500
Share-based compensation	729	914
Store closing charges	146	143
Loss on disposal of property and equipment	96	40
Deferred income taxes	(688)	3,344
Tax (deficiency) benefit from equity issuances	(667)	80
Excess tax benefits from share-based compensation	(33)	(124)
Changes in assets and liabilities:
Inventories	(43,948)	(24,683)
Prepaid expenses and other current assets	13,352	2,993
Other assets	(318)	(160)
Accounts payable	43,587	21,494
Accrued expenses and other current liabilities	6,590	(2,531)
Other liabilities	552	(824)

Net cash provided by operating activities	35,398	19,086

Cash flows from investing activities:
Acquisition of property and equipment	(9,120)	(7,119)

Net cash used in investing activities	(9,120)	(7,119)

Cash flows from financing activities:
Capital lease payments	(1,415)	—
Excess tax benefits from share-based compensation	33	124
Proceeds from exercise of stock options and other	13	2,009
Repurchase of common stock	(2,239)	(55)

Net cash (used in) provided by financing activities	(3,608)	2,078

Net increase in cash and cash equivalents	22,670	14,045
Cash and cash equivalents at beginning of year	94,053	79,718

Cash and cash equivalents at end of period	$116,723	$93,763

(1)	As described in Note 2 to these Condensed Consolidated Financial Statements, we have restated the Condensed Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The amended guidance requires most entities to present changes in net income and other comprehensive income in either a single statement of comprehensive income or two separate, but consecutive, statements. The objective of these amendments is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. We adopted this guidance in the first quarter of fiscal 2012 and have included the Condensed Consolidated Statements of Comprehensive Income in our financial statements.

2. Restatement of Previously Issued Financial Statements

Our Condensed Consolidated Balance Sheets as of April 28, 2012, January 28, 2012 and April 30, 2011, and our Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the 13 weeks ended April 28, 2012 and April 30, 2011, have been restated for errors made with regard to inventory markdowns, leasehold improvement costs, compensated absences (paid vacation) and other errors further described below. The restated financial statements also reflect the correction of certain previously identified errors and out of period adjustments that were deemed immaterial to the annual or interim period in which they were recorded and have now been restated to properly reflect the corrections in the appropriate periods.

Reclassifications

We have made certain reclassifications in the Condensed Consolidated Statements of Income related to breakage income on unused gift and merchandise return cards and credit card income related to our co-branded and private label credit card agreement which were presented in Other income, net and have been reclassified to Selling, general and administrative expenses (“SG&A”). There were no reclassifications made to the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income or Condensed Consolidated Statements of Cash Flows.

Adjustments

The following is a description of the areas in which the errors were identified and for which we made correcting adjustments to our Condensed Consolidated Financial Statements. The associated income tax expense or benefit and related deferred tax asset or liability for each error has also been corrected.

(1) Inventory markdowns - We identified and corrected errors related to the incorrect treatment of certain inventory markdowns as promotional (temporary). Based on analysis of various factors, these inventory markdowns should have been accounted for as permanent markdowns. Under the retail inventory method of accounting used by us, promotional markdowns do not impact the value of unsold inventory and thus do not impact cost of sales until the merchandise is sold. Conversely, permanent markdowns reduce the value of unsold inventory and impact cost of sales at the time the markdowns are taken.

(2) Leasehold improvement costs - We identified and corrected errors to report fixed assets related to leasehold improvements at their gross amount with lessor reimbursements for the related construction recorded as deferred rent credits. Landlord (lessor) reimbursements to us (lessee) for store interior construction had been incorrectly accounted for as reductions in the fixed assets related to leasehold improvements. This practice was based on the prior belief that our leasehold improvements increased the fair value of the lessor’s property. Management now believes that there was no significant increase in the fair value of the lessor’s leased assets and therefore these leasehold improvements should have been recorded, depreciated over and subject to impairment exclusive of lessor reimbursements in the respective periods.

(3) Compensated absences (paid vacation) - We identified and corrected errors to record liabilities for compensated absences (paid vacation) which were not previously recorded.

(4) Leased department commissions - We corrected the presentation of leased department commissions in the Condensed Consolidated Statements of Income. Leased department commissions were presented in Other income, net of related expenses and have been corrected to report Net sales (increase of $5.7 million for each of the 13 weeks ended April 28, 2012, and April 30, 2011, respectively) and SG&A (increase of $1.9 million for each of the 13 weeks ended April 28, 2012, and April 30, 2011, respectively) on a gross basis. There was no impact to Net income related to this change.

(5) Sales returns - We corrected the presentation of estimated sales returns in the Condensed Consolidated Statements of Income. Estimated sales returns were previously incorrectly presented on a net basis and have been presented on a gross basis in Net sales and Cost of merchandise sold (adjustment of $0.6 million for the 13 weeks ended April 28, 2012). There was no impact to Net income related to this change.

(6) Insurance-related assets and liabilities - We corrected the presentation of insurance-related assets and liabilities in the Condensed Consolidated Balance Sheets. The long-term portion of insurance assets ($7.3 million, $7.1 million, and $5.7 million as of April 28, 2012, January 28, 2012, and April 30, 2011, respectively) was previously incorrectly reported as Prepaid expenses and other current assets and is now reported as Other assets. The long-term portion of insurance liabilities ($11.8 million, $11.5 million, and $10.4 million as of April 28, 2012, January 28, 2012, and April 30, 2011, respectively) was previously incorrectly reported as Accrued expenses and other current liabilities and is now reported as Other liabilities. There was no impact on Total assets or Total liabilities related to this change.

(7) Capitalized indirect overhead - We identified and corrected errors related to the capitalization of indirect overhead costs.

(8) Other - We corrected certain previously identified errors and out of period adjustments that were deemed immaterial to the annual or interim period in which they were recorded and restated prior periods to reflect these corrections in the appropriate periods. The amounts relate to credit card reward income breakage, credit card receivables, software costs, and assets no longer in use.

The net effect of the adjustments on the Condensed Consolidated Statements of Income for the 13 weeks ended April 28, 2012 and April 30, 2011, is as follows:

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
Increase (decrease) in Net income:
Inventory markdowns	$(4,687)	$(3,051)
Leasehold improvement costs	438	526
Indirect overhead	2,391	1,224
Other	397	(1,952)

Total adjustments before tax	(1,461)	(3,253)
Income tax benefit from adjustments	(462)	(1,253)

Decrease in Net income	$(999)	$(2,000)

The adjustments in “Other” in the 13 weeks ended April 30, 2011, relate primarily to the correction of a previously recorded out of period adjustment related to credit card reward income breakage of $2.0 million.

The following tables present the effect of the aforementioned adjustments on our Condensed Consolidated Balance Sheets as of April 28, 2012, January 28, 2012, and April 30, 2011, and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	As of April 28, 2012
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$116,723	$—		$116,723
Inventories	267,019	(4,239)	(1)(7)	262,780
Prepaid expenses and other current assets	26,895	(5,845)	(2)(6)(8)	21,050

Total current assets	410,637	(10,084)		400,553
Property and equipment, net	104,353	9,503	(2)(8)	113,856
Other assets	17,551	5,336	(2)(6)	22,887

Total assets	$532,541	$4,755		$537,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,650	$—		$149,650
Accrued expenses and other current liabilities	79,499	(5,310)	(3)(6)	74,189

Total current liabilities	229,149	(5,310)		223,839
Other liabilities	34,377	20,731	(2)(6)	55,108

Total liabilities	263,526	15,421		278,947

Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 43,295,411 shares issued and outstanding	433	—		433
Additional paid-in capital	13,107	—		13,107
Retained earnings	256,885	(10,666)	(1)(2)(3)(7)(8)	246,219
Accumulated other comprehensive loss	(1,410)	—		(1,410)

Total shareholders’ equity	269,015	(10,666)		258,349

Total liabilities and shareholders’ equity	$532,541	$4,755		$537,296

	As of January 28, 2012
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$94,053	$—		$94,053
Inventories	220,775	(1,943)	(1)	218,832
Prepaid expenses and other current assets	36,838	(2,699)	(2)(6)(8)	34,139

Total current assets	351,666	(4,642)		347,024
Property and equipment, net	104,141	5,849	(2)(8)	109,990
Other assets	17,409	5,160	(2)(6)	22,569

Total assets	$473,216	$6,367		$479,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,063	$—		$106,063
Accrued expenses and other current liabilities	72,731	(4,668)	(3)(6)	68,063

Total current liabilities	178,794	(4,668)		174,126
Other liabilities	35,084	20,702	(2)(6)	55,786

Total liabilities	213,878	16,034		229,912

Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 43,588,821 shares issued and outstanding	436	—		436
Additional paid-in capital	15,268	—		15,268
Retained earnings	245,053	(9,667)	(1)(2)(3)(8)	235,386
Accumulated other comprehensive loss	(1,419)	—		(1,419)

Total shareholders’ equity	259,338	(9,667)		249,671

Total liabilities and shareholders’ equity	$473,216	$6,367		$479,583

	As of April 30, 2011
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$94,163	$(400)	(8)	$93,763
Inventories	258,804	(4,425)	(1)(7)	254,379
Prepaid expenses and other current assets	23,250	(3,947)	(2)(6)(8)	19,303

Total current assets	376,217	(8,772)		367,445
Property and equipment, net	81,072	3,629	(2)(8)	84,701
Other assets	14,992	10,015	(2)(6)	25,007

Total assets	$472,281	$4,872		$477,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,039	$—		$117,039
Accrued expenses and other current liabilities	68,194	(4,094)	(3)(6)	64,100

Total current liabilities	185,233	(4,094)		181,139
Other liabilities	20,949	20,736	(2)(6)	41,685

Total liabilities	206,182	16,642		222,824

Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 44,659,326 shares issued and outstanding	447	—		447
Additional paid-in capital	24,071	—		24,071
Retained earnings	241,125	(11,770)	(1)(2)(3)(7)(8)	229,355
Accumulated other comprehensive loss	456	—		456

Total shareholders’ equity	266,099	(11,770)		254,329

Total liabilities and shareholders’ equity	$472,281	$4,872		$477,153

The following tables present the effect of the aforementioned reclassifications and adjustments on our Condensed Consolidated Statements of Income for the 13 weeks ended April 28, 2012 and April 30, 2011 and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	13 Weeks Ended April 28, 2012
	As Previously Reported	Reclassifications	Adjustments	Description of Adjustments	As Restated
Net sales	$303,392	$—	$6,316	(4)(5)	$309,708
Cost of merchandise sold	216,163	—	1,681	(1)(2)(5)(7)	217,844

Gross profit	87,229	—	4,635		91,864
Selling, general and administrative expenses	71,349	(718)	2,276	(2)(3)(4)(8)	72,907
Other income, net	4,538	(718)	(3,820)	(4)	—

Operating income	20,418	—	(1,461)		18,957
Interest expense, net	46	—	—		46

Income before income taxes	20,372	—	(1,461)		18,911
Income tax expense	8,540	—	(462)	(1)(2)(3)(7)(8)	8,078

Net income	$11,832	$—	$(999)		$10,833

Net income per share:
Basic	$0.27	$—	$(0.02)		$0.25

Diluted	$0.27	$—	$(0.02)		$0.25

	13 Weeks Ended April 30, 2011
	As Previously Reported	Reclassifications	Adjustments	Description of Adjustments	As Restated
Net sales	$303,546	$—	$5,672	(4)	$309,218
Cost of merchandise sold	213,626	—	1,038	(1)(2)(7)	214,664

Gross profit	89,920	—	4,634		94,554
Selling, general and administrative expenses	71,936	(4,534)	4,105	(2)(3)(4)(8)	71,507
Other income, net	8,316	(4,534)	(3,782)	(4)	—

Operating income	26,300	—	(3,253)		23,047
Interest expense, net	85	—	—		85

Income before income taxes	26,215	—	(3,253)		22,962
Income tax expense	10,315	—	(1,253)	(1)(2)(3)(7)(8)	9,062

Net income	$15,900	$—	$(2,000)		$13,900

Net income per share:
Basic	$0.35	$—	$(0.04)		$0.31

Diluted	$0.35	$—	$(0.04)		$0.31

The following tables present the effect of the aforementioned adjustments on our Condensed Consolidated Statements of Comprehensive Income for the 13 weeks ended April 28, 2012 and April 30, 2011, and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	13 Weeks Ended April 28, 2012
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
Net income	$11,832	$(999)	(1)(2)(3)(7)(8)	$10,833
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations	9	—		9

Comprehensive income	$11,841	$(999)		$10,842

	13 Weeks Ended April 30, 2011
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
Net income	$15,900	$(2,000)	(1)(2)(3)(7)(8)	$13,900
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations	—	—		—

Comprehensive income	$15,900	$(2,000)		$13,900

The following tables present the effect of the aforementioned adjustments on our Condensed Consolidated Statements of Cash Flows for the 13 weeks ended April 28, 2012 and April 30, 2011, and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	13 Weeks Ended April 28, 2012
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
Cash flows from operating activities:
Net income	$11,832	$(999)	(1)(2)(3)(7)(8)	$10,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,252	(85)	(2)(8)	5,167
Share-based compensation	729	—		729
Store closing charges	146	—		146
Loss on disposal of property and equipment	—	96	(8)	96
Deferred income taxes	(127)	(561)	(1)(2)(3)(7)(8)	(688)
Tax deficiency from equity issuances	(667)	—		(667)
Excess tax benefits from share-based compensation	(33)	—		(33)
Changes in assets and liabilities:
Inventories	(46,244)	2,296	(1)(7)	(43,948)
Prepaid expenses and other current assets	9,243	4,109	(2)(6)(8)	13,352
Other assets	(272)	(46)	(2)(6)	(318)
Accounts payable	43,587	—		43,587
Accrued expenses and other current liabilities	7,232	(642)	(3)(6)	6,590
Other liabilities	723	(171)	(2)(6)	552

Net cash provided by operating activities	31,401	3,997		35,398

Cash flows from investing activities:
Acquisition of property and equipment	(5,123)	(3,997)	(2)(8)	(9,120)

Net cash used in investing activities	(5,123)	(3,997)		(9,120)

Cash flows from financing activities:
Capital lease payments	(1,415)	—		(1,415)
Excess tax benefits from share-based compensation	33	—		33
Proceeds from exercise of stock options and other	13	—		13
Repurchase of common stock	(2,239)	—		(2,239)

Net cash used in financing activities	(3,608)	—		(3,608)

Net increase in cash and cash equivalents	22,670	—		22,670
Cash and cash equivalents at beginning of year	94,053	—		94,053

Cash and cash equivalents at end of period	$116,723	$—		$116,723

	13 Weeks Ended April 30, 2011
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
Cash flows from operating activities:
Net income	$15,900	$(2,000)	(1)(2)(3)(4)(7)(8)	$13,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,286	214	(2)(8)	4,500
Share-based compensation	914	—		914
Store closing charges	143	—		143
Loss on disposal of property and equipment	—	40	(8)	40
Deferred income taxes	4,595	(1,251)	(1)(2)(3)(7)(8)	3,344
Tax benefit from equity issuances	80	—		80
Excess tax benefits from share-based compensation	(124)	—		(124)
Changes in assets and liabilities:
Inventories	(26,509)	1,826	(1)(7)	(24,683)
Prepaid expenses and other current assets	1,575	1,418	(2)(6)(8)	2,993
Other assets	(501)	341	(2)(6)	(160)
Accounts payable	21,494	—		21,494
Accrued expenses and other current liabilities	(4,444)	1,913	(3)(6)	(2,531)
Other liabilities	(71)	(753)	(2)(6)	(824)

Net cash provided by operating activities	17,338	1,748		19,086

Cash flows from investing activities:
Acquisition of property and equipment	(5,424)	(1,695)	(2)(8)	(7,119)

Net cash used in investing activities	(5,424)	(1,695)		(7,119)

Cash flows from financing activities:
Excess tax benefits from share-based compensation	124	—		124
Proceeds from exercise of stock options and other	2,009	—		2,009
Repurchase of common stock	(55)	—		(55)

Net cash provided by financing activities	2,078	—		2,078

Net increase in cash and cash equivalents	13,992	53	(8)	14,045
Cash and cash equivalents at beginning of year	80,171	(453)	(8)	79,718

Cash and cash equivalents at end of period	$94,163	$(400)		$93,763

3. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have money market fund investments classified as cash equivalents which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $88.1 million at April 28, 2012, $83.1 million at January 28, 2012, and $78.1 million at April 30, 2011.

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

The amount available for direct borrowing was $91.6 million at April 28, 2012, and is based on 90% of eligible credit card receivables and inventories less reserves, as defined in the Credit Agreement. The amount available for borrowing represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $8.4 million. The Credit Agreement contains customary affirmative and negative covenants, including limitations on granting of liens, certain investments, additional indebtedness, prepayments on indebtedness and disposition of inventory. We had no direct borrowings at April 28, 2012.

5. Income Taxes

The effective tax rate for the first quarter of 2012 and 2011 was 42.7 percent and 39.5 percent, respectively. The effective tax rates for the first quarter of fiscal 2012 and 2011 are higher than the statutory rate due primarily to the impact of non-deductible expenses related to post-retirement benefit costs.

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

The following table presents the calculation of basic and diluted EPS (shares in thousands):

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
	(Restated)	(Restated)
Basic Earnings Per Common Share:
Net income	$10,833	$13,900
Income allocated to participating securities	249	344

Net income available to common shareholders	$10,584	$13,556

Basic weighted-average shares outstanding	42,712	43,851

Basic earnings per share	$0.25	$0.31

Diluted Earnings Per Common Share:
Net income	$10,833	$13,900
Income allocated to participating securities	249	341

Net income available to common shareholders	$10,584	$13,559

Basic weighted-average shares outstanding	42,712	43,851
Incremental shares from share-based compensation plans	40	335

Diluted weighted-average shares outstanding	42,752	44,186

Diluted earnings per share	$0.25	$0.31

Options to acquire shares and performance share awards totaling approximately 0.9 million and 1.1 million shares of common stock that were outstanding during the first quarters of 2012 and 2011, respectively, were not included in the computation of diluted earnings per share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. Performance share awards were not included based on level of performance.

STEIN MART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the matters discussed in “Item 1A. Risk Factors” of our Form 10-K for the fiscal year ended January 28, 2012. Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are no guarantees of performance.

Restatement of Financial Statements

The discussion and analysis set forth below in this Item 2 is based on the restatement of our financial statements as described in the Explanatory Note and in Note 2 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the notes thereto.

Overview

Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions.

Financial Overview for the First Quarter of 2012

•	Sales were $309.7 million, a slight increase from $309.2 million in the first quarter of 2011.

•	Comparable store sales decreased 0.4 percent compared to the first quarter of 2011.

•	Net income was $10.8 million or $0.25 per diluted share compared to net income of $13.9 million or $0.31 per diluted share in 2011.

•	The effective tax rate was 42.7 percent compared to 39.5 percent for the first quarter of 2011.

•

Cash and cash equivalents as of April 28, 2012 was $116.7 million compared to $94.1 million as of January 28, 2012 and $93.8 million as of April 30, 2011. We had no direct borrowings on our revolving credit agreement as of April 28, 2012, January 28, 2012 and April 30, 2011.

Stores

There were 263 stores open as of April 28, 2012 and 262 stores open as of April 30, 2011.

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011

Stores at beginning of period	262	264
Stores opened during the period	2	—
Stores closed during the period	(1)	(2)

Stores at the end of period	263	262

Results of Operations

The following table sets forth each line item of the Condensed Consolidated Statements of Income expressed as a percentage of our net sales:

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
	(Restated)	(Restated)
Net sales	100.0%	100.0%
Cost of merchandise sold	70.3%	69.4%

Gross profit	29.7%	30.6%
Selling, general and administrative expenses	23.6%	23.2%

Income from operations	6.1%	7.4%
Interest expense, net	0.0%	0.0%

Income before income taxes	6.1%	7.4%
Income tax expense	2.6%	2.9%

Net income	3.5%	4.5%

Net Sales. The following table compares net sales for the first quarter of fiscal 2012 to the first quarter of fiscal 2011 (dollar amounts in thousands):

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011	Increase/ (Decrease)
	(Restated)	(Restated)
Net sales	$309,708	$309,218	$490
Sales percent increase (decrease):
Total net sales			0.2%
Comparable store sales			(0.4)%

Sales for the first quarter of fiscal 2012 compared to last year’s first quarter were relatively unchanged due to the number of transactions, average units per transaction and average unit retail prices, which were essentially flat to last year.

Gross Profit. The following table compares gross profit for the first quarter of fiscal 2012 to the first quarter of fiscal 2011 (dollar amounts in thousands):

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011	Decrease
	(Restated)	(Restated)
Gross profit	$91,864	$94,554	$(2,690)
Percentage of net sales	29.7%	30.6%	(0.9)%

Gross profit as a percent of sales decreased due to lower initial markup and slightly higher occupancy and buying costs, partially offset by lower markdowns. Markup and markdowns were lower due to selectively lowering prices on certain merchandise and decreasing the use of coupons.

Selling, General and Administrative Expenses (“SG&A”). The following table compares SG&A expenses for the first quarter of fiscal 2012 to the first quarter of fiscal 2011 (dollar amounts in thousands):

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011	Increase
	(Restated)	(Restated)
Selling, general and administrative expenses	$72,907	$71,507	$1,400
Percentage of net sales	23.6%	23.2%	0.4%

For the 13 weeks ended April 28, 2012, SG&A expenses increased primarily due to a $1.4 million decrease in credit card program income, $0.9 million increase in corporate expenses and $0.7 million increase in depreciation expense, partially offset by a $1.8 million decrease in advertising expenses. The decrease in credit card program income is primarily due to the elimination of new account fees when we entered into the Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement with GE Capital Retail Bank in October 2011. Advertising expenses decreased due to the reduction of certain media usage.

Income Taxes. The following table compares income tax expense for the first quarter of fiscal 2012 to the first quarter of fiscal 2011 (dollar amounts in thousands):

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011	Increase/ (Decrease)
	(Restated)	(Restated)
Income tax expense	$8,078	$9,062	$(984)
Effective tax rate	42.7%	39.5%	3.2%

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

Net cash provided by operating activities was $35.4 million for the first quarter of fiscal 2012 compared to net cash provided by operating activities of $19.1 million for the first quarter of fiscal 2011. Cash provided by operating activities increased due primarily to changes in working capital partially offset by a reduction in operating income. Cash provided by operating activities for the first quarter of fiscal 2012 includes an income tax refund of approximately $6.6 million. Cash provided by operating activities for the first quarter of fiscal 2011 includes a positive working capital impact from lengthening vendor payment terms implemented in early 2011.

Net cash used in investing activities was $9.1 million for the first quarter of fiscal 2012 compared to $7.1 million for the first quarter of fiscal 2011. Capital expenditures relate to information systems hardware and software as well as new and existing store improvements. The increase in capital expenditures relates to an increase in new store improvements.

Net cash used in financing activities was $3.6 million for the first quarter of fiscal 2012 compared to cash provided by financing activities of $2.1 million for the first quarter of fiscal 2011. During the first quarter of fiscal 2012, we repurchased shares of common stock for $2.2 million and had payments on capital leases of $1.4 million. During the first quarter of fiscal 2011, we received $2.0 million of proceeds for stock option exercises. There were no capital lease payments and share repurchases were insignificant in the first quarter of fiscal 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended January 28, 2012. There were no material changes to our market risk during the quarter ended April 28, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In our original Form 10-Q filed on June 6, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 28, 2012 due to the material weakness in internal control over financial reporting described in the Information Technology Communication caption below. We subsequently concluded that the material weaknesses described in Inventory Markdowns, Leasehold improvement costs, Compensated absences (paid vacation), Indirect overhead cost capitalization, Software assets amortization periods and retirements and Control environment below also existed as of April 28, 2012. As a result, our Chief Executive Officer and Chief Financial Officer continue to conclude that our disclosure controls and procedures were not effective due to the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, management has concluded that the material weaknesses noted below existed in the Company’s internal control over financial reporting.

The following material weaknesses were identified in 2012. These led to errors which resulted in the need to restate our 2010 and 2011 financial statements and our interim financial statements for the first quarter of 2012 and each interim period in 2011. The resulting misstatements are more fully described in Note 2 Restatement of Previously Issued Financial Statements in the financial statements included in this Form 10-Q.

Inventory Markdowns: We did not maintain effective internal controls over inventory markdowns that impacted the valuation and accuracy of the accounting for and disclosures of Inventory and Cost of merchandise sold. Specifically, we did not design effective controls for the finance department to monitor and evaluate the appropriate accounting for markdowns. Additionally, our finance and merchandising departments did not communicate effectively so that the finance department could develop appropriate accounting policies relative to markdowns. Because the Company values inventories at the lower of average cost or market on a first-in, first-out basis using the retail inventory method of accounting, the characterization of markdowns as either permanent or promotional has a direct impact on the calculation of ending inventory value and thus cost of merchandise sold. More specifically, inventory is reduced by permanent markdowns for all on-hand units at the time the markdown is taken but is not reduced by promotional markdowns until the units are sold. These material weaknesses resulted in the misstatement of our Inventory and Cost of merchandise sold.

Leasehold improvement costs: We did not maintain effective internal controls over leasehold improvements that impacted the presentation and disclosure and accuracy of the accounting for and disclosures of Prepaid expenses and other current assets, Property and equipment, net, Other assets, Other liabilities, Cost of merchandise sold and Selling, general and administrative expenses. Specifically, we did not design effective controls for financial management to adequately validate the assertions made by real estate operations management regarding the future value of leasehold improvements made by the Company and consequently did not record tenant improvement allowances (“TIA”) provided by landlords for our stores in accordance with accounting standards. TIA provided as leasehold incentives to us was thus improperly netted against property and equipment instead of being accounted for as a deferred rent credit. This material weakness resulted in the misstatement of our Prepaid expenses and other current assets, Property and equipment, net, Other assets, Other liabilities, Cost of merchandise sold and Selling, general and administrative expenses.

Compensated absences (paid vacation): We did not maintain effective internal controls over the establishment of compensated absences (paid vacation) accruals that impacted accuracy, completeness and valuation of the accounting for and disclosures of Accrued expenses and other current liabilities and Selling, general and administrative expenses. Specifically, we did not design effective controls for financial management to effectively communicate with human resources personnel to fully understand the Company’s vacation policy. The Company’s vacation policy is an “earn in one year, take in the next” policy whereby at the end of any year, the policy leaves associates with a full year of earned, but untaken vacation. In the past, the policy was incorrectly interpreted by financial management to be an “earn and take in the same year” policy; thus the Company has historically not recorded a vacation accrual. This material weakness resulted in the misstatement of our Accrued expenses and other current liabilities and Selling, general and administrative expenses.

Indirect overhead cost capitalization: We did not maintain effective internal controls over indirect overhead cost capitalization that impacted the valuation and accuracy of the accounting for and disclosures of Inventory and Cost of merchandise sold. Specifically, we did not design effective controls to calculate the indirect cost capitalization adjustment in interim periods. Although we have a control in place to evaluate the key assumptions and the resulting calculation of the indirect cost capitalization adjustment on an annual basis, we did not conduct an analysis at interim period ends. This material weakness resulted in the misstatement of our Inventory and Cost of merchandise sold in interim periods.

Software assets amortization periods and retirements: We did not maintain effective internal controls over the appropriate amortization periods and the timing of retirements of software assets that impact the accuracy, completeness, presentation and disclosure of the accounting for and disclosures of Prepaid expenses and other current assets, Property and equipment, net, and Selling, general and administrative expenses. Specifically, we did not design effective controls for information technology personnel to effectively communicate the nature of certain software expenditures to the finance department resulting in the amortization of software costs over an improper period. Additionally, we did not design effective controls for financial management to effectively communicate with information technology personnel to timely identify and remove retired software assets from the accounting records. These material weaknesses resulted in the misstatement of our Prepaid expenses and other current assets, Property and equipment, net, and Selling, general and administrative expenses.

Control environment: The material weaknesses set forth above have caused us to conclude that we had a material weakness in our control environment related to the level of information and communication between the finance department and other departmental functions being insufficient in preventing and detecting material misstatements to the Company’s financial statements. This material weakness contributed to the above material weaknesses.

The following additional material weakness was identified in the third quarter of 2011 and still existed as of April 28, 2012:

Information technology communication: We did not maintain effective internal controls over information technology communication that impacted the accuracy and valuation of the accounting for and disclosures of Cost of merchandise sold and Inventory. Specifically, we did not design effective controls for our IT department to effectively communicate system incidents to the appropriate personnel. We determined that IT operations personnel followed protocols for issue resolution; however, because of the uniqueness and potential impacts of certain incidents, further escalation to the finance organization should have occurred. IT personnel did not notify the finance organization that historical records had been removed to free up system capacity and that certain transactions had been reprocessed. This prevented accounting personnel from identifying an error in the Perpetual System unit balances and analyzing the potential impact related to permanent markdowns on a timely basis. This material weakness resulted in an adjustment in the third quarter of 2011 to Cost of merchandise sold and Inventory by not recording all permanent markdowns actually taken.

The above material weaknesses could result in further misstatement of the financial statements or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Efforts to Address Material Weaknesses

In November 2012, our Board of Directors created an Accounting Review Committee to review the accounting errors that led to our financial statement restatement. The Accounting Review Committee focused its attention on the issue of inventory markdowns. The Accounting Review Committee retained a national law firm, which engaged a national consulting firm that specializes in accounting services, to commence a full review of the Company’s past practices for inventory markdowns. Based upon its review, the Accounting Review Committee found no misconduct or intention to misstate financial results by current or former employees or directors.

Identified in 2012:

Inventory Markdowns: We are implementing the following activities to remediate the markdown material weaknesses noted above: 1) Merchandising and financial management will update the existing policies and procedures to reflect the agreed upon characteristics of markdowns as promotional or permanent; 2) At quarter end, financial management will review markdown activity to determine if all items have been recorded in accordance with markdown policies; 3) At quarter end financial management will meet with merchandising management to review the seasonal inventory levels. Based on this analysis, they will assess comparability and appropriateness of permanent markdowns and related markdown levels; 4) Financial management will review promotional markdowns in detail to determine whether pricing actions before and after quarter end indicate situations where markdowns should be more appropriately identified as permanent; and 5) Financial management will approve changes, if any, in seasonal merchandise mark out-of-stock dates.

Leasehold improvement costs: We are implementing the following activities to remediate the leasehold accounting material weakness noted above: 1) The existing policy and procedures related to leases will be updated to reflect the proper accounting treatment of lease terms and financial management will review the terms of all new leases that contain TIA in accordance with the new policy to determine that leasehold improvements and deferred rent credits are correctly recorded; 2) The finance department will meet with real estate management annually to review the lease accounting policy and validate the underlying assertions made by the real estate department upon which the policy is predicated; and 3) We will be purchasing a software application that in addition to streamlining our processes for tracking and recording leases will facilitate communication between finance and our real estate department.

Compensated absences (paid vacation): We are implementing the following activities to remediate the compensated absences (paid vacation) material weakness noted above: The accounting policy for recording accrued vacation will be updated by the finance department to reflect the proper accounting treatment of compensated absences (paid vacation) in accordance with the Company’s vacation policy and changes to the Company’s vacation policy will require approval by the finance department. Additionally, financial management will review and approve the vacation accrual on a quarterly basis and determine that the accrual calculation is consistent with the Company’s vacation policy.

Indirect overhead cost capitalization: We are implementing the following activities to remediate the indirect cost capitalization material weakness noted above: The accounting policy for recording the indirect cost capitalization adjustment will be changed to include quarterly review of the indirect overhead rate assumptions and preparation of the resulting inventory adjustment on a quarterly basis. Additionally, financial management will review and approve the indirect cost capitalization adjustment on a quarterly basis.

Software assets amortization periods and retirements: We are implementing the following activities to remediate the software assets amortization periods and retirements material weaknesses noted above: Financial management reviews software asset additions with IT personnel and approves the software asset amortization period and capitalization prior to recording in the fixed asset subledger. For retirements, we added procedures for IT personnel and financial management to review the software assets listing to identify assets no longer in use on an annual basis.

Control environment: We re-evaluated the composition and structure of our finance organization and made several changes including replacing associates in several key positions, modifying associate responsibilities, adding resources and realigning reporting assignments to strengthen the skills and capabilities of the organization to improve the level of information and communication between departmental functions. Additionally, we are implementing a quarterly sub-certification process whereby all members of upper management and certain other management will review our filings and confirm their responsibility for, among other things, the effectiveness of key controls in their functional areas and that they are unaware of inaccuracies or omissions in our financial statements.

Identified in the third quarter of 2011:

Information technology communication: We implemented or are implementing the following activities to remediate the information technology material weakness noted above: 1) In the first quarter of 2012, we added procedures to regularly review systematic schedule changes that have been temporarily placed on hold; 2) In the first quarter of 2012, we monitored the capacity issue on our legacy inventory system on a daily basis until we replaced the system in May 2012; and 3) We are implementing procedures to ensure formal communication and documentation with finance and other department heads related to issue resolution.

Remediated as of April 28, 2012:

Credit card receivables: In the fourth quarter of 2011, we identified a material weakness related to credit card receivables. Specifically, we did not maintain effective controls related to the reconciliations of credit card receivables accounts. We determined the account reconciliations for credit card receivables were not designed to appropriately identify errors and the review of these reconciliations by management did not identify that certain reconciling items lacked sufficient support. The material weakness resulted in an adjustment in the fourth quarter of 2011 to credit card receivables and selling, general and administrative expenses by failing to correct errors in the account balance on a timely basis. We have redesigned the account reconciliations for credit card receivables accounts to identify errors on a timely basis and have added procedures to ensure reconciliations contain sufficient supporting documentation. We tested the redesigned control and found it to be effective and have concluded as of April 28, 2012, this material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

As discussed above, there were changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended April 28, 2012 relating to information technology communication and credit card receivables that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various routine legal proceedings incidental to the conduct of our business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, could materially and adversely affect our business, financial condition and results of operations. In addition to the risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, the following additional risk factors could materially and adversely affect our business, financial condition and results of operation.

The restatement of our financial statements has consumed a significant amount of our time and resources and may have a material adverse effect on our reputation, business and stock price. As described earlier, we have restated our prior financial statements. The restatement process was highly time and resource-intensive and involved substantial attention from management and significant legal and accounting costs. Furthermore, we cannot guarantee that we will have no inquiries from the Securities and Exchange Commission (“SEC”) regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself. Further, many companies that have been required to restate their financial statements have experienced a decline in stock price and shareholder lawsuits related thereto.

We have identified material weaknesses in our internal control over financial reporting which may, if not remediated, result in additional material misstatements in our financial statements. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 4, “Controls and Procedures,” management identified material weaknesses in our internal control over financial reporting related to inventory markdowns, leasehold improvements, compensated absences (paid vacation), indirect overhead cost capitalization, software fixed assets amortization periods and retirements, control environment and information technology communication. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of material weaknesses, our management concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. We are actively engaged in developing a remediation plan designed to address the material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended April 28, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 29, 2012 - February 25, 2012	3,494	$7.37	3,494	1,462,125
February 26, 2012 - March 31, 2012	340,593	6.44	340,593	1,121,532
April 1, 2012 - April 28, 2012	3,230	6.26	3,230	1,118,302

Total	347,317	$6.45	347,317	1,118,302

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1	Second Amendment to Amended and Restated Supply Agreement dated February 23, 2012 by and between DSW Leased Business Division LLC and Stein Mart, Inc.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended April 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: May 3, 2013	By:	/s/ Jay Stein
Jay Stein
Chairman of the Board and Interim Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer