Form 10-Q
period 2012-07-28
STEIN MART INC
filed 2013-05-03
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

or

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

The number of shares outstanding of the Registrant’s common stock as of April 15, 2013 was 43,821,565.

EXPLANATORY NOTE

This Form 10-Q of Stein Mart, Inc. (the “Company”) for the fiscal quarter ended July 28, 2012, includes restated Condensed Consolidated Financial Statements for the fiscal period ended July 30, 2011 and includes the restated Condensed Consolidated Balance Sheet as of January 28, 2012.

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

In connection with the restatement of our financial statements described herein, management re-evaluated the Company’s internal controls over financial reporting and disclosure controls and procedures and determined that material weaknesses existed as of July 28, 2012. For a discussion of management’s consideration of the Company’s internal control over financial reporting and the material weaknesses identified, see Item 4.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	July 28, 2012	January 28, 2012	July 30, 2011
		(Restated) (1)	(Restated) (1)
ASSETS

Current assets:
Cash and cash equivalents	$94,126	$94,053	$100,656
Inventories	237,897	218,832	223,930
Prepaid expenses and other current assets	27,032	34,139	26,585

Total current assets	359,055	347,024	351,171
Property and equipment, net	120,089	109,990	92,326
Other assets	22,496	22,569	23,643

Total assets	$501,640	$479,583	$467,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,432	$106,063	$105,131
Accrued expenses and other current liabilities	62,333	68,063	60,341

Total current liabilities	175,765	174,126	165,472
Other liabilities	63,654	55,786	46,465

Total liabilities	239,419	229,912	211,937

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock – $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock – $.01 par value; 100,000,000 shares authorized; 43,718,348, 43,588,821 and 44,791,876 shares issued and outstanding, respectively	437	436	448
Additional paid-in capital	14,627	15,268	23,110
Retained earnings	248,525	235,386	231,189
Accumulated other comprehensive (loss) income	(1,368)	(1,419)	456

Total shareholders’ equity	262,221	249,671	255,203

Total liabilities and shareholders’ equity	$501,640	$479,583	$467,140

(1)	As described in Note 2 to these Condensed Consolidated Financial Statements, we have restated the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended July 28, 2012	13 Weeks Ended July 30, 2011	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011
		(Restated) (1)		(Restated) (1)

Net sales	$280,372	$274,549	$590,080	$583,767
Cost of merchandise sold	206,553	203,632	424,397	418,296

Gross profit	73,819	70,917	165,683	165,471
Selling, general and administrative expenses	69,968	67,744	142,875	139,251

Operating income	3,851	3,173	22,808	26,220
Interest expense, net	43	82	89	167

Income before income taxes	3,808	3,091	22,719	26,053
Income tax expense	1,502	1,257	9,580	10,319

Net income	$2,306	$1,834	$13,139	$15,734

Net income per share:
Basic	$0.05	$0.04	$0.30	$0.35

Diluted	$0.05	$0.04	$0.30	$0.35

Weighted-average shares outstanding:
Basic	42,586	44,095	42,649	43,973

Diluted	42,715	44,415	42,734	44,300

(1)	As described in Note 2 to these Condensed Consolidated Financial Statements, we have restated the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	13 Weeks Ended July 28, 2012	13 Weeks Ended July 30, 2011	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011
		(Restated) (1)		(Restated) (1)

Net income	$2,306	$1,834	$13,139	$15,734
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations	42	—	51	—

Comprehensive income	$2,348	$1,834	$13,190	$15,734

(1)	As described in Note 2 to these Condensed Consolidated Financial Statements, we have restated the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011
		(Restated) (1)
Cash flows from operating activities:
Net income	$13,139	$15,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,677	9,013
Share-based compensation	2,122	1,934
Store closing charges	199	120
Loss on disposals of property and equipment	818	130
Deferred income taxes	5,555	3,801
Tax deficiency from equity issuances	(654)	(49)
Excess tax benefits from share-based compensation	(51)	(294)
Changes in assets and liabilities:
Inventories	(19,065)	5,766
Prepaid expenses and other current assets	6,945	(3,269)
Other assets	73	(273)
Accounts payable	7,369	9,586
Accrued expenses and other current liabilities	(5,383)	(7,997)
Other liabilities	3,854	2,363

Net cash provided by operating activities	25,598	36,565

Cash flows from investing activities:
Acquisition of property and equipment	(20,586)	(16,024)

Net cash used in investing activities	(20,586)	(16,024)

Cash flows from financing activities:
Capital lease payments	(2,882)	—
Excess tax benefits from share-based compensation	51	294
Proceeds from exercise of stock options and other	413	2,500
Repurchase of common stock	(2,521)	(2,397)

Net cash (used in) provided by financing activities	(4,939)	397

Net increase in cash and cash equivalents	73	20,938
Cash and cash equivalents at beginning of year	94,053	79,718

Cash and cash equivalents at end of period	$94,126	$100,656

(1)	As described in Note 2 to these Condensed Consolidated Financial Statements, we have restated the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEIN MART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. However, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair statement have been included. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The amended guidance requires most entities to present changes in net income and other comprehensive income in either a single statement of comprehensive income or two separate, but consecutive, statements. The objective of these amendments is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. We adopted this guidance in the first quarter of fiscal year 2012 and have included the Condensed Consolidated Statements of Comprehensive Income in our financial statements.

2.	Restatement of Previously Issued Financial Statements

Our Condensed Consolidated Balance Sheets as of January 28, 2012 and July 30, 2011, our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the 13 and 26 weeks ended July 30, 2011 and our Condensed Consolidated Statement of Cash Flows for the 26 weeks ended July 30, 2011, have been restated for errors made with regard to inventory markdowns, leasehold improvement costs, compensated absences (paid vacation) and other errors further described below. The restated financial statements also reflect the correction of certain previously identified errors and out of period adjustments that were deemed immaterial to the annual or interim period in which they were recorded and have now been restated to properly reflect the corrections in the appropriate periods.

Reclassifications

We have made certain reclassifications in the Condensed Consolidated Statements of Income related to breakage income on unused gift and merchandise return cards and credit card income related to our co-branded and private label credit card agreement which were presented in Other income, net and have been reclassified to Selling, general and administrative expenses (“SG&A”). We have also made certain other insignificant reclassifications. There were no reclassifications made to the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income or Condensed Consolidated Statements of Cash Flows.

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

(4) Leased department commissions - We corrected the presentation of leased department commissions in the Condensed Consolidated Statements of Income. Leased department commissions were presented in Other income, net of related expenses and have been corrected to report Net sales (increase of $4.4 million and $10.1 million for the 13 and 26 weeks ended July 30, 2011, respectively) and SG&A (increase of $1.5 million and $3.4 million for the 13 weeks and 26 weeks ended July 30, 2011, respectively) on a gross basis. There was no impact to Net income related to this change.

(5) Insurance-related assets and liabilities - We corrected the presentation of insurance-related assets and liabilities in the Condensed Consolidated Balance Sheets. The long-term portion of insurance assets ($7.1 million and $6.4 million as of January 28, 2012 and July 30, 2011, respectively) was previously incorrectly reported as Prepaid expenses and other current assets and is now reported as Other assets. The long-term portion of insurance liabilities ($11.5 million and $11.3 million as of January 28, 2012 and July 30, 2011, respectively) was previously incorrectly reported as Accrued expenses and other current liabilities and is now reported as Other liabilities. There was no impact on Total assets or Total liabilities related to this change.

(6) Capitalized indirect overhead - We identified and corrected errors related to the capitalization of indirect overhead costs.

(7) Other - We corrected certain previously identified errors and out of period adjustments that were deemed immaterial to the annual or interim period in which they were recorded and restated prior periods to reflect these corrections in the appropriate periods. The amounts relate to credit card reward income breakage, credit card receivables, software costs, and assets no longer in use.

The net effect of the adjustments on the Condensed Consolidated Statements of Income for the 13 and 26 weeks ended July 30, 2011 is as follows:

	13 Weeks Ended July 30, 2011	26 Weeks Ended July 30, 2011

Increase (decrease) in Net income:
Inventory markdowns	$1,904	$(1,147)
Leasehold improvement costs	463	989
Indirect overhead	(1,507)	(283)
Other	(19)	(1,971)

Total adjustments before tax	841	(2,412)
Income tax expense (benefit) from adjustments	323	(930)

Increase (decrease) in Net income:	$518	$(1,482)

The adjustments in “Other” in the 26 weeks ended July 30, 2011 relate primarily to the correction of a previously recorded out of period adjustment related to credit card reward income breakage of $2.0 million.

The following tables present the effect of the aforementioned adjustments on our Condensed Consolidated Balance Sheets as of January 28, 2012 and July 30, 2011 and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	As of January 28, 2012
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$94,053	$—		$94,053
Inventories	220,775	(1,943)	(1)	218,832
Prepaid expenses and other current assets	36,838	(2,699)	(2)(5)(7)	34,139

Total current assets	351,666	(4,642)		347,024
Property and equipment, net	104,141	5,849	(2)(7)	109,990
Other assets	17,409	5,160	(2)(5)	22,569

Total assets	$473,216	$6,367		$479,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,063	$—		$106,063
Accrued expenses and other current liabilities	72,731	(4,668)	(3)(5)	68,063

Total current liabilities	178,794	(4,668)		174,126
Other liabilities	35,084	20,702	(2)(5)	55,786

Total liabilities	213,878	16,034		229,912

Shareholders’ equity:
Preferred stock – $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock – $.01 par value; 100,000,000 shares authorized; 43,588,821 shares issued and outstanding	436	—		436
Additional paid-in capital	15,268	—		15,268
Retained earnings	245,053	(9,667)	(1)(2)(3)(7)	235,386
Accumulated other comprehensive loss	(1,419)	—		(1,419)

Total shareholders’ equity	259,338	(9,667)		249,671

Total liabilities and shareholders’ equity	$473,216	$6,367		$479,583

	As of July 30, 2011
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$101,139	$(483)	(7)	$100,656
Inventories	227,959	(4,029)	(1)(6)	223,930
Prepaid expenses and other current assets	28,227	(1,642)	(2)(5)(7)	26,585

Total current assets	357,325	(6,154)		351,171
Property and equipment, net	89,492	2,834	(2)(7)	92,326
Other assets	13,966	9,677	(2)(5)	23,643

Total assets	$460,783	$6,357		$467,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,131	$—		$105,131
Accrued expenses and other current liabilities	65,304	(4,963)	(3)(5)	60,341

Total current liabilities	170,435	(4,963)		165,472
Other liabilities	23,893	22,572	(2)(5)	46,465

Total liabilities	194,328	17,609		211,937

Shareholders’ equity:
Preferred stock – $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock – $.01 par value; 100,000,000 shares authorized; 44,791,876 shares issued and outstanding	448	—		448
Additional paid-in capital	23,110	—		23,110
Retained earnings	242,441	(11,252)	(1)(2)(3)(6)(7)	231,189
Accumulated other comprehensive income	456	—		456

Total shareholders’ equity	266,455	(11,252)		255,203

Total liabilities and shareholders’ equity	$460,783	$6,357		$467,140

The following tables present the effect of the aforementioned reclassifications and adjustments on our Condensed Consolidated Statements of Income for the 13 and 26 weeks ended July 30, 2011 and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	13 Weeks Ended July 30, 2011
	As Previously Reported	Reclassifications	Adjustments	Description of Adjustments	As Restated
Net sales	$270,167	$—	$4,382	(4)	$274,549
Cost of merchandise sold	204,796	—	(1,164)	(1)(2)(6)	203,632

Gross profit	65,371	—	5,546		70,917
Selling, general and administrative expenses	68,265	(2,304)	1,783	(2)(3)(4)(7)	67,744
Other income, net	5,141	(2,220)	(2,921)	(4)	—

Operating income	2,247	84	842		3,173
Interest (income) expense, net	(3)	84	1		82

Income before income taxes	2,250	—	841		3,091
Income tax expense	934	—	323	(1)(2)(3)(6)(7)	1,257

Net income	$1,316	$—	$518		$1,834

Net income per share:
Basic	$0.03	$—	$0.01		$0.04

Diluted	$0.03	$—	$0.01		$0.04

	26 Weeks Ended July 30, 2011
	As Previously Reported	Reclassifications	Adjustments	Description of Adjustments	As Restated
Net sales	$573,713	$—	$10,054	(4)	$583,767
Cost of merchandise sold	418,422	—	(126)	(1)(2)(6)	418,296

Gross profit	155,291	—	10,180		165,471
Selling, general and administrative expenses	140,290	(6,928)	5,889	(2)(3)(4)(7)	139,251
Other income, net	13,457	(6,754)	(6,703)	(4)	—

Operating income	28,458	174	(2,412)		26,220
Interest (income) expense, net	(7)	174	—		167

Income before income taxes	28,465	—	(2,412)		26,053
Income tax expense	11,249	—	(930)	(1)(2)(3)(6)(7)	10,319

Net income	$17,216	$—	$(1,482)		$15,734

Net income per share:
Basic	$0.38	$—	$(0.03)		$0.35

Diluted	$0.38	$—	$(0.03)		$0.35

The following tables present the effect of the aforementioned adjustments on our Condensed Consolidated Statements of Comprehensive Income for the 13 and 26 weeks ended July 30, 2011 and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	13 Weeks Ended July 30, 2011
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
Net income	$1,316	$518	(1)(2)(3)(6)(7)	$1,834
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations	—	—		—

Comprehensive income	$1,316	$518		$1,834

	26 Weeks Ended July 30, 2011
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
Net income	$17,216	$(1,482)	(1)(2)(3)(6)(7)	$15,734
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations	—	—		—

Comprehensive income	$17,216	$(1,482)		$15,734

The following table presents the effect of the aforementioned adjustments on our Condensed Consolidated Statements of Cash Flows for the 26 weeks ended July 30, 2011 and indicates the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	26 Weeks Ended July 30, 2011
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
Cash flows from operating activities:
Net income	$17,216	$(1,482)	(1)(2)(3)(6)(7)	$15,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,891	122	(2)(7)	9,013
Share-based compensation	1,934	—		1,934
Store closing charges	120	—		120
Loss on disposal of property and equipment	—	130	(7)	130
Deferred income taxes	4,728	(927)	(1)(2)(3)(6)(7)	3,801
Tax deficiency from equity issuances	(49)	—		(49)
Excess tax benefits from share-based compensation	(294)	—		(294)
Changes in assets and liabilities:
Inventories	4,336	1,430	(1)(6)	5,766
Prepaid expenses and other current assets	(1,986)	(1,283)	(2)(5)(7)	(3,269)
Other assets	(100)	(173)	(2)(5)	(273)
Accounts payable	9,586	—		9,586
Accrued expenses and other current liabilities	(9,041)	1,044	(3)(5)	(7,997)
Other liabilities	72	2,291	(2)(5)	2,363

Net cash provided by operating activities	35,413	1,152		36,565

Cash flows from investing activities:
Acquisition of property and equipment	(14,842)	(1,182)	(2)(7)	(16,024)

Net cash used in investing activities	(14,842)	(1,182)		(16,024)

Cash flows from financing activities:
Excess tax benefits from share-based compensation	294	—		294
Proceeds from exercise of stock options and other	2,500	—		2,500
Repurchase of common stock	(2,397)	—		(2,397)

Net cash provided by financing activities	397	—		397

Net increase in cash and cash equivalents	20,968	(30)	(7)	20,938
Cash and cash equivalents at beginning of year	80,171	(453)	(7)	79,718

Cash and cash equivalents at end of period	$101,139	$(483)		$100,656

3.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have money market fund investments classified as cash equivalents which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $83.1 million at July 28, 2012 and January 28, 2012 and $89.1 million at July 30, 2011.

4.	Gift Card and Merchandise Return Cards

During the second quarter of 2012, we updated certain assumptions on our obligations for unused gift and merchandise return card balances. For the 13 weeks ended July 28, 2012 and July 30, 2011, we recognized breakage income on unused gift and merchandise return cards of $2.3 million and $0.2 million, respectively. For the 26 weeks ended July 28, 2012 and July 30, 2011, we recognized breakage income on unused gift and merchandise return cards of $2.6 million and $0.5 million, respectively. Breakage income is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

5.	Revolving Credit Agreement

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

The amount available for direct borrowing was $93.2 million at July 28, 2012, and is based on 90% of eligible credit card receivables and inventories less reserves, as defined in the Credit Agreement. The amount available for borrowing represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $6.8 million. The Credit Agreement contains customary affirmative and negative covenants, including limitations on granting of liens, certain investments, additional indebtedness, prepayments on indebtedness and disposition of inventory. We had no direct borrowings at July 28, 2012.

6.	Income Taxes

The effective tax rate (“ETR”) for the second quarter of 2012 and 2011 was 39.4 percent and 40.7 percent, respectively. The ETR for the 26 weeks ended July 28, 2012 and July 30, 2011 was 42.2 percent and 39.6 percent, respectively. The ETR for the second quarter and the 26 weeks ended July 28, 2012 and July 30, 2011 of fiscal 2012 and 2011 are higher than the statutory rate due primarily to the impact of non-deductible expenses related to post-retirement benefit costs.

7.	Shareholders’ Equity

Stock Repurchase Plan

During the 26 weeks ended July 28, 2012, we repurchased 390,029 shares of our common stock at a total cost of $2.5 million. Repurchases during the 26 weeks ended July 30, 2011 were 246,750 shares of our common stock at a total cost of $2.4 million.

Share-Based Compensation

For the 13 and 26 weeks ended July 28, 2012, and July 30, 2011, pre-tax share-based compensation expense was recorded as follows:

	13 Weeks Ended July 28, 2012	13 Weeks Ended July 30, 2011	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011

Cost of merchandise sold	$822	$679	$1,245	$1,286
Selling, general and administrative expenses	571	341	877	648

Total share-based compensation expense	$1,393	$1,020	$2,122	$1,934

8.	Earnings Per Share

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

The following table presents the calculation of basic and diluted EPS (shares in thousands):

	13 Weeks Ended July 28, 2012	13 Weeks Ended July 30, 2011	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011
		(Restated)		(Restated)

Basic Earnings Per Common Share:
Net income	$2,306	$1,834	$13,139	$15,734
Income allocated to participating securities	69	51	347	414

Net income available to common shareholders	$2,237	$1,783	$12,792	$15,320

Basic weighted-average shares outstanding	42,586	44,095	42,649	43,973

Basic earnings per share	$0.05	$0.04	$0.30	$0.35

Diluted Earnings Per Common Share:
Net income	$2,306	$1,834	$13,139	$15,734
Income allocated to participating securities	68	51	346	411

Net income available to common shareholders	$2,238	$1,783	$12,793	$15,323

Basic weighted-average shares outstanding	42,586	44,095	42,649	43,973
Incremental shares from share-based compensation plans	129	320	85	327

Diluted weighted-average shares outstanding	42,715	44,415	42,734	44,300

Diluted earnings per share	$0.05	$0.04	$0.30	$0.35

Options to acquire shares and performance share awards totaling approximately 0.7 million and 1.3 million shares of common stock that were outstanding during the second quarters of 2012 and 2011, respectively, were not included in the computation of diluted earnings per share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. Performance share awards were not included based on level of performance. For the first 6 months of 2012 and 2011, options to acquire and performance share awards of approximately 0.8 million and 1.2 million shares of common stock, respectively, were not included in the computation of diluted earnings per share for the aforementioned reasons.

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

Restatement of Financial Statements

The discussion and analysis set forth below in this Item 2 has been affected by the restatement of our financial statements as described in Note 2 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the notes thereto.

Overview

Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions.

Financial Overview for the 13 and 26 weeks ended July 28, 2012

•

Sales were $280.4 million for the 13 weeks ended July 28, 2012, an increase from $274.5 million for the 13 weeks ended July 30, 2011, and $590.1 million for the 26 weeks ended July 28, 2012, an increase from $583.8 million for the 26 weeks ended July 30, 2011.

•	Comparable store sales increased 1.6 percent compared to the 13 weeks ended July 30, 2011, and increased 0.5 percent compared to the 26 weeks ended July 30, 2011.

•	Net income was $2.3 million or $0.5 per diluted share for the 13 weeks ended July 28, 2012, compared to net income of $1.8 million or $0.04 per diluted share for the 13 weeks ended July 30, 2011.

•	Net income was $13.1 million or $.30 per diluted share for the 26 weeks ended July 28, 2012 compared to net income of $15.7 million or $0.35 per diluted share for the 26 weeks ended July 30, 2011.

•

The effective tax rate was 39.4 percent for the 13 weeks ended July 28, 2012, compared to 40.7 percent for the 13 weeks ended July 30, 2011 and 42.2 percent for the 26 weeks ended July 28, 2012, compared to 39.6 percent for the 26 weeks ended July 30, 2011.

•

Cash and cash equivalents as of July 28, 2012 and January 28, 2012 was $94.1 million compared to $100.7 million as of July 30, 2011. We had no direct borrowings on our revolving credit agreement as of July 28, 2012, January 28, 2012 and July 30, 2011.

Stores

There were 263 stores open as of July 28, 2012, and 260 stores open as of July 30, 2011.

	13 Weeks Ended July 28, 2012	13 Weeks Ended July 30, 2011	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011

Stores at beginning of period	263	262	262	264
Stores opened during the period	—	—	2	—
Stores closed during the period	—	(2)	(1)	(4)

Stores at the end of period	263	260	263	260

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Income expressed as a percentage of our net sales:

	13 Weeks Ended July 28, 2012	13 Weeks Ended July 30, 2011	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011
		(Restated)		(Restated)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	73.7%	74.2%	71.9%	71.7%

Gross profit	26.3%	25.8%	28.1%	28.3%
Selling, general and administrative expenses	25.0%	24.6%	24.3%	23.8%

Income from operations	1.3%	1.2%	3.8%	4.5%
Interest expense, net	0.0%	0.0%	0.0%	0.0%

Income before income taxes	1.3%	1.2%	3.8%	4.5%
Income tax expense	0.5%	0.5%	1.6%	1.8%

Net income	0.8%	0.7%	2.2%	2.7%

Net Sales. The following table compares net sales for the 13 and 26 weeks ended July 28, 2012 to the 13 and 26 weeks ended July 30, 2011 (dollar amounts in thousands):

	13 Weeks Ended July 28, 2012	13 Weeks Ended July 30, 2011	Increase	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011	Increase
		(Restated)			(Restated)
Net sales	$280,372	$274,549	$5,823	$590,080	$583,767	$6,313
Sales percent increase:
Total net sales			2.1%			1.1%
Comparable store sales			1.6%			0.5%

For the 13 and 26 weeks ended July 28, 2012, the comparable store sales increase was driven by higher average unit selling prices and higher number of transactions than the same period in the previous year.

Gross Profit. The following table compares gross profit for the 13 and 26 weeks ended July 28, 2012 to the 13 and 26 weeks ended July 30, 2011 (dollar amounts in thousands):

	13 Weeks Ended July 28, 2012	13 Weeks Ended July 30, 2011	Increase	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011	Increase/ (Decrease)
		(Restated)			(Restated)
Gross profit	$73,819	$70,917	$2,902	$165,683	$165,471	$212
Percentage of net sales	26.3%	25.8%	0.5%	28.1%	28.3%	(0.2)%

For the 13 weeks ended July 28, 2012, the increase in the gross profit rate was a result of lower markdowns, partially offset by lower initial markups and slightly higher occupancy and buying costs. Markdowns and initial markups were lower due to the company decreasing coupons and selectively lowering prices on certain merchandise in accordance with its new pricing strategy.

For the 26 weeks ended July 28, 2012, the decrease in gross profit as a percent of sales was a result of lower initial markups and slightly higher occupancy and buying costs.

Selling, General and Administrative Expenses (“SG&A”). The following table compares SG&A expenses for the 13 and 26 weeks ended July 28, 2012 to the 13 and 26 weeks ended July 30, 2011 (dollar amounts in thousands):

	13 Weeks Ended July 28, 2012	13 Weeks Ended July 30, 2011	Increase	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011	Increase
		(Restated)			(Restated)
Selling, general and administrative expenses	$69,968	$67,744	$2,224	$142,875	$139,251	$3,624
Percentage of net sales	25.0%	24.6%	0.4%	24.3%	23.8%	0.5%

For the 13 weeks ended July 28, 2012, SG&A expenses increased primarily due to $1.5 million increase in corporate expenses, $1.1 million decrease in credit card program income, $1.0 million increase in depreciation expense and $0.7 million increase in store expenses, partially offset by a $2.1 million increase in breakage income on unused gift cards and merchandise return cards.

For the 26 weeks ended July 28, 2012, SG&A expenses increased primarily due to $2.4 million increase in corporate expenses, $2.5 million decrease in credit card program income, $1.6 million increase in depreciation expense and $0.6 million increase in store expenses, partially offset by $2.1 million increase in breakage income on unused gift cards and merchandise return cards and $2.0 million decrease in advertising expenses.

Corporate and store expenses increased primarily due to higher incentive expense, compensation increases and increased benefit costs. The decrease in credit card program income is primarily due to the elimination of new account fees when we entered into the Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement with GE Capital Retail Bank in October 2011. The increase in breakage income on unused gift cards and merchandise return cards is a result of an update in our breakage assumptions during the second quarter of 2012. In addition, advertising expenses decreased due to the reduction of certain media usage.

Income Taxes. The following table compares income tax expense for the 13 and 26 weeks ended July 28, 2012 to the 13 and 26 weeks ended July 30, 2011 (dollar amounts in thousands):

	13 Weeks Ended July 28, 2012	13 Weeks Ended July 30, 2011	Increase/ (Decrease)	26 Weeks Ended July 28, 2012	26 Weeks Ended July 30, 2011	Increase/ (Decrease)
		(Restated)			(Restated)
Income tax expense	$1,502	$1,257	$245	$9,580	$10,319	$(739)
Effective tax rate	39.4%	40.7%	(1.2)%	42.2%	39.6%	2.6%

For the 13 and 26 weeks ended July 28, 2012 and July 30, 2011, the effective tax rates are higher than the statutory rate due primarily to the impact of non-deductible expenses related to post-retirement benefit costs.

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and a $100 million revolving credit facility with Wells Fargo Bank, N.A. Working capital is needed to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our working capital needs are lowest in the first quarter and highest at the end of the third quarter and beginning of the fourth quarter as we build inventories for the holiday selling season. As of July 28, 2012, we had cash and cash equivalents of $94.1 million and no direct borrowings under our revolving credit facility.

Net cash provided by operating activities was $25.6 million for the 26 weeks ended July 28, 2012 compared to net cash provided by operating activities of $36.6 million for the 26 weeks ended July 30, 2011. Cash provided by operating activities results primarily from operating income and changes in working capital. Cash provided by operating activities for the 26 weeks ended July 28, 2012 includes an income tax refund of approximately $6.6 million. Cash provided by operating activities for the 26 weeks ended July 30, 2011 includes a positive working capital impact from lengthening vendor payment terms implemented in early 2011.

Net cash used in investing activities was $20.6 million for the 26 weeks ended July 28, 2012 compared to $16.0 million for the 26 weeks ended July 30, 2011. Capital expenditures relate to information systems hardware and software and to new and existing store improvements. The increase in capital expenditures in 2012 relates primarily to an increase in new store improvements.

Net cash used in financing activities was $4.9 million for the 26 weeks ended July 28, 2012 compared to net cash provided by financing activities of $0.4 million for the 26 weeks ended July 30, 2011. During the 26 weeks ended July 28, 2012, we repurchased shares of common stock for $2.5 million and had payments on capital leases of $2.9 million. During the 26 weeks ended July 30, 2011, we repurchased shares of common stock for $2.4 million and received proceeds from stock option exercises of $2.5 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended January 28, 2012. There were no material changes to our market risk during the quarter ended July 28, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.

Based on the evaluation discussed above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weaknesses identified in the Company’s internal control over financial reporting described below.

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

The material weaknesses identified during 2012 have caused us to conclude that we had a material weakness in our control environment related to the level of information and communication between the finance department and other departmental functions being insufficient in preventing and detecting material misstatements to the Company’s financial statements. This material weakness contributed to the above material weaknesses.

The following material weakness was identified in 2011 and still existed as of July 28, 2012:

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

In addition to the remediation efforts set forth above, we re-evaluated the composition and structure of our finance organization and made several changes including replacing associates in several key positions, modifying associate responsibilities, adding resources and realigning reporting assignments to strengthen the skills and capabilities of the organization and to improve the level of information and communication between departmental functions. Additionally, we are implementing a quarterly sub-certification process whereby all members of upper management and certain other management will review our filings and confirm their responsibility for, among other things, the effectiveness of key controls in their functional areas and that they are unaware of inaccuracies or omissions in our financial statements.

Changes in Internal Control Over Financial Reporting

On May 27, 2012, we replaced our legacy information system with a new information system. The implementation of this new information system involved enhancements to the Company’s procedures for internal control over financial reporting including pre-implementation planning, design and testing, as well as post-implementation monitoring, testing and process modification to ensure the effectiveness of internal control over financial reporting.

Except for those enhancements made in connection with the new information system, there were no other changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended July 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various routine legal proceedings incidental to the conduct of our business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and our Form 10-Q/A for the fiscal period ended April 28, 2012, could materially and adversely affect our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended July 28, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 29, 2012 – May 26, 2012	39,651	$6.50	39,651	1,078,651
May 27, 2012 – June 30, 2012	491	$7.81	491	1,078,160
July 1, 2012 – July 28, 2012	2,570	$8.15	2,570	1,075,590

Total	42,712	$6.62	42,712	1,075,590

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

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