Form 10-Q
period 2012-10-27
STEIN MART INC
filed 2013-05-03
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

or

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

EXPLANATORY NOTE

This Form 10-Q of Stein Mart, Inc. (the “Company”) for the fiscal quarter ended October 27, 2012, includes restated Condensed Consolidated Financial Statements for the fiscal periods ended October 29, 2011 and includes the restated Condensed Consolidated Balance Sheet as of January 28, 2012.

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

In connection with the restatement of our financial statements described herein, management re-evaluated the Company’s internal controls over financial reporting and disclosure controls and procedures and determined that material weaknesses existed as of October 27, 2012. For a discussion of management’s consideration of the Company’s internal control over financial reporting and the material weaknesses identified, see Item 4.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	October 27, 2012	January 28, 2012	October 29, 2011
		(Restated) (1)	(Restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$104,121	$94,053	$101,941
Inventories	296,689	218,832	272,427
Prepaid expenses and other current assets	17,566	34,139	33,130

Total current assets	418,376	347,024	407,498
Property and equipment, net	125,582	109,990	107,041
Other assets	24,635	22,569	19,693

Total assets	$568,593	$479,583	$534,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$185,037	$106,063	$168,378
Accrued expenses and other current liabilities	65,499	68,063	69,682

Total current liabilities	250,536	174,126	238,060
Other liabilities	56,667	55,786	50,084

Total liabilities	307,203	229,912	288,144

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 43,608,228, 43,588,821 and 43,654,608 shares issued and outstanding, respectively	436	436	437
Additional paid-in capital	15,430	15,268	15,702
Retained earnings	246,866	235,386	229,493
Accumulated other comprehensive (loss) income	(1,342)	(1,419)	456

Total shareholders’ equity	261,390	249,671	246,088

Total liabilities and shareholders’ equity	$568,593	$479,583	$534,232

(1)	As described in Note 2 to these Condensed Consolidated Financial Statements, we have restated the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended October 27, 2012	13 Weeks Ended October 29, 2011	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011
		(Restated) (1)		(Restated) (1)

Net sales	$273,729	$263,232	$863,809	$846,999
Cost of merchandise sold	203,039	196,579	627,436	614,875

Gross profit	70,690	66,653	236,373	232,124
Selling, general and administrative expenses	74,431	69,690	217,306	208,941

Operating (loss) income	(3,741)	(3,037)	19,067	23,183
Interest expense, net	81	84	170	251

(Loss) income before income taxes	(3,822)	(3,121)	18,897	22,932
Income tax (benefit) expense	(2,163)	(1,425)	7,417	8,894

Net (loss) income	$(1,659)	$(1,696)	$11,480	$14,038

Net (loss) income per share:
Basic	$(0.04)	$(0.04)	$0.26	$0.31

Diluted	$(0.04)	$(0.04)	$0.26	$0.31

Weighted-average shares outstanding:
Basic	42,568	43,248	42,622	43,731

Diluted	42,568	43,248	42,769	44,038

(1)	As described in Note 2 to these Condensed Consolidated Financial Statements, we have restated the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	13 Weeks Ended October 27, 2012	13 Weeks Ended October 29, 2011	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011
		(Restated) (1)		(Restated) (1)

Net (loss) income	$(1,659)	$(1,696)	$11,480	$14,038
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations	26	—	77	—

Comprehensive (loss) income	$(1,633)	$(1,696)	$11,557	$14,038

(1)	As described in Note 2 to these Condensed Consolidated Financial Statements, we have restated the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011
		(Restated) (1)
Cash flows from operating activities:
Net income	$11,480	$14,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,245	13,610
Share-based compensation	3,769	2,544
Store closing charges	654	327
Loss on disposals of property and equipment	929	219
Deferred income taxes	(2,972)	11,422
Tax deficiency from equity issuances	(682)	(233)
Excess tax benefits from share-based compensation	(59)	(303)
Changes in assets and liabilities:
Inventories	(77,857)	(42,731)
Prepaid expenses and other current assets	15,105	(11,215)
Other assets	(1,235)	(639)
Accounts payable	78,974	72,833
Accrued expenses and other current liabilities	(1,219)	(1,830)
Other liabilities	5,559	3,144

Net cash provided by operating activities	49,691	61,186

Cash flows from investing activities:
Acquisition of property and equipment	(32,732)	(29,468)

Net cash used in investing activities	(32,732)	(29,468)

Cash flows from financing activities:
Capital lease payments	(4,025)	(2,056)
Excess tax benefits from share-based compensation	59	303
Proceeds from exercise of stock options and other	434	2,500
Repurchase of common stock	(3,359)	(10,242)

Net cash used in financing activities	(6,891)	(9,495)

Net increase in cash and cash equivalents	10,068	22,223
Cash and cash equivalents at beginning of year	94,053	79,718

Cash and cash equivalents at end of period	$104,121	$101,941

(1)	As described in Note 2 to these Condensed Consolidated Financial Statements, we have restated the Condensed Consolidated Financial Statements.

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

2. Restatement of Previously Issued Financial Statements

Our Condensed Consolidated Balance Sheets as of January 28, 2012 and October 29, 2011, our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the 13 and 39 weeks ended October 29, 2011 and our Condensed Consolidated Statement of Cash Flows for the 39 weeks ended October 29, 2011, have been restated for errors made with regard to inventory markdowns, leasehold improvement costs, compensated absences (paid vacation) and other errors further described below. The restated financial statements also reflect the correction of certain previously identified errors and out of period adjustments that were deemed immaterial to the annual or interim period in which they were recorded and have now been restated to properly reflect the corrections in the appropriate periods.

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

(4) Leased department commissions - We corrected the presentation of leased department commissions in the Condensed Consolidated Statements of Income. Leased department commissions were presented in Other income, net of related expenses and have been corrected to report Net sales (increase of $4.7 million and $14.8 million for the 13 and 39 weeks ended October 29, 2011, respectively) and SG&A (increase of $1.6 million and $4.9 million for the 13 and 39 weeks ended October 29, 2011, respectively) on a gross basis. There was no impact to Net income related to this change.

(5) Insurance-related assets and liabilities - We corrected the presentation of insurance-related assets and liabilities in the Condensed Consolidated Balance Sheets. The long-term portion of insurance assets ($7.1 million and $6.4 million as of January 28, 2012 and October 29, 2011, respectively) was previously incorrectly reported as Prepaid expenses and other current assets and is now reported as Other assets. The long-term portion of insurance liabilities ($11.5 million and $11.3 million as of January 28, 2012 and October 29, 2011, respectively) was previously incorrectly reported as Accrued expenses and other current liabilities and is now reported as Other liabilities. There was no impact on Total assets or Total liabilities related to this change.

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

The net effect of the adjustments on the Condensed Consolidated Statements of Income for the 13 and 39 weeks ended October 29, 2011 is as follows:

	Decrease (Increase) in Net Loss	Increase (Decrease) in Net Income
	13 Weeks Ended October 29, 2011	39 Weeks Ended October 29, 2011
Inventory markdowns	$(975)	$(2,122)
Leasehold improvement costs	453	1,442
Indirect overhead	2,409	2,126
Other	409	(1,562)

Total adjustments before tax	2,296	(116)
Income tax expense (benefit) from adjustments	886	(44)

Decrease in Net (loss) income:	$1,410	$(72)

The adjustments in “Other” in the 39 weeks ended October 29, 2011 relate primarily to the correction of a previously recorded out of period adjustment related to credit card reward income breakage of $2.0 million.

The following tables present the effect of the aforementioned adjustments on our Condensed Consolidated Balance Sheets as of January 28, 2012 and October 29, 2011 and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	As of January 28, 2012
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$94,053	$—		$94,053
Inventories	220,775	(1,943)	(1)	218,832
Prepaid expenses and other current assets	36,838	(2,699)	(2)(5)(7)	34,139

Total current assets	351,666	(4,642)		347,024
Property and equipment, net	104,141	5,849	(2)(7)	109,990
Other assets	17,409	5,160	(2)(5)	22,569

Total assets	$473,216	$6,367		$479,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,063	$—		$106,063
Accrued expenses and other current liabilities	72,731	(4,668)	(3)(5)	68,063

Total current liabilities	178,794	(4,668)		174,126
Other liabilities	35,084	20,702	(2)(5)	55,786

Total liabilities	213,878	16,034		229,912

Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 43,588,821 shares issued and outstanding	436	—		436
Additional paid-in capital	15,268	—		15,268
Retained earnings	245,053	(9,667)	(1)(2)(3)(7)	235,386
Accumulated other comprehensive loss	(1,419)	—		(1,419)

Total shareholders’ equity	259,338	(9,667)		249,671

Total liabilities and shareholders’ equity	$473,216	$6,367		$479,583

	As of October 29, 2011
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$102,495	$(554)	(7)	$101,941
Inventories	274,538	(2,111)	(1)(6)	272,427
Prepaid expenses and other current assets	38,681	(5,551)	(2)(5)(7)	33,130

Total current assets	415,714	(8,216)		407,498
Property and equipment, net	100,564	6,477	(2)(7)	107,041
Other assets	14,976	4,717	(2)(5)	19,693

Total assets	$531,254	$2,978		$534,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168,378	$—		$168,378
Accrued expenses and other current liabilities	74,641	(4,959)	(3)(5)	69,682

Total current liabilities	243,019	(4,959)		238,060
Other liabilities	32,305	17,779	(2)(5)	50,084

Total liabilities	275,324	12,820		288,144

Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 43,654,608 shares issued and outstanding	437	—		437
Additional paid-in capital	15,702	—		15,702
Retained earnings	239,335	(9,842)	(1)(2)(3)(6)(7)	229,493
Accumulated other comprehensive loss	456	—		456

Total shareholders’ equity	255,930	(9,842)		246,088

Total liabilities and shareholders’ equity	$531,254	$2,978		$534,232

The following tables present the effect of the aforementioned reclassifications and adjustments on our Condensed Consolidated Statements of Income for the 13 and 39 weeks ended October 29, 2011 and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	13 Weeks Ended October 29, 2011
	As Previously Reported	Reclassifications	Adjustments	Description of Adjustments	As Restated
Net sales	$258,520	$—	$4,712	(4)	$263,232
Cost of merchandise sold	199,264	—	(2,685)	(1)(2)(6)	196,579

Gross profit	59,256	—	7,397		66,653
Selling, general and administrative expenses	71,291	(3,560)	1,959	(2)(3)(4)(7)	69,690
Other income, net	6,602	(3,460)	(3,142)	(4)	—

Operating loss	(5,433)	100	2,296		(3,037)
Interest (income) expense, net	(16)	100	—		84

Loss before income taxes	(5,417)	—	2,296		(3,121)
Income tax benefit	(2,311)	—	886	(1)(2)(3)(6)(7)	(1,425)

Net loss	$(3,106)	$—	$1,410		$(1,696)

Net income per share:
Basic	$(0.07)	$—	$0.03		$(0.04)

Diluted	$(0.07)	$—	$0.03		$(0.04)

	39 Weeks Ended October 29, 2011
	As Previously Reported	Reclassifications	Adjustments	Description of Adjustments	As Restated
Net sales	$832,233	$—	$14,766	(4)	$846,999
Cost of merchandise sold	617,686	—	(2,811)	(1)(2)(6)	614,875

Gross profit	214,547	—	17,577		232,124
Selling, general and administrative expenses	211,581	(10,488)	7,848	(2)(3)(4)(7)	208,941
Other income, net	20,059	(10,214)	(9,845)	(4)	—

Operating income	23,025	274	(116)		23,183
Interest (income) expense, net	(23)	274	—		251

Income before income taxes	23,048	—	(116)		22,932
Income tax expense	8,938	—	(44)	(1)(2)(3)(6)(7)	8,894

Net income	$14,110	$—	$(72)		$14,038

Net income per share:
Basic	$0.31	$—	$—		$0.31

Diluted	$0.31	$—	$—		$0.31

The following tables present the effect of the aforementioned adjustments on our Condensed Consolidated Statements of Comprehensive Income for the 13 and 39 weeks ended October 29, 2011 and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	13 Weeks Ended October 29, 2011
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
Net loss	$(3,106)	$1,410	(1)(2)(3)(6)(7)	$ (1,696)
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations	—	—		—

Comprehensive loss	$(3,106)	$1,410		$ (1,696)

	39 Weeks Ended October 29, 2011
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
Net income	$14,110	$(72)	(1)(2)(3)(6)(7)	$14,038
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations	—	—		—

Comprehensive income	$14,110	$(72)		$14,038

The following table presents the effect of the aforementioned adjustments on our Condensed Consolidated Statement of Cash Flows for the 39 weeks ended October 29, 2011 and indicates the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	39 Weeks Ended October 29, 2011
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
Cash flows from operating activities:
Net income	$14,110	$(72)	(1)(2)(3)(6)(7)	$14,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,714	(104)	(2)(7)	13,610
Share-based compensation	2,544	—		2,544
Store closing charges	327	—		327
Loss on disposal of property and equipment	—	219	(7)	219
Deferred income taxes	11,652	(230)	(1)(2)(3)(6)(7)	11,422
Tax deficiency from equity issuances	(233)	—		(233)
Excess tax benefits from share-based compensation	(303)	—		(303)
Changes in assets and liabilities:
Inventories	(42,243)	(488)	(1)(6)	(42,731)
Prepaid expenses and other current assets	(13,339)	2,124	(2)(5)(7)	(11,215)
Other assets	(1,222)	583	(2)(5)	(639)
Accounts payable	72,833	—		72,833
Accrued expenses and other current liabilities	(2,878)	1,048	(3)(5)	(1,830)
Other liabilities	1,223	1,921	(2)(5)	3,144

Net cash provided by operating activities	56,185	5,001		61,186

Cash flows from investing activities:
Acquisition of property and equipment	(24,366)	(5,102)	(2)(7)	(29,468)

Net cash used in investing activities	(24,366)	(5,102)		(29,468)

Cash flows from financing activities:
Capital lease payments	(2,056)	—		(2,056)
Excess tax benefits from share-based compensation	303	—		303
Proceeds from exercise of stock options and other	2,500	—		2,500
Repurchase of common stock	(10,242)	—		(10,242)

Net cash used in financing activities	(9,495)	—		(9,495)

Net increase in cash and cash equivalents	22,324	(101)	(7)	22,223
Cash and cash equivalents at beginning of year	80,171	(453)	(7)	79,718

Cash and cash equivalents at end of period	$102,495	$(554)		$101,941

3. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have money market fund investments classified as cash equivalents which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $91.2 million at October 27, 2012, $83.1 million at January 28, 2012 and $78.1 million at October 29, 2011.

4. Gift Card and Merchandise Return Cards

During the second quarter of 2012, we updated certain assumptions on our obligations for unused gift and merchandise return card balances. For the 13 weeks ended October 27, 2012 and October 29, 2011, we recognized breakage income on unused gift and merchandise return cards of $0.1 million and $0.2 million, respectively. For the 39 weeks ended October 27, 2012 and October 29, 2011, we recognized breakage income on unused gift and merchandise return cards of $2.7 million and $0.7 million, respectively. Breakage income is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

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

The amount available for direct borrowing was $93.1 million at October 27, 2012, and is based on 90% of eligible credit card receivables and inventories less reserves, as defined in the Credit Agreement. The amount available for borrowing represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $6.9 million. The Credit Agreement contains customary affirmative and negative covenants, including limitations on granting of liens, certain investments, additional indebtedness, prepayments on indebtedness and disposition of inventory. We had no direct borrowings at October 27, 2012.

6. Income Taxes

The effective tax rate (“ETR”) for the third quarter of 2012 and 2011 was (56.6) percent and (45.7) percent, respectively. The ETR for the third quarter of 2012 and 2011 was a benefit rate due to the loss incurred in the quarter. The ETR for the 39 weeks ended October 27, 2012 and October 29, 2011 was 39.2 percent and 38.8 percent, respectively. The ETR for the 39 weeks ended October 27, 2012 and October 29, 2011 was higher than the statutory rate due primarily to the impact of non-deductible expenses related to post-retirement benefit costs.

7. Shareholders’ Equity

Stock Repurchase Plan

During the 39 weeks ended October 27, 2012, we repurchased 494,330 shares of our common stock at a total cost of $3.4 million. Repurchases during the 39 weeks ended October 29, 2011 were 1.4 million shares of our common stock at a total cost of $10.2 million.

Share-Based Compensation

For the 13 and 39 weeks ended October 27, 2012, and October 29, 2011, pre-tax share-based compensation expense was recorded as follows:

	13 Weeks Ended October 27, 2012	13 Weeks Ended October 29, 2011	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011

Cost of merchandise sold	$966	$409	$2,211	$1,695
Selling, general and administrative expenses	681	201	1,558	849

Total share-based compensation expense	$1,647	$610	$3,769	$2,544

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

The following table presents the calculation of basic and diluted (loss) earnings per share (shares in thousands):

	13 Weeks Ended October 27, 2012	13 Weeks Ended October 29, 2011	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011
		(Restated)		(Restated)

Basic (Loss) Earnings Per Common Share:
Net (loss) income	$(1,659)	$(1,696)	$11,480	$14,038
Income allocated to participating securities	—	—	317	380

Net (loss) income available to common shareholders	$(1,659)	$(1,696)	$11,163	$13,658

Basic weighted-average shares outstanding	42,568	43,248	42,622	43,731

Basic (loss) earnings per share	$(0.04)	$(0.04)	$0.26	$0.31

Diluted (Loss) Earnings Per Common Share:
Net (loss) income	$(1,659)	$(1,696)	$11,480	$14,038
Income allocated to participating securities	—	—	316	378

Net (loss) income available to common shareholders	$(1,659)	$(1,696)	$11,164	$13,660

Basic weighted-average shares outstanding	42,568	43,248	42,622	43,731
Incremental shares from share-based compensation plans	—	—	147	307

Diluted weighted-average shares outstanding	42,568	43,248	42,769	44,038

Diluted (loss) earnings per share	$(0.04)	$(0.04)	$0.26	$0.31

Due to the Company’s net loss position for the third quarters of 2012 and 2011, 1.3 million weighted average unvested restricted shares (participating securities) and 0.3 million weighted average common stock equivalents (non-participating securities) were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS for both periods. In addition, options to acquire shares and performance share awards totaling approximately 0.9 million and 1.7 million shares of common stock that were outstanding during the third quarters of 2012 and 2011, respectively, were not included in the computation of diluted loss per share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. Performance share awards were not included based on level of performance.

For the first 9 months of 2012 and 2011, options to acquire and performance share awards totaling approximately 0.9 million and 1.2 million shares of common stock, respectively, were not included in the computation of diluted earnings per share for the aforementioned reasons.

STEIN MART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the matters discussed in “Item 1A. Risk Factors” of our Form 10-K. Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are no guarantees of performance.

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

Financial Overview for the 13 and 39 weeks ended October 27, 2012

•

Sales were $273.7 million for the 13 weeks ended October 27, 2012, an increase from $263.2 million for the 13 weeks ended October 29, 2011, and $863.8 million for the 39 weeks ended October 27, 2012, an increase from $847.0 million for the 39 weeks ended October 29, 2011.

•	Comparable store sales increased 3.1 percent compared to the 13 weeks ended October 27, 2012, and increased 1.3 percent compared to the 39 weeks ended October 27, 2012.

•	Net loss was $1.7 million or $0.04 per diluted share for the 13 weeks ended October 27, 2012 and 13 weeks ended October 29, 2011.

•

Net income was $11.5 million or $0.26 per diluted share for the 39 weeks ended October 27, 2012 compared to net income of $14.0 million or $0.31 per diluted share for the 39 weeks ended October 29, 2011.

•

The effective tax rate was (56.6) percent for the 13 weeks ended October 27, 2012, compared to (45.7) percent for the 13 weeks ended October 29, 2011 and 39.2 percent for the 39 weeks ended October 27, 2012, compared to 38.8 percent for the 39 weeks ended October 29, 2011.

•

Cash and cash equivalents as of October 27, 2012 was $104.1 million compared to $94.1 million as of January 28, 2012, and $101.9 million as of October 29, 2011. We had no direct borrowings on our revolving credit agreement as of October 27, 2012, January 28, 2012, and October 29, 2011.

Stores

There were 262 stores open as of October 27, 2012 and October 29, 2011.

	13 Weeks Ended October 27, 2012	13 Weeks Ended October 29, 2011	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011

Stores at beginning of period	263	260	262	264
Stores opened during the period	3	2	5	2
Stores closed during the period	(4)	—	(5)	(4)

Stores at the end of period	262	262	262	262

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Income expressed as a percentage of our net sales:

	13 Weeks Ended October 27, 2012	13 Weeks Ended October 29, 2011	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011
		(Restated)		(Restated)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	74.2%	74.7%	72.6%	72.6%

Gross profit	25.8%	25.3%	27.4%	27.4%
Selling, general and administrative expenses	27.2%	26.4%	25.2%	24.6%

(Loss) income from operations	(1.4)%	(1.1)%	2.2%	2.8%
Interest expense, net	0.0%	0.0%	0.0%	0.0%

(Loss) income before income taxes	(1.4)%	(1.1)%	2.2%	2.8%
Income tax (benefit) expense	(0.8)%	(0.5)%	0.9%	1.1%

Net (loss) income	(0.6)%	(0.6)%	1.3%	1.7%

Net Sales. The following table compares net sales for the 13 and 39 weeks ended October 27, 2012 to the 13 and 39 weeks ended October 29, 2011 (dollar amounts in thousands):

	13 Weeks Ended October 27, 2012	13 Weeks Ended October 29, 2011	Increase	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011	Increase
		(Restated)			(Restated)

Net sales	$273,729	$263,232	$10,497	$863,809	$846,999	$16,810
Sales percent increase:
Total net sales			4.0%			2.0%
Comparable store sales			3.1%			1.3%

For the 13 weeks ended October 27, 2012, the comparable store sales increase was driven by higher units per transaction and higher number of transactions than the same period in the previous year. For the 39 weeks ended October 27, 2012, the comparable store sales increase was driven by higher average unit selling prices and higher number of transactions than the same period in the previous year.

Gross Profit. The following table compares gross profit for the 13 and 39 weeks ended October 27, 2012 to the 13 and 39 weeks ended October 29, 2011 (dollar amounts in thousands):

	13 Weeks Ended October 27, 2012	13 Weeks Ended October 29, 2011	Increase	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011	Increase
		(Restated)			(Restated)

Gross profit	$70,690	$66,653	$4,037	$236,373	$232,124	$4,249
Percentage of net sales	25.8%	25.3%	0.5%	27.4%	27.4%	0.0%

For the 13 weeks ended October 27, 2012, the increase in the gross profit rate was a result of lower markdowns, partially offset by lower initial markup and slightly higher occupancy and buying costs. Markdowns and initial markups were lower due to the company decreasing coupons and selectively lowering prices on certain merchandise in accordance with its new pricing strategy.

For the 39 weeks ended October 27, 2012, gross profit as a percent of sales was consistent with the prior year.

Selling, General and Administrative Expenses (“SG&A”). The following table compares SG&A expenses for the 13 and 39 weeks ended October 27, 2012 to the 13 and 39 weeks ended October 29, 2011, (dollar amounts in thousands):

	13 Weeks Ended October 27, 2012	13 Weeks Ended October 29, 2011	Increase	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011	Increase
		(Restated)			(Restated)
Selling, general and administrative expenses	$74,431	$69,690	$4,741	$217,306	$208,941	$8,365
Percentage of net sales	27.2%	26.4%	0.8%	25.2%	24.6%	0.6%

For the 13 weeks ended October 27, 2012, SG&A expenses increased primarily due to $2.1 million decrease in credit card program income, $2.2 million increase in store expenses, and $1.9 million increase in depreciation expense and partially offset by a $1.5 million decrease in advertising expenses. Credit card program income decreased primarily due to a performance-based incentive from GE Capital Retail Bank (“GE”) related to the final program year of our prior co-brand agreement received in 2011 as well as the elimination of new account fees when we entered into the Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement with GE in October 2011. Store expenses increased primarily due to higher compensation costs. Advertising expenses decreased due to the reduction of certain media usage.

For the 39 weeks ended October 27, 2012, SG&A expenses increased primarily due to $4.6 million decrease in credit card program income, $3.5 million increase in depreciation expense, $2.2 million increase in corporate expenses and $2.8 million increase in store expenses, partially offset by $3.5 million decrease in advertising expenses and $2.1 million increase in breakage income on unused gift cards and merchandise return cards. Corporate expenses increased primarily due to higher compensation and benefit costs. Store expenses increased primarily due to higher compensation costs, partially offset by a decrease in credit card interchange fees. The increase in breakage income on unused gift cards and merchandise return cards is a result of an update in our breakage assumptions during the second quarter of 2012. The decrease in credit card program income and advertising expenses and are due to aforementioned reasons.

Income Taxes. The following table compares income tax (benefit) expense for the 13 and 39 weeks ended October 27, 2012 to the 13 and 39 weeks ended October 29, 2011 (dollar amounts in thousands):

	13 Weeks Ended October 27, 2012	13 Weeks Ended October 29, 2011	Increase	39 Weeks Ended October 27, 2012	39 Weeks Ended October 29, 2011	Increase/ (Decrease)
		(Restated)			(Restated)
Income tax (benefit) expense	$(2,163)	$(1,425)	$738	$7,417	$8,894	$(1,477)
Effective tax rate	(56.6)%	(45.7)%	10.9%	39.2%	38.8%	0.4%

For the 13 weeks ended October 27, 2012 and October 29, 2011, the effective tax rate was a benefit rate due to the loss for each of the respective quarters. For the 39 weeks ended October 27, 2012 and October 29, 2011, the effective tax rate was higher than the statutory rate due primarily to the impact of non-deductible expenses related to post-retirement benefit costs.

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and a $100 million revolving credit facility with Wells Fargo Bank, N.A. Working capital is needed to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our working capital needs are lowest in the first quarter and highest at the end of the third quarter and beginning of the fourth quarter as we build inventories for the holiday selling season. As of October 27, 2012, we had cash and cash equivalents of $104.1 million and no direct borrowings under our revolving credit facility.

Net cash provided by operating activities was $49.7 million for the 39 weeks ended October 27, 2012 compared to net cash provided by operating activities of $61.2 million for the 39 weeks ended October 29, 2011. Cash provided by operating activities results primarily from operating income and changes in working capital. Cash provided by operating activities for the 39 weeks ended October 27, 2012 includes an income tax refund of approximately $6.6 million. Cash provided by operating activities for the 39 weeks ended October 29, 2011 includes a positive working capital impact from lengthening vendor payment terms implemented in early 2011.

Net cash used in investing activities was $32.7 million for the 39 weeks ended October 27, 2012 compared to $29.5 million for the 39 weeks ended October 29, 2011. Capital expenditures relate to information systems hardware and software as well as new and existing store improvements. The increase in capital expenditures relates primarily to an increase in new store improvements.

Net cash used in financing activities was $6.9 million for the 39 weeks ended October 27, 2012 compared to $9.5 million for the 39 weeks ended October 29, 2011. During the 39 weeks ended October 27, 2012, we repurchased shares of common stock for $3.4 million and had payments on capital leases of $4.0 million. During the 39 weeks ended October 29, 2011, we repurchased shares of common stock for $10.2 million, received proceeds from stock option exercises of $2.5 million and had payments on capital leases of $2.0 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended January 28, 2012. There were no material changes to our market risk during the quarter ended October 27, 2012.

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

The following material weakness was identified in 2011 and still existed as of October 27, 2012:

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

Identified in 2012:

Inventory Markdowns: We are implementing the following activities to remediate the markdown material weaknesses noted above: 1) Merchandising and financial management will update the existing policies and procedures to reflect the agreed upon characteristics of markdowns as promotional or permanent; 2) At quarter end, financial management will review markdown activity to determine if all items have been recorded in accordance with markdown policies; 3) At quarter end financial management will meet with merchandising management to review the seasonal inventory levels. Based on this analysis, they will assess comparability and appropriateness of permanent markdowns and related markdown levels; 4) Financial management will review promotional markdowns in detail to determine whether pricing actions before and after quarter-end indicate situations where markdowns should be more appropriately identified as permanent; and 5) Financial management will approve changes, if any, in seasonal merchandise mark out-of-stock dates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various routine legal proceedings incidental to the conduct of our business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and our Form 10Q/A for the fiscal period ended April 28, 2012, could materially and adversely affect our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended October 27, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 29, 2012 – August 25, 2012	69,371	$7.99	69,371	1,006,219
August 26, 2012 – September 29, 2012	32,938	$8.12	32,938	973,281
September 30, 2012 – October 27, 2012	1,992	$8.45	1,992	971,289

Total	104,301	$8.04	104,301	971,289

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

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