Form 10-K
period 2013-02-02
STEIN MART INC
filed 2013-05-03
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 28, 2012 was $221,218,432. For purposes of this response, executive officers and directors are deemed to be affiliates of the registrant and the holdings by non-affiliates was computed as 27,721,608 shares. At April 15, 2013, the Registrant had issued and outstanding an aggregate of 43,821,565 shares of its common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

Stein Mart, Inc. (the “Company”) is restating in this Annual Report on Form 10-K, its consolidated prior year financial statements arising primarily from errors made in inventory markdowns, leasehold improvement costs, compensated absences (paid vacation) and other matters described in Note 2 to the Consolidated Financial Statements. In addition, prior year financial statements also reflect the correction of certain previously identified errors and out of period adjustments that were deemed immaterial to the annual or interim periods in which they relate.

On November 6, 2012, the Board of Directors of the Company, based on the recommendation of the Audit Committee and in consultation with management, concluded that our previously issued financial statements contained errors and that investors should no longer rely upon the Company’s previously released financial statements. We subsequently determined that prior annual period financial statements should be restated in this Annual Report on Form 10-K. See Note 2 to the Consolidated Financial Statements for further information. All schedules and footnotes impacted indicate the restated amounts under the caption “Restated”.

In addition to the filing of this Form 10-K, we have filed an amendment to our quarterly report on Form 10-Q for the quarterly period ended April 28, 2012 to reflect the restated financial statements which includes restated unaudited interim financial statements for the comparable period in fiscal year 2011. We have also filed quarterly reports on Form 10-Q for the quarterly periods ended July 28, 2012 and October 27, 2012 that include restated unaudited interim financial statements for the comparative fiscal year 2011 periods.

We do not intend to amend any other annual reports on Form 10-K or quarterly reports on Form 10-Q for periods affected by these errors. As a result, our prior reports should no longer be relied upon.

This Form 10-K also reflects:

•	the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years 2011, 2010, 2009 and 2008; and

•	Management’s Discussion and Analysis of Financial Condition and Results of Operations based on the restated financial information.

The net effect of the adjustments on the Consolidated Statements of Income was to increase Net income by $0.1 million and $7.9 million for the years ended January 28, 2012 and January 29, 2011, respectively.

Increase (Decrease) in Net income:	2011	2010
Inventory markdowns	$655	$(707)
Leasehold improvement costs	1,937	2,037
Compensated absences	(134)	429
Other	(2,283)	47

Total adjustments before tax	175	1,806
Income tax expense (benefit) from adjustments	72	(6,127)

Increase in Net income	$103	$7,933

The adjustments in “Other” in 2011 relate primarily to the reversal of a previously recorded out of period adjustment related to credit card reward income breakage of $2.0 million. The tax benefit in 2010 is related to the reversal of the valuation allowance attributable to the increase in prior period deferred tax assets due to the cumulative impact of the restatement adjustments noted above. These deferred tax assets had a full valuation allowance in 2008 and 2009.

The decrease to retained earnings from the adjustments as of January 30, 2010 is as follows:

Inventory markdowns	$(1,891)
Leasehold improvement costs	(8,982)
Compensated absences	(6,737)
Other	(81)
Income tax effect of adjustments	(12)

Decrease to retained earnings	$(17,703)

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

OVERVIEW

Headquartered in Jacksonville, Florida, Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store. Our focused assortment of merchandise features current-season, moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions, all offered at prices competitive with off-price retail chains. Begun in the early 1900’s as a single store in Greenville, Mississippi, we operated 263 stores in 29 states as of February 2, 2013.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc., a Florida corporation, and its wholly-owned subsidiaries.

KEY STRATEGIC OBJECTIVES

Our mission is to provide current season, first-quality fashion apparel, shoes, accessories and home fashion merchandise at prices comparable to off-price retail chains in a convenient, attractive, easy-to-shop location. We believe our success and future growth will depend on the consistent execution of the following:

•	Having a desirable, current-season assortment of designer, brand name, exclusive and proprietary fashion apparel, accessories and home fashion merchandise,

•	Sourcing a wide range of key brands and maintaining strong partnerships with the vendors representing those brands,

•	Offering everyday low prices on fashion merchandise through buying methodologies and low cost operations,

•	Attracting repeat and new customers through marketing and advertising programs,

•	Having an attractive store appearance, appealing merchandise presentation and on-demand customer service, similar to a department or specialty store, and

•	Locations in regional, community and neighborhood shopping centers serving a more affluent customer.

TARGET CUSTOMER

Our target customer is a 35-55 year old woman who is both style conscious and value seeking. She is typically married and college educated. She may be multi-cultural, works at least part-time in a professional position and has above-average household income.

MERCHANDISING, PURCHASING AND PRICING

Our fashion assortment is driven primarily by seasonal fashion trends and a focus on name brand and designer merchandise complemented by a select program of private label and proprietary/exclusive merchandise. In 2012, approximately 10 percent of our sales were from private label or proprietary/exclusive merchandise. The majority of merchandise is consistent from store to store, with exceptions based on individual store selling characteristics, seasonal delivery fluctuations and regional preferences.

Our merchants purchase products from approximately 1,200 vendors. None of our vendors accounted for more than 5 percent of our total purchases during 2012. We buy a majority of our merchandise at the same time and from many of the same manufacturers as traditional department/specialty stores although we generally do not require the same level of front and back-end vendor concessions, such as advertising allowances, return privileges and markdown allowances, which are common and significant in the department store industry. As a result, we believe that our buyers are able to negotiate more favorable upfront pricing terms from vendors. We also purchase merchandise opportunistically when we believe a combination of the product and the price makes it a compelling addition to our assortment. In both instances, we reflect our savings in our pricing which passes on to our customers through everyday low pricing targeted to be competitive with off-price retail chains.

Our shoe department inventory is exclusively supplied and owned by DSW, Inc. (“DSW”). DSW’s buyers determine each season’s fashion footwear assortment. We operate the shoe department and receive a percentage of net revenue in accordance with a supply agreement (the “Supply Agreement”). Commissions from this leased department are included in Net sales reported in our Consolidated Statements of Income.

The following table reflects the percentage of our sales by major merchandise category, including shoe department sales, for the fiscal years indicated:

	2012	2011	2010
Ladies’ and Boutique apparel	45%	45%	46%
Ladies’ accessories	12%	13%	13%
Men’s	20%	20%	20%
Home	12%	11%	11%
Shoes	8%	8%	7%
Other	3%	3%	3%

	100%	100%	100%

LOCATIONS, GROWTH STRATEGY AND STORE APPEARANCE

On February 2, 2013, we operated 263 stores in 29 states. Our stores are located in the Northeast, Midwest, Southeast, Texas and the Southwest. We are most fully concentrated in the Southeast and Texas where 184 of our stores are located. Most locations are in neighborhood, community and regional shopping centers frequented by a more affluent customer. Our optimal co-tenants within these shopping centers cater to a similar target customer and include highly-frequented retail formats such as other apparel retailers, higher-end grocers and restaurants. All Stein Mart locations, including the corporate headquarters, are leased.

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

In 2010 we began selling selected merchandise offerings on the internet. This expanded to additional product offerings for 2011 and 2012. During 2012, we temporarily ceased selling merchandise on the internet as we realized we needed a world-class platform provider to maximize this important channel of business for us. Beginning in late 2013, we anticipate a relaunch of the internet site to sell merchandise. Internet sales in 2012, 2011 and 2010 amounted to less than 1% of sales.

CUSTOMER SERVICE

Our stores offer many services typically found in better department or specialty stores, such as a liberal merchandise return policy, merchandise locator service, a Preferred Customer program, co-branded credit card and private label credit card programs, and electronic gift cards. Each store is staffed with a number of sales associates to provide on-demand customer service. Our stores have their own Boutique, generally staffed by specially-recruited associates who typically work one day a week. We believe this staffing approach adds credibility and fashion integrity to the department.

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

Our advertising stresses upscale fashion merchandise at discount prices. We utilize a combination of full-color circulars (both inserted in newspapers and mailed directly to homes), direct mail, newspaper run of press (ROP) advertising, and email to distribute our sales promotion messages. To reach a broader audience, increase brand awareness and drive promotional events, we use both television and radio advertising. We utilize digital media including online advertising and have a presence on social networking sites, including Facebook and Twitter.

Our Preferred Customer Card program is an important marketing tool. Preferred Customer Card customers receive preview copies of select circulars mailed to their home, members only shopping days, birthday discounts and special email announcements. This program provides useful database information regarding customer preferences, habits and advertising receptivity.

Stein Mart Credit Card holders (co-branded and private label cards) receive advance notice of sales events and special promotional offers including Extra Savings Events which occur periodically throughout the year and provide incremental savings on purchases made with the Stein Mart credit card during these events.

Stein Mart co-branded credit card holders also participate in the credit card rewards program, which provides for an incentive to cardholders in the form of reward certificates based on their cumulative purchases made on the credit card.

We have an Internet site, www.steinmart.com, to promote Stein Mart’s fashion point of view, as well as provide information for customers regarding store locations, brands, products and selected sales promotion activity. Visitors to the website may apply for the co-branded credit card or private label credit card, sign up to be Preferred Customers, sign up for email notifications or purchase gift cards. Beginning in mid to late 2013, we anticipate a relaunch of the internet site to sell merchandise.

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

DISTRIBUTION

We utilize a third-party logistics network (“supply chain”) to move product through third-party consolidation centers located in New Jersey, Atlanta and Los Angeles to third-party store distribution centers (“DCs”) located in Atlanta, Dallas and Los Angeles. This supply chain methodology enables us to aggregate merchandise from all vendors at the DCs where it is received and checked to ensure it is floor ready for our stores. The DCs are automated and virtually all of our vendors are now electronic data interchange (“EDI”) capable so we are able to cross-dock a high percentage of our receipts. Store deliveries are made by contract carriers to the stores once or twice a week depending on location and store volume. We are in the process of transitioning from third-party operated store distribution centers to company-operated store distribution centers beginning in the second quarter of fiscal 2013.

EMPLOYEES

As of February 2, 2013, our work force consisted of approximately 10,900 employees (5,000 40-hour equivalent employees). Each of our stores employs an average of 40 persons. The number of employees fluctuates during the year based on the particular selling season.

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

AVAILABLE INFORMATION

Copies of our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those filings are available free of charge on the investor relations portion of our website at http://ir.steinmart.com (click on “SEC Filings”). Also available free of charge on the www.steinmart.com website (click on “About us”; click on “Corporate Governance”) are the charters for the Audit Committee, the Compensation Committee, the Corporate Governance Committee, and the Strategic Planning Committee, as well as the Code of Conduct and Corporate Governance Guidelines. Printed copies of these items are available free of charge upon request by writing Stein Mart, Inc., 1200 Riverplace Boulevard, Jacksonville, FL 32207, Attention: Stockholder Relations.

ITEM 1A.	RISK FACTORS

Our results of operations and financial condition can be adversely affected by numerous risks and uncertainties. In evaluating the Company, the risks and uncertainties described below and the matters described in “Forward-Looking Statements” should be considered carefully. Should any of these risks actually materialize, our business, financial condition, and future prospects could be negatively impacted.

Our sales and operating results are affected by consumer sensitivity to economic conditions. The retail apparel business is dependent upon consumer spending and, as a fashion retailer, we rely on the expenditure of discretionary income for most, if not all, of our sales. Economic factors impacting consumer confidence and levels of consumer spending include levels of employment, the housing market, prevailing interest rates, tax policies, personal bankruptcies, energy costs and availability and cost of credit. Consumer confidence is also affected by both domestic and international events. Deterioration in the level of consumer spending could have a material adverse effect on our results of operations.

We face intense competition in the retail industry. We face intense competition for customers from department stores, specialty stores, regional and national off-price retail chains and Internet and mail-order retailers. Many of these competitors are larger and have significantly greater financial and marketing resources than we do. In addition, many department stores and other competitors have become more promotional and have reduced their price points. Certain department stores and certain of our vendors have opened outlet stores which offer merchandise at prices that are competitive with ours. Many of our competitors have significant Internet sales. While we maintain an Internet site and have plans to start selling merchandise on the Internet in 2013, we currently only sell gift cards on the Internet. If we fail to successfully compete, our profitability and results of operations could be harmed.

Unanticipated changes in fashion trends and changing consumer preferences may adversely affect our sales. Our success depends in part upon our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner. Although we attempt to stay abreast of the fashion tastes of our customers and provide merchandise that satisfies customer demand, fashion trends can change rapidly and we cannot assure that we will accurately anticipate shifts in fashion trends and adjust our merchandise mix to appeal to changing consumer tastes in a timely manner. If we misjudge the market for our products or are unsuccessful in responding to changes in fashion trends or in market demand, we could experience insufficient inventory levels and missed opportunities, or excess inventory levels and higher markdowns, either of which would have a material adverse effect on our financial condition and results of operations.

Our advertising, marketing and promotional strategies may be ineffective. Our profitability and results of operations may be materially affected by the effectiveness and efficiency of our marketing expenditures and our ability to select the right markets and media in which to advertise. In particular, we may not be successful in our efforts to create greater awareness of our stores and promotions, identify the most effective and efficient level of spending in each market and specific media vehicle and determine the appropriate creative message and media mix for our advertising, marketing and promotional expenditures. While we utilize different types of media, daily newspapers are an important delivery vehicle for press advertising and circular insertions. The newspaper business is under increasing economic pressure, and the demise of certain newspapers would jeopardize an important distribution method for our advertising. As readers shift away from newspapers, our success will depend more on our effective use of other forms of media for our advertising, marketing and promotional strategies. Our planned marketing expenditures may not result in increased revenues. In addition, if we are not able to manage our marketing expenditures on a cost-effective basis, our profitability and results of operations could be materially adversely affected.

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

We may be unable to negotiate acceptable lease terms with current and potential landlords. Our growth and success depends in part on our ability to renew and enter into new leases for successful stores. There is no assurance that we will be able to re-negotiate leases at similar or satisfactory terms at the end of the lease, and we could be forced to move or exit trade areas if another favorable arrangement cannot be made. There is also no assurance that we will be able to negotiate satisfactory terms on new or replacement stores.

We may not be able to exit under-performing stores on acceptable terms. As part of our strategy, we close certain under-performing stores, generally based on the lack of store profitability. Such closures subject us to costs, including lease termination payments and the write-down of leasehold improvements, equipment, furniture, fixtures and inventory. For early terminations, we may remain liable for future lease obligations which could adversely affect our profitability and results of operations.

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

A lack of adequate sources of merchandise at acceptable prices may adversely affect our sales. Our business is dependent to a significant degree upon our ability to purchase fashion and brand name merchandise, and to do so at acceptable wholesale prices. We continuously seek out buying opportunities and compete for these opportunities with other retailers. In the event of a further decrease in retail sales and the resulting pressure on manufacturers, the opportunities to purchase merchandise could become limited by the consolidation or demise of merchandise vendors. Our ability to obtain merchandise may also depend on manufacturers’ ability to obtain vendor financing through banks and factoring companies. To the extent they are unable to secure sufficient credit, they may not be able to sell to us at acceptable terms. Although we do not depend on any single vendor or group of vendors and believe we can successfully compete in seeking out new vendors, the loss of key vendors could make it difficult for us to acquire sufficient quantities and an appropriate mix of merchandise, and to do so at acceptable prices which could have a material adverse effect on our results of operations.

Increases in the price of merchandise, could increase our costs which could negatively impact our margins. Our procurement of goods and services from outside the United States is subject to risks associated with political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade. In addition, our procurement of all our goods and services is subject to the effects of price increases which we may or may not be able to pass through to our customers. All of these factors may affect our ability to access suitable merchandise on acceptable terms and are beyond our control and could negatively impact our margins.

We are dependent on certain key personnel and our ability to attract and retain qualified employees. Our business is dependent on attracting and retaining quality employees. Many of our employees are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling the costs associated with hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. Our success also depends to a significant extent upon the efforts and abilities of our senior executives. Competition for key executives in the retail industry is intense, and our operations could be adversely affected if we cannot retain our key executives. Any circumstances that adversely impact our ability to attract, train, develop and retain quality individuals throughout the organization could adversely affect our business and results of operations.

Increases in the cost of employee benefits could impact our financial results and cash flow. Our expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could impact our financial results and cash flow. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. We are not able at this time to determine the impact that healthcare reform could have on the cost of our employee health benefits.

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

If the third parties that we currently rely on for a majority of the distribution aspects of our business experience labor strikes, increased fuel costs, or do not adequately perform our distribution functions, our business could be disrupted and our cost of goods could increase. We are dependent on our ability to receive merchandise in our stores throughout the United States in a timely manner. We currently depend on vendors and logistics providers to sort and pack substantially all of our merchandise and on third parties to deliver this merchandise to our stores. These vendors and logistics providers may experience labor strikes or other disruptions in the future, the resolution of which will be out of our control, and could result in a material disruption in our business. Any failure by these third parties to respond adequately to our distribution needs, including labor strikes or other disruptions in the business, would disrupt our operations and negatively impact our profitability. In addition, although fluctuations in the price of fuel have not materially affected our cost of goods in recent years, if we are unable to mitigate cost increases sufficiently through our pricing actions, our profitability may decrease.

We are planning to transition a majority of our distribution functions away from third-party vendors and logistics providers and will perform such functions in the future and if we experience any business interruptions or disruptions in the distribution process, our profitability could be materially impacted. We currently depend on third-party vendors and logistics providers to sort and pack substantially all of our merchandise and on third parties to deliver this merchandise to our stores. We are planning to transition all of our distribution centers and certain of our consolidation centers away from third parties and plan to perform these distribution functions internally in the future. In the event that we experience problems transitioning our third-party operated distribution centers or consolidation centers to us that impede the timeliness or fulfillment quality of the products being distributed, or any of our centers becomes inaccessible, or is otherwise not fully usable, it would have a material adverse effect on our ability to distribute our products, which in turn would have a material adverse effect on our sales, profitability, financial condition and operating performance.

Failure of information technology could disrupt operations and harm our business. The operation of our business and the effective execution of our merchandising and distribution strategies is dependent in large measure on the effectiveness of our information technology systems. The reliability and capacity of our information technology systems are critical and any disruptions affecting our information technology systems may have a material adverse impact on our business.

Unauthorized disclosure of sensitive or confidential customer or employee information could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business. As part of our normal course of business, we collect, process and retain sensitive and confidential customer and employee information. In addition, we accept and transmit credit card applications through our retail locations pursuant to our credit card agreement with GE Capital Retail Bank (“GE”). Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, such as GE, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our service providers, could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business.

We rely on a single supplier for shoes sold by our shoe department and disruptions with that supplier could materially affect our reputation, operations or financial results. We have an agreement with DSW to be the exclusive supplier of shoes sold in our shoe departments. We rely on DSW to determine the quantity and mix of shoes to be sold, the prices at which such items are to be sold and the fulfillment and continuing supply of inventory. If DSW was unable to provide us with sufficient amounts of inventory or inventory that meets the fashion preferences of our customers or if DSW was unable to continue being our supplier of shoes, we may attract fewer customers and experience a loss in net sales, which could materially affect our reputation, operations or financial results.

We have engaged a single third-party provider to create, operate and maintain our e-commerce website operations, and disruptions with the provider or in the services it provides to us could materially affect our reputation, operations or financial results. We have contracted with a single third party to create, operate and host our e-commerce website and provide related order fulfillment and customer service. We will rely on that party’s operational, privacy and security procedures and controls to operate and host our e-commerce business. Failure by such third party to adequately service these aspects of our e-commerce business could result in a prolonged disruption that affects our customers’ ability to utilize our website or receive product in a timely manner. As a result, we may lose customer sales and/or experience increased costs, which could materially affect our reputation, operations or financial results. In addition, the e-commerce operations also involve other risks that could have an impact on our results of operations including but not limited to diversion of sales from our physical stores, liability for online content, credit card fraud and risks related to the failure of the computer systems that operate the website and its related support systems, any of which could have a material adverse effect on our business.

Acts or threats of terrorism, violence or unfavorable political conditions could harm our business. Acts of terrorism or war may disrupt commerce and undermine consumer confidence, which could negatively impact our sales revenue by causing consumer spending to decline. Also, an act of terrorism or war, or the threat thereof, could negatively impact our business by interfering with our ability to obtain merchandise from vendors. Inability to obtain merchandise from our vendors or substitute suppliers at similar costs in a timely manner could have a material adverse effect on our operating results and financial condition.

Our failure to adequately protect our trademark Stein Mart®, and, to a lesser extent, the various other marks we use in conjunction with our private label merchandise program, may have a negative impact on our brand image. We believe that our trademark Stein Mart® and, to a lesser extent, the various other marks that we use in connection with our private label merchandise program, are important to us because we feel that these brands have characteristics unique to our business. We have obtained a federal registration of the Stein Mart® trademark and various other trademarks in the United States. We cannot assure you that the registrations that we have obtained will prevent the imitation of our business or infringement of our intellectual property rights by others. If we are unable to protect our brand or our brand becomes associated with lesser characteristics or otherwise carries a negative connotation, our brand image, and consequently the results of our operations, could be materially adversely affected.

Failure to comply with legal and regulatory requirements may adversely impact our business and results of operations. Our business is subject to many legal and regulatory requirements, including, among others, employment, trade, healthcare, tax, securities and privacy laws and regulations. In addition, in the future there may be legal or regulatory requirements or more stringent interpretations of applicable requirements, which could increase the complexity of the regulatory environment in which we operate and the cost of compliance.

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

We have identified material weaknesses in our internal control over financial reporting which may, if not remediated, result in additional material misstatements in our financial statements. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, “Controls and Procedures,” management identified material weaknesses in our internal control over financial reporting related to inventory markdowns, leasehold improvements, compensated absences (paid vacation), indirect overhead cost capitalization, software asset amortization periods and retirements, control environment and information technology communication. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of material weaknesses, our management concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. We are actively engaged in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Stores

The following table summarizes our store count activity during the last three fiscal years:

	2012	2011	2010
Stores at beginning of year	262	264	267
Stores opened during the year	6	3	2
Stores closed during the year	(5)	(5)	(5)

Stores at end of year	263	262	264

As of February 2, 2013, our stores operated in the following 29 states:

State	Number of Stores	State	Number of Stores
Alabama	9	Missouri	3
Arizona	10	Nevada	4
Arkansas	2	New Jersey	4
California	19	New York	3
Colorado	3	North Carolina	20
Florida	44	Ohio	8
Georgia	13	Oklahoma	4
Illinois	4	Pennsylvania	4
Indiana	7	South Carolina	12
Kansas	2	Tennessee	13
Kentucky	2	Texas	43
Louisiana	8	Utah	1
Massachusetts	1	Virginia	12
Michigan	1	Wisconsin	1
Mississippi	6

We lease all of our store locations, generally for 10 years with options to extend the lease term for two or more 5-year periods. We have the right to terminate some of these leases before the expiration date under specified circumstances and some with specified termination payments. Most of our leases provide for fixed minimum rents, as well as contingent amounts based on a percentage of sales in excess of specified levels. We also lease our 107,000 square foot corporate headquarters in Jacksonville, Florida and a distribution/warehouse facility in Georgia.

As of February 2, 2013, the current terms of our 263 stores (assuming we exercise all lease renewal options) were as follows:

Years Lease Term Expire	Number of Leases Expiring
2013	3
2014 – 2017	9
2018 – 2022	32
2023 – 2027	80
2028 and later	139

ITEM 3.	LEGAL PROCEEDINGS

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

Market Price and Related Matters

Our common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “SMRT”. On April 15, 2013, there were 914 shareholders of record. The following table sets forth the high and low sales prices of our common stock per NASDAQ for each quarter in the years ended February 2, 2013 and January 28, 2012:

	2012		2011
	High	Low	High	Low
First Quarter	$7.58	$6.02	$10.95	$7.75
Second Quarter	8.29	6.05	10.94	8.05
Third Quarter	9.34	7.58	9.66	5.65
Fourth Quarter	8.88	6.56	7.48	5.96

Dividends

On November 27, 2012, the Board of Directors declared a special cash dividend of $1.00 per common share that was paid on December 24, 2012 to shareholders of record on December 10, 2012. There were no cash dividends declared or paid in fiscal 2011.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the quarter ended February 2, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 28, 2012 – November 24, 2012	601	$7.52	601	970,688
November 25, 2012 – December 29, 2012	79,755	7.21	79,755	890,933
December 30, 2012 – February 2, 2013	—	—	—	890,933

Total	80,356	$7.21	80,356	890,933

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors.

Equity Compensation Plan Information

The following table presents information about our common stock that may be issued under equity-based compensation plans as of February 2, 2013:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	(b) Weighted- average exercise price of outstanding options, warrants and rights ($) (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (in thousands)
Equity compensation plans approved by shareholders	3,269	$8.63	4,388
Equity compensation plans not approved by shareholders	—	—	—

Total	3,269	$8.63	4,388

(1)	The weighted average exercise price does not take into account 1.7 million shares issuable related to restricted stock and performance share awards which have no exercise price.

Performance Graph

The following graph compares the cumulative five-year stockholder return on our common stock with the cumulative total return to the NASDAQ Composite Index and the S&P 500 Apparel Retail Index. The comparison assumes $100 was invested at the beginning of the five year period in Stein Mart, Inc. stock and in each of the indices shown and assumes reinvestment of any dividends.

	2/2/2008	1/31/2009	1/30/2010	1/29/2011	1/28/2012	2/2/2013
Stein Mart, Inc.	$100.00	$19.9	$134.6	$142.9	$133.2	$178.3
NASDAQ Composite	100.00	62.0	90.9	114.9	122.7	140.6
S&P 500 Apparel Retail	100.00	50.1	99.1	129.8	171.1	230.8

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (Dollars in Thousands, Except Per Share and Per Square Foot Data)

The following selected consolidated financial data for 2012, 2011 and 2010 have been derived from our audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto and the other information contained elsewhere in this Form 10-K. The selected consolidated financial data for 2009 and 2008 have been derived from our unaudited Consolidated Financial Statements not included herein. See the “Explanatory Note” to this Annual Report on Form 10-K and Note 2 to our Consolidated Financial Statements in Item 8 for further information regarding the restated financial information presented below.

Other than our Quarterly Report on Form 10-Q/A for April 28, 2012 and our Quarterly Reports on Form 10-Q for the quarterly periods ended on July 28, 2012 and October 27, 2012, the financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in previously-filed reports should no longer be relied upon.

	2012 (1)	2011 (5)	2010 (5)	(Unaudited) 2009 (6)	(Unaudited) 2008 (6)
		(Restated)	(Restated)	(Restated)	(Restated)

Consolidated Statement of Operations Data:
Net sales	$1,232,366	$1,177,951	$1,201,081	$1,235,958	$1,345,042
Cost of merchandise sold	889,736	858,335	868,415	882,716	1,016,160

Gross profit	342,630	319,616	332,666	353,242	328,882
Selling, general and administrative expenses	306,407	287,184	277,330	319,317	401,193

Operating income (loss)	36,223	32,432	55,336	33,925	(72,311)
Interest expense, net	225	286	338	650	1,961

Income (loss) before income taxes	35,998	32,146	54,998	33,275	(74,272)
Income tax expense (benefit)	10,971	12,215	(1,688)	10,869	(1,519)

Net income (loss)	$25,027	$19,931	$56,686	$22,406	$(72,753)

Basic income (loss) per share	$0.57	$0.45	$1.28	$0.52	$(1.76)
Diluted income (loss) per share	$0.57	$0.44	$1.26	$0.51	$(1.76)
Cash dividends paid per share	$1.00	$—	$0.50	$—	$—

Consolidated Operating Data:
Stores open at end of period	263	262	264	267	276
Sales per store (2)	$4,879	$4,793	$4,813	$4,845	$5,113
Sales per square foot (3)	$169	$161	$161	$160	$170
Comparable store net sales increase (decrease) (4)	2.7%	(1.1)%	(1.8)%	(5.6)%	(10.9)%

Consolidated Balance Sheet Data:
Working capital	$136,352	$172,898	$171,038	$153,356	$203,862
Total assets	491,709	479,583	442,023	402,434	453,403
Long-term debt	—	—	—	—	100,000
Capital lease obligations/long-term	—	1,480	—	—	—
Total shareholders’ equity	234,034	249,671	237,481	197,986	169,794

(1)	2012 is a 53-week year; all others are 52-week years.
(2)	Sales per store is calculated by dividing (a) total sales including shoe department sales for stores open at the end of the year, excluding stores open for less than 12-months by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Internet sales are excluded from the calculation.
(3)	Sales per square foot is calculated by dividing (a) total sales including shoe department sales for stores open at the end of the year, excluding stores open for less than 12 months by (b) square footage for stores open at the end of the year, excluding stores open for less than 12 months. Internet sales are excluded from the calculation.
(4)	Comparable store sales information for a period reflects stores open throughout that period and for the same 52-week period in the prior year and internet sales, except for the year 2012. Comparable store net sales increase for 2012 compares sales for the 52 weeks ended January 26, 2013 to the 52 weeks ended January 28, 2012. Comparable store sales does not include leased department commissions.
(5)	See Note 2, “Restatement of Financial Statements” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for the effect of these corrections and changes.
(6)	This period has been restated to conform with the corrections and changes as discussed in Note 2, “Restatement of Financial Statements” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis set forth below in this Item 7 has been amended and restated to reflect the restatement of our financial statements as described in the Explanatory Note to this Annual Report on Form 10-K and in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. The following discussion and analysis contains forward-looking statements which involve risks and uncertainties, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the table of contents.

Overview

We are a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices comparable to off-price retail chains. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions.

2012 Highlights

Comparable store sales for 2012 increased 2.7 percent compared to 2011 and total sales increased 4.6 percent. Net income for 2012 was $25.0 million or $0.57 per diluted share compared to $19.9 million or $0.44 per diluted share for 2011.

Cash and cash equivalents at year-end 2012 was $67.2 million after payment of a $43.8 million dividend, compared to $94.1 million at year-end 2011. We had no outstanding debt at fiscal year-end.

2013 Outlook

In 2013, we are continuing to embrace our value proposition with controlled couponing and even lower prices on selected merchandise. Our goal is to build on the sales increases we experienced in 2012 primarily by deepening our relationship with existing customers, attracting new customers and increasing our share of existing customers’ spending.

We expect the following factors to influence our business in 2013:

•	The gross profit rate is expected to be slightly lower than in 2012 as we continue to manage our selling prices and couponing and from lower margins on e-commerce sales in the second half of the year.

•	Selling, general and administrative (“SG&A”) expenses are expected to increase approximately $3-4 million as a result of the following:

•	We will incur approximately $3.0 million in start-up costs related to the launch of our new e-commerce business and the transition of our supply chain from third-party to company-operated locations.

•	Depreciation will increase by approximately $3.0 million as a result of recent years’ investments in capital.

•

2012 SG&A included the impact of certain expenses and income not expected to reoccur in 2013, including $4.0 million of professional fees related to the restatement of our financial statements and $2.1 million of breakage income on unused gift and merchandise return cards as a result of changes in breakage assumptions.

•	The effective tax rate for the year is expected to be approximately 39.5 percent.

•	Current plans are to open four stores, close three stores and relocate four stores to better locations in their respective markets in 2013.

•

Capital expenditures for 2013 are expected to be approximately $34 million, including $14 million for continuing information system upgrades, $5 million for distribution center equipment and software, and the remainder for new and relocated stores, store remodels and new fixtures.

We will be launching our new e-commerce business in mid to late 2013 with a representative merchandise selection. This will enable us to reach new customers and increase our share of existing customers’ spend through a multi-channel approach. As noted above, this initiative will actually have a negative bottom line impact in 2013 from start-up costs and margins that are lower than for our brick and mortar stores due to relatively high fulfillment costs at our initial expected sales volume levels. This is an important initiative from which we expect significant future benefit as we grow our sales.

Another important initiative for 2013 is the transition of our supply chain distribution centers from third-party to company-operated locations beginning in the second quarter. While this change will not result in an immediate savings in distribution expenses due to start-up costs and an initial capital investment in equipment and software, this initiative offers an excellent return on our investment with positive impact starting in 2014.

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Income expressed as a percentage of net sales:

	2012	2011	2010
		(Restated)	(Restated)

Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	72.2%	72.9%	72.3%

Gross profit	27.8%	27.1%	27.7%
Selling, general and administrative expenses	24.9%	24.4%	23.1%

Operating income	2.9%	2.7%	4.6%
Interest expense, net	0.0%	0.0%	0.0%

Income before income taxes	2.9%	2.7%	4.6%
Income tax expense (benefit)	0.9%	1.0%	(0.1)%

Net income	2.0%	1.7%	4.7%

2012 Compared to 2011

Net Sales. The following table provides net sales for fiscal 2012 compared to fiscal 2011 (dollar amounts in thousands):

	2012	2011	Increase
		(Restated)

Net sales	$1,232,366	$1,177,951	$54,415
Sales percent increase:
Total net sales			4.6%
Comparable store sales			2.7%

The comparable store sales increase was driven by increases in the number of transactions, the average units per transaction, and average unit retail prices.

Gross Profit. The following table compares gross profit for fiscal 2012 to fiscal 2011 (dollar amounts in thousands):

	2012	2011	Increase
		(Restated)

Gross profit	$342,630	$319,616	$23,014
Percentage of net sales	27.8%	27.1%	0.7%

Gross profit as a percent of sales for 2012 increased from 2011 primarily due to lower markdowns resulting from our strategy of reducing coupons applicable to our regular-priced merchandise.

Selling, General and Administrative Expenses. The following table compares SG&A expenses for fiscal 2012 to fiscal 2011 (dollar amounts in thousands):

	2012	2011	Increase
		(Restated)

Selling, general and administrative expenses	$306,407	$287,184	$19,223
Percentage of net sales	24.9%	24.4%	0.5%

SG&A expenses increased primarily due to a $9.4 million increase in corporate expenses, $5.2 million increase in store expenses, $5.3 million increase in depreciation expense, $4.1 million decrease in credit card program income and a $1.0 million decrease in other income, partially offset by a $3.7 million decrease in advertising expenses and $2.1 million increase in breakage income on unused gift cards and merchandise return cards.

Corporate expenses increased primarily due to $4.0 million in legal and accounting costs related to the restatement as well as higher compensation and benefit costs. Store expenses increased primarily due to higher compensation costs, partially offset by a decrease in credit card interchange fees. Credit card program income decreased primarily due to a performance-based incentive from GE Capital Retail Bank (“GE”) related to the final program year of our prior co-brand agreement received in 2011 as well as the elimination of new account fees when we entered into the Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement

with GE in October 2011. Advertising expenses decreased due to the reduction of certain media usage. The increase in breakage income on unused gift cards and merchandise return cards is a result of an update in our breakage assumptions during the second quarter of 2012.

Income Taxes. The following table compares income tax expense for fiscal 2012 to fiscal 2011 (dollar amounts in thousands):

	2012	2011	Decrease
		(Restated)

Income tax expense	$10,971	$12,215	$(1,244)
Effective tax rate (“ETR”)	30.5%	38.0%	(7.5)%

Income tax expense for 2012 was favorably impacted by non-taxable income related to the elimination of post-retirement life insurance benefit of $6.4 million.

2011 Compared to 2010

Net Sales. The following table provides net sales for fiscal 2011 compared to fiscal 2010 (dollar amounts in thousands):

	2011	2010	Decrease
	(Restated)	(Restated)

Net sales	$1,177,951	$1,201,081	$(23,130)
Sales percent decrease:
Total net sales			(1.9)%
Comparable store sales			(1.1)%

The comparable store sales decrease was driven by decreases in the number of transactions and the average units per transaction, partially offset by an increase in average unit retail prices.

Gross Profit. The following table compares gross profit for fiscal 2011 to fiscal 2010 (dollar amounts in thousands):

	2011	2010	Decrease
	(Restated)	(Restated)

Gross profit	$319,616	$332,666	$(13,050)
Percentage of net sales	27.1%	27.7%	(0.6)%

Gross profit as a percent of sales decreased for 2011 from 2010 primarily due to higher occupancy and buying costs and the negative leverage on lower sales.

Selling, General and Administrative Expenses. The following table compares SG&A expenses for fiscal 2011 to fiscal 2010 (dollar amounts in thousands):

	2011	2010	Increase
	(Restated)	(Restated)

Selling, general and administrative expenses	$287,184	$277,330	$9,854
Percentage of net sales	24.4%	23.1%	1.3%

SG&A expenses increased $9.9 million due to a $9.3 million decrease in breakage income on unused gift cards and merchandise return cards, a $2.9 million increase in advertising expenses, a $2.7 million increase in corporate expenses, a $0.7 million increase in depreciation expense and a $0.4 million decrease in other income. These increases were partially offset by a $4.5 million decrease in stores expenses, $1.0 million higher income from the credit card program and $0.8 million decrease in asset impairment and store closing charges.

In 2010 we incurred a $1.2 million charge associated with changing our physical inventory process and recorded $9.7 million of income related to breakage on gift cards, neither of which reoccurred in 2011. The increase in corporate expenses include unfavorable market value changes in the cash surrender value of insurance contracts underlying our executive split-dollar insurance plans for 2011 compared to 2010 and higher information systems expenses. Store expense reductions include $3.5 million for the elimination of operating costs from closed stores and a $1.0 million savings in credit card interchange fees. The increase in credit card income includes a $1.6 million performance-based incentive related to the final year of our prior co-brand program agreement. Asset impairment and store closing charges decreased this year due to lower lease termination fees.

Income Taxes. The following table compares income tax expense for fiscal 2011 to fiscal 2010 (dollar amounts in thousands):

	2011	2010	Increase
	(Restated)	(Restated)

Income tax expense (benefit)	$12,215	$(1,688)	$13,903
Effective tax rate (“ETR”)	38.0%	(3.1)%	41.1%

Income tax expense for 2010 was favorably impacted by the reversal of the deferred tax asset valuation allowance established in 2008. Excluding this favorable tax adjustment, the ETR was 36.0 percent in 2010 due to favorable settlements of state income tax examinations. During 2011, there was no valuation allowance impact.

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

As of February 2, 2013, we had $67.2 million in cash and cash equivalents and $93.2 million of borrowing availability under our Credit Agreement. We believe that we will continue to generate positive cash flows from operations on a full year basis. Internally generated cash, along with our available cash and borrowing capacity under the revolving credit agreement, will provide the means needed to fund our operations.

The following table presents cash flows data for fiscal 2012, fiscal 2011 and fiscal 2010 (in thousands):

Cash provided by (used in):	2012	2011	2010
		(Restated)	(Restated)

Operating activities	$71,339	$64,584	$49,093
Investing activities	$(45,426)	$(38,012)	$(28,798)
Financing activities	$(52,733)	$(12,237)	$(20,886)

Cash provided by operating activities

Net cash provided by operating activities was $71.3 million for fiscal 2012 compared to net cash provided by operating activities of $64.6 million for fiscal 2011. Cash provided by operating activities results primarily from operating income and changes in working capital. Cash provided by operating activities for fiscal 2012 was positively impacted by an income tax refund of approximately $6.6 million. Cash provided by operating activities for fiscal 2011 includes a positive working capital impact from lengthening vendor payment terms implemented in early 2011 which did not reoccur in 2012.

Net cash provided by operating activities was $64.6 million for fiscal 2011 compared to net cash provided by operating activities of $49.1 million for fiscal 2010. Cash provided by operating activities results primarily from operating income and changes in working capital. Cash provided by operating activities for fiscal 2011 includes a positive working capital impact from lengthening vendor payment terms implemented in early 2011.

Cash used in investing activities

Net cash used in investing activities was solely for capital expenditures. Capital expenditures in 2012, 2011 and 2010 include approximately $20 million, $20 million and $19 million, respectively, for systems improvements, with the largest portion for our new merchandise information system. The remaining capital amounts are for opening and remodeling stores, including upgrades to fitting rooms, lighting, flooring and fixtures. We also replaced our point-of-sale system hardware during 2011, primarily with assets acquired through capital leases.

We expect to invest approximately $34 million in capital expenditures in 2013, with $14 million for continuing information systems upgrades, $5 million for distribution center equipment and software and the remainder for new and relocated stores, store remodels and new fixtures. The cost of opening a new store ranges from $550,000 to $600,000 for fixtures, equipment, leasehold improvements and pre-opening costs (primarily advertising, stocking and training). Pre-opening costs are expensed at the time of opening. Initial inventory investment for a new store is approximately $800,000.

Cash used in financing activities

Financing activities in 2012 include $43.8 million for payment of a special dividend of $1.00 per share. Financing activities for 2010 also include $22.2 million for payment of a special dividend of $0.50 per share. There were no dividends paid in 2011. During 2012 we repurchased 0.6 million shares of our common stock at a cost of $3.9 million. During 2011 we repurchased 1.7 million shares of our common stock at a cost of $12.1 million compared to 0.9 million shares at a cost of $7.1 million in 2010.

Capital lease payments were $6.1 million and $3.4 million for 2012 and 2011, respectively. There were no capital lease payments in 2010.

In October 2011, we entered into an amended and restated revolving credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. The Credit Agreement provides for a $100 million senior secured revolving credit facility which can be increased to $150 million. The Credit Agreement matures on February 28, 2017. The amount available for borrowing was $93.2 million at February 2, 2013 and is based on 90% of eligible credit card receivables and inventories less reserves, as defined in the Credit Agreement. The amount available for borrowing represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $6.8 million. We did not use our revolving credit facility in 2012 or 2011, other than for outstanding letters of credit. We had no direct borrowings at February 2, 2013.

Impact of Inflation

Although we expect that our operations will be influenced by general economic conditions, including rising food, fuel and energy prices, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by such factors in the future.

Contractual Obligations

The following table sets forth our contractual obligations at February 2, 2013 (in thousands):

	Total	Less than 1 Year	1 – 2 Years	3 – 5 Years	After 5 Years

Operating leases	$368,770	$75,119	$68,788	$141,790	$83,073
Capital leases	2,197	2,197	—	—	—
Purchase obligations (a)	112,570	112,570	—	—	—

Total	$483,537	$189,886	$68,788	$141,790	$83,073

(a)	Represent open purchase orders with vendors for merchandise not yet received and recorded on our Consolidated Balance Sheet.

The above table does not include long-term debt as we did not have any direct borrowings under our senior revolving credit facility at February 2, 2013. Other long-term liabilities on the balance sheet include the liability for unrecognized tax benefits, deferred compensation, deferred rent liability, postretirement benefit liability and other long-term liabilities that do not have specific due dates, so are excluded from the preceding table. Other long-term liabilities also include long-term store closing reserves, a component of which is future minimum payments under non-cancelable leases for closed stores. These future minimum lease payments for these closed stores total $1.9 million and are included in the above table.

Off-Balance Sheet Arrangements

We have outstanding standby letters of credit totaling $6.8 million securing certain insurance programs at February 2, 2013. If certain conditions were to occur under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, we do not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements that could affect our financial condition.

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

Retail Inventory Method and Inventory Valuation. Inventories are valued using the lower of cost or market value, determined by the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. The use of the retail inventory method results in valuing inventories at lower of cost or market as permanent markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markup, markdowns and shrinkage, which significantly affect the ending inventory valuation at cost as well as the corresponding charge to cost of goods sold. In addition, failure to take appropriate permanent markdowns currently can result in an overstatement of inventory.

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

Vendor Allowances. We receive allowances from some of our vendors primarily related to markdown reimbursement, damaged/defective merchandise and vendor compliance issues. Vendor allowances are recorded when earned. Allowances received from vendors related to profitability of inventory recently sold are reflected as reductions to cost of merchandise sold in the later of the period that the merchandise markdown is incurred or the allowance is negotiated. Allowances received from vendors related to damaged/defective inventory are reflected as reductions to the cost of merchandise as it is received. Allowances received due to vendors’ failure to comply with our policies (primarily violations of shipping and merchandise preparation requirements) are reflected as a reduction of the cost of the merchandise when compliance issues are identified during the receiving process. Although it is unlikely that there will be a significant reduction in historical levels of vendor support, if a reduction were to occur, we could experience higher cost of merchandise sold.

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment charge is the excess of the carrying value of the asset over its fair value. Fair value, as used in our asset impairment calculations, is based on the best information available, including prices for similar assets. Impairment reviews are performed for individual stores during the fourth quarter, or more frequently should circumstances change. A significant change in cash flows could result in an increase in asset impairment charges. During 2012, 2011 and 2010, we recorded $0.5 million, $1.2 million and $1.2 million, respectively, in asset impairment charges.

Store Closing Costs. We record costs associated with store closing activities when they are incurred, generally the cease-use date. Lease termination costs are recorded net of estimated sublease income that could reasonably be obtained for the properties. In the event we are not successful in subleasing closed store locations, additional store closing costs may be recorded. During 2012, 2011 and 2010, we recorded $1.0 million, $1.2 million and $1.9 million, respectively, in store closing charges.

Insurance Reserves. We use a combination of insurance and self-insurance for various risks including workers’ compensation, general liability and associate-related health care benefits. We are responsible for paying the claims that are less than the insured limits. The reserves recorded for these claims are actuarially estimated based on claims filed and claims incurred but not reported. These reserve estimates are adjusted based upon actual claims filed and settled. The estimated accruals for these reserves could be significantly affected if future claims differ from historical trends and other actuarial assumptions. As of February 2, 2013 and January 28, 2012, insurance reserves of $16.8 million and $16.5 million, respectively, were included in Accrued expenses and other current liabilities and Other liabilities. Historically, our actuarial estimates have not been materially different from actual results.

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

We perform a quarterly assessment of our net deferred tax assets to determine realization. There was no valuation allowance required as of February 2, 2013 or January 28, 2012. As of January 30, 2010, the Company had a valuation allowance on its net deferred tax asset which was released in 2010.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The amended guidance requires most entities to present changes in net income and other comprehensive income in either a single statement of comprehensive income or two separate, but consecutive, statements. The objective of these amendments is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. We adopted this guidance in fiscal 2012 and have included the addition of the Consolidated Statements of Comprehensive Income in our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through borrowings under our revolving credit facility which are at variable rates. The facility permits debt commitments up to $100 million, which can be increased to $150 million, has a February 2017 maturity date and bears interest at spreads over the prime rate and LIBOR. We had no borrowings under our revolving credit facility during 2012, other than fees charged by the lender and outstanding letters of credit.

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

None.

ITEM 9A.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. In light of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the date of that evaluation.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of February 2, 2013. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was not effective as of February 2, 2013 due to the identification of the material weaknesses discussed below.

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

The following material weaknesses were identified in 2012. These led to errors which resulted in the need to restate our 2010 and 2011 financial statements and our interim financial statements for the first quarter of 2012 and each interim period in 2011. The resulting misstatements are more fully described in Note 2 Restatement of Previously Issued Financial Statements in the financial statements included in this Form 10-K.

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

Leasehold improvement costs: We did not maintain effective internal controls over leasehold improvements that impacted the presentation and disclosure and accuracy of the accounting for and disclosures of Prepaid expenses and other current assets, Property and equipment, net, Other assets, Other liabilities, Cost of merchandise sold and Selling, general & administrative expenses. Specifically, we did not design effective controls for financial management to adequately validate the assertions made by real estate operations management regarding the future value of leasehold improvements made by the Company and consequently did not record tenant improvement allowances (“TIA”) provided by landlords for our stores in accordance with accounting standards. TIA provided as leasehold incentives to us was thus improperly netted against property and equipment instead of being accounted for as a deferred rent credit. This material weakness resulted in the misstatement of our Prepaid expenses and other current assets, Property and equipment, net, Other assets, Other liabilities, Cost of merchandise sold and Selling, general & administrative expenses.

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

The following additional material weakness was identified in the third quarter of 2011 and still existed as of February 2, 2013:

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

The effectiveness of the Company’s internal control over financial reporting as of February 2, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included on page F-1 herein.

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

Our management has discussed the material weaknesses described above with our Audit Committee and external auditors. To remediate the material weaknesses we have implemented, are implementing and/or plan to implement a number of measures, including those listed below.

Identified in 2012:

Inventory Markdowns: We are implementing the following activities in 2013 to remediate the markdown material weaknesses noted above: 1) Merchandising and financial management will update the existing policies and procedures to reflect the agreed upon characteristics of markdowns as promotional or permanent; 2) At quarter end, financial management will review markdown activity to determine if all items have been recorded in accordance with markdown policies; 3) At quarter end financial management will meet with merchandising management to review the seasonal inventory levels. Based on this analysis they will assess comparability and appropriateness of permanent markdowns and related markdown levels; 4) Financial management will review promotional markdowns in detail to determine whether pricing actions before and after quarter end indicate situations where markdowns should be more appropriately identified as permanent; and 5) Financial management will approve changes, if any, in seasonal merchandise mark out-of-stock dates.

Leasehold improvement costs: We are implementing the following activities in 2013 to remediate the leasehold accounting material weakness noted above: 1) The existing policy and procedures related to leases will be updated to reflect the proper accounting treatment of lease terms and financial management will review the terms of all new leases that contain TIA in accordance with the new policy to determine that leasehold improvements and deferred rent credits are correctly recorded; 2) The finance department will meet with real estate management annually to review the lease accounting policy and validate the underlying assertions made by the real estate department upon which the policy is predicated; and 3) We will be purchasing a software application that in addition to streamlining our processes for tracking and recording leases will facilitate communication between finance and our real estate department.

Compensated absences (paid vacation): We are implementing the following activities in 2013 to remediate the compensated absences (paid vacation) material weakness noted above: The accounting policy for recording accrued vacation will be updated by the finance department to reflect the proper accounting treatment of compensated absences (paid vacation) in accordance with the Company’s vacation policy and changes to the Company’s vacation policy will require approval by the finance department. Additionally, financial management will review and approve the vacation accrual on a quarterly basis and determine that the accrual calculation is consistent with the Company’s vacation policy.

Indirect overhead cost capitalization: We are implementing the following activities in 2013 to remediate the indirect cost capitalization material weakness noted above: The accounting policy for recording the indirect cost capitalization adjustment will be changed to include quarterly review of the indirect overhead rate assumptions and preparation of the resulting inventory adjustment on a quarterly basis. Additionally, financial management will review and approve the indirect cost capitalization adjustment on a quarterly basis.

Software assets amortization periods and retirements: In the fourth quarter of 2012, we implemented the following activities to remediate the software assets amortization periods and retirements material weaknesses noted above: Financial management reviews software asset additions with IT personnel and approves the software asset amortization period and capitalization prior to recording in the fixed asset subledger. For retirements, we added procedures for IT personnel and financial management to review the software assets listing to identify assets no longer in use on an annual basis.

Identified in the third quarter of 2011:

Information technology communication: We implemented the following activities to remediate the information technology material weakness noted above: 1) In the first quarter of 2012, we added procedures to regularly review systematic schedule changes that have been temporarily placed on hold; 2) In the first quarter of 2012, we monitored the capacity issue on our legacy inventory system on a daily basis until we replaced the system in May 2012; and 3) In the fourth quarter of 2012, we implemented procedures to ensure formal communication and documentation with finance and other department heads related to issue resolution.

In addition to the remediation efforts set forth above, beginning in the fourth quarter of 2012 we re-evaluated the composition and structure of our finance organization and made several changes including replacing associates in several key positions, modifying associate responsibilities, adding resources and realigning reporting assignments to strengthen the skills and capabilities of the organization to improve the level of information and communication between departmental functions. Additionally, we are implementing a quarterly sub-certification process whereby all members of upper management and certain other management will review our filings and confirm their responsibility for, among other things, the effectiveness of key controls in their functional areas and that they are unaware of inaccuracies or omissions in our financial statements.

Changes in Internal Control Over Financial Reporting

As discussed above, there were changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 18, 2013 Annual Meeting of Stockholders.

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

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 18, 2013 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 18, 2013 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 18, 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 18, 2013 Annual Meeting of Stockholders.

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
Jay Stein
Chairman of the Board and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of May, 2013.

/s/ Jay Stein	/s/ Susan Falk
Jay Stein	Susan Falk
Chairman of the Board and Interim Chief Executive Officer	Director
(Principal Executive Officer)

/s/ John H. Williams, Jr.	/s/ Linda M. Farthing
John H. Williams, Jr.	Linda M. Farthing
Vice Chairman of the Board	Director

/s/ Gregory W. Kleffner	/s/ Mitchell W. Legler
Gregory W. Kleffner	Mitchell W. Legler
Executive Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Randy Pianin	/s/ Robert L. Mettler
Randy Pianin	Robert L. Mettler
Senior Vice President and Controller	Director
(Principal Accounting Officer)

/s/ Ralph Alexander	/s/ Richard L. Sisisky
Ralph Alexander	Richard L. Sisisky
Director	Director

/s/ Alvin R. Carpenter	/s/ Martin E. Stein, Jr.
Alvin R. Carpenter	Martin E. Stein, Jr.
Director	Director

/s/ Irwin Cohen
Irwin Cohen
Director

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors

and Shareholders of Stein Mart, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, present fairly, in all material respects, the financial position of Stein Mart, Inc. and its subsidiaries at February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the following existed as of that date:

•

Control environment related to the level of information and communication between the finance department and other departmental functions being insufficient in preventing and detecting material misstatements to the Company’s financial statements.

•

Inventory markdowns: The Company did not design effective controls for (i) the finance department to monitor and evaluate the appropriate accounting for markdowns, and (ii) the finance and merchandising departments to effectively communicate so that the finance department could develop appropriate accounting policies relative to markdowns.

•

Leasehold improvement costs: The Company did not design effective controls for financial management to adequately validate the assertions made by real estate operations management regarding the future value of leasehold improvements made by the Company, and consequently did not record tenant improvement allowances provided by landlords for the stores in accordance with accounting standards.

•

Compensated absences (paid vacation): The Company did not design effective controls for financial management to effectively communicate with human resources personnel to fully understand the Company’s vacation policy.

•	Indirect overhead cost capitalization: The Company did not design effective controls to calculate the indirect cost capitalization adjustment in interim periods.

•

Software assets amortization periods and retirements: The Company did not design effective controls for (i) information technology personnel to effectively communicate the nature of certain software expenditures to the finance department resulting in the amortization of software costs over an improper period and (ii) financial management to effectively communicate with information technology personnel to timely identify and remove retired software assets from the accounting records.

•	Information technology communication: The Company did not design effective controls for the IT department to effectively communicate system incidents to the appropriate personnel.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the February 2, 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its January 28, 2012 and January 29, 2011 financial statements to correct for errors.

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

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
May 3, 2013

Stein Mart, Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	February 2, 2013	January 28, 2012
		(Restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$67,233	$94,053
Inventories	243,345	218,832
Prepaid expenses and other current assets	22,855	34,139

Total current assets	333,433	347,024
Property and equipment, net	131,570	109,990
Other assets	26,706	22,569

Total assets	$491,709	$479,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,972	$106,063
Accrued expenses and other current liabilities	66,109	68,063

Total current liabilities	197,081	174,126
Other liabilities	60,594	55,786

Total liabilities	257,675	229,912

COMMITMENTS AND CONTINGENCIES (Notes 6 and 10)
Shareholders’ equity:
Preferred stock – $.01 par value; 1,000,000 sharesauthorized; no shares issued or outstanding
Common stock – $.01 par value; 100,000,000 sharesauthorized; 43,808,485 and 43,588,821 shares issued and outstanding, respectively	438	436
Additional paid-in capital	17,491	15,268
Retained earnings	216,574	235,386
Accumulated other comprehensive loss	(469)	(1,419)

Total shareholders’ equity	234,034	249,671

Total liabilities and shareholders’ equity	$491,709	$479,583

(1)	As described in Note 2 to these Consolidated Financial Statements, we have restated the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Income

(In thousands, except for per share amounts)

	Year Ended	Year Ended	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
		(Restated) (1)	(Restated) (1)

Net sales	$1,232,366	$1,177,951	$1,201,081
Cost of merchandise sold	889,736	858,335	868,415

Gross profit	342,630	319,616	332,666
Selling, general and administrative expenses	306,407	287,184	277,330

Operating income	36,223	32,432	55,336
Interest expense, net	225	286	338

Income before income taxes	35,998	32,146	54,998
Income tax expense (benefit)	10,971	12,215	(1,688)

Net income	$25,027	$19,931	$56,686

Net income per share:
Basic	$0.57	$0.45	$1.28

Diluted	$0.57	$0.44	$1.26

Weighted-average shares outstanding:
Basic	42,639	43,482	42,780

Diluted	42,828	43,721	43,592

(1)	As described in Note 2 to these Consolidated Financial Statements, we have restated the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended	Year Ended	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
		(Restated) (1)	(Restated) (1)

Net income	$25,027	$19,931	$56,686
Other comprehensive income (loss), net of tax:
Change in post-retirement benefit obligations	950	(1,875)	(122)

Comprehensive income	$25,977	$18,056	$56,564

(1)	As described in Note 2 to these Consolidated Financial Statements, we have restated the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at January 30, 2010
As previously reported	42,872	$429	$15,977	$198,705	$578	$215,689
Adjustments (1)	—	—	—	(17,703)	—	(17,703)

As restated	42,872	429	15,977	181,002	578	197,986
Net income				56,686		56,686
Other comprehensive loss, net of tax					(122)	(122)
Common shares issued under stock option plan	912	9	737			746
Common shares issued under employee stock purchase plan	145	1	765			766
Reacquired shares	(871)	(8)	(7,094)			(7,102)
Issuance of restricted stock, net	1,339	13	(13)			—
Share-based compensation			3,759			3,759
Tax benefit from equity issuances			6,995			6,995
Cash dividends paid ($0.50 per share)				(22,233)		(22,233)

Balance at January 29, 2011 (Restated) (1)	44,397	444	21,126	215,455	456	237,481
Net income				19,931		19,931
Other comprehensive loss, net of tax					(1,875)	(1,875)
Common shares issued under stock option plan	270	3	2,147			2,150
Common shares issued under employee stock purchase plan	112	1	740			741
Reacquired shares	(1,654)	(17)	(12,124)			(12,141)
Issuance of restricted stock, net	464	5	(5)			—
Share-based compensation			3,821			3,821
Tax deficiency from equity issuances			(437)			(437)

Balance at January 28, 2012 (Restated) (1)	43,589	436	15,268	235,386	(1,419)	249,671
Net income				25,027		25,027
Other comprehensive income, net of tax					950	950
Common shares issued under stock option plan	24	—	100			100
Common shares issued under employee stock purchase plan	64	1	370			371
Reacquired shares	(575)	(6)	(3,933)			(3,939)
Issuance of restricted stock, net	706	7	(7)			—
Share-based compensation			6,203			6,203
Tax deficiency from equity issuances			(510)			(510)
Cash dividends paid ($1.00 per share)				(43,839)		(43,839)

Balance at February 2, 2013	43,808	$438	$17,491	$216,574	$(469)	$234,034

(1)	As described in Note 2 to these Consolidated Financial Statements, we have restated the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	Year Ended	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
		(Restated) (1)	(Restated) (1)
Cash flows from operating activities:
Net income	$25,027	$19,931	$56,686
Adjustments to reconcile net income to net cashprovided by operating activities:
Depreciation and amortization	23,911	18,614	17,779
Share-based compensation	6,203	3,821	3,759
Store closing charges	996	793	3,128
Impairment of property and other assets	523	1,166	1,150
Loss on disposal of property and equipment	1,324	77	117
Deferred income taxes	2,916	12,247	11,146
Change in valuation allowance for deferred tax assets	—	—	(23,509)
Tax (deficiency) benefit from equity issuances	(510)	(437)	6,995
Excess tax benefits from share-based compensation	(640)	(375)	(6,937)
Changes in assets and liabilities:
Inventories	(24,513)	10,864	(13,463)
Prepaid expenses and other current assets	11,836	(12,986)	(3,291)
Other assets	(4,137)	(3,515)	(1,467)
Accounts payable	24,909	10,518	15,227
Accrued expenses and other current liabilities	450	(3,518)	(12,342)
Other liabilities	3,044	7,384	(5,885)

Net cash provided by operating activities	71,339	64,584	49,093

Cash flows from investing activities:
Capital expenditures	(45,426)	(38,012)	(28,798)

Net cash used in investing activities	(45,426)	(38,012)	(28,798)

Cash flows from financing activities:
Cash dividends paid	(43,839)	—	(22,233)
Capital lease payments	(6,066)	(3,362)	—
Excess tax benefits from share-based compensation	640	375	6,937
Proceeds from exercise of stock options and other	471	2,891	1,512
Repurchase of common stock	(3,939)	(12,141)	(7,102)

Net cash used in financing activities	(52,733)	(12,237)	(20,886)

Net (decrease) increase in cash and cash equivalents	(26,820)	14,335	(591)
Cash and cash equivalents at beginning of year	94,053	79,718	80,309

Cash and cash equivalents at end of year	$67,233	$94,053	$79,718

Supplemental disclosures of cash flow information:
Income taxes paid	$9,891	$12,374	$9,580
Property and equipment acquired through capital lease	1,912	9,713	—
Interest paid	323	337	388

(1)	As described in Note 2 to these Consolidated Financial Statements, we have restated the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

1.	Summary of Significant Accounting Policies and Other Information

As of February 2, 2013 we operated a chain of 263 retail stores in 29 states that offers the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries, Stein Mart Buying Corp. and Stein Mart Holding Corp.

Consolidation. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts have been eliminated in consolidation.

Fiscal Year End. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2012, 2011 and 2010 ended on February 2, 2013, January 28, 2012 and January 29, 2011, respectively. Fiscal 2012 included 53 weeks. Fiscal 2011 and 2010 included 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

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

Cash and Cash Equivalents. Cash and cash equivalents include primarily investments in money market funds. The money market fund investments are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $55.2 million at February 2, 2013 and $83.1 million at January 28, 2012.

Also included in cash and cash equivalents are cash on hand in the stores, deposits with banks and amounts due from credit card transactions with settlement terms of five days or less. Credit and debit card receivables included within cash were $8.9 million and $8.5 million at February 2, 2013 and January 28, 2012, respectively.

Retail Inventory Method and Inventory Valuation. Inventories are valued using the lower of cost or market value, determined by the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry due to its practicality. The use of the retail inventory method results in valuing inventories at lower of cost or market as permanent markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markup, markdowns and shrinkage, which significantly affect the ending inventory valuation at cost as well as the corresponding charge to cost of goods sold. In addition, failure to take appropriate permanent markdowns currently can result in an overstatement of inventory.

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

Fair Value Measurements. We follow the guidance of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes the following three-level hierarchy based upon the transparency of inputs to the valuation of an asset or liability on the measurement date:

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

Comprehensive Income. Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that, under generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from net income. Accumulated other comprehensive (loss) income in 2012, 2011, and 2010 includes changes in postretirement benefits. See Note 8 for further discussion.

Revenue Recognition. Revenue from sales of our merchandise is recognized at the time of sale, net of any returns, discounts and percentage-off coupons. Future merchandise returns are estimated based on historical experience. Sales tax collected from customers is not recognized as revenue and is included in Accrued expenses and other current liabilities until paid. Shoe department inventory is owned by a single supplier under a supply agreement. Our percentage of net revenue per the supply agreement is included in Net sales in the Consolidated Statements of Income.

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

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

During the second quarter of 2012, we updated certain assumptions on our obligations for unused gift and merchandise return card balances. In 2012, 2011 and 2010, we recognized $3.0 million, $1.0 million and $10.3 million, respectively, of breakage income on unused gift and merchandise return cards. Breakage income is recognized when the likelihood of the card being redeemed by the customer is remote and we have determined that there is no legal obligation to remit card balances to relevant jurisdictions. We follow the Redemption Recognition Method to account for breakage of unused cards where breakage is recognized as cards are redeemed for the purchase of merchandise based upon a historical breakage rate over an estimated redemption period. Breakage income is recorded within Selling, general and administrative expenses (“SG&A”) in the Consolidated Statements of Income.

Co-Brand and Private Label Credit Card Programs. We offer a co-branded credit card and a private label credit card under the Stein Mart brand. These cards are issued by a third-party bank, GE Capital Retail Bank (“GE”). GE extends credit directly to cardholders and provides all servicing for the credit card accounts and bears all credit and fraud losses. Once a card is activated, the co-branded credit card customers are eligible to participate in the credit card rewards program, which provides for an incentive to cardholders in the form of reward certificates upon the cumulative purchase of an established amount. Stein Mart cardholders also receive special promotional offers and advance notice of in-store sales events. In 2012, 2011 and 2010, we recognized $2.3 million, $6.5 million and $5.5 million, respectively, of income from these programs which are recorded within SG&A in the Consolidated Statements of Income.

Operating Leases. We lease all of our retail stores under operating leases. Certain lease agreements contain rent holidays, and/or rent escalation clauses. Except for contingent rent, we recognize rent expense on a straight-line basis over the lease term and record the difference between the amount charged to expense and the rent paid as a deferred rent liability. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when achievement of the specified sales that triggers the contingent rent is probable. Construction allowances and other such lease incentives are recorded as a deferred rent liability and are amortized on a straight-line basis as a reduction of rent expense.

Advertising Expense. Advertising costs are expensed as incurred. Advertising expenses of $52.4 million, $56.6 million and $53.8 million are reflected in SG&A expenses in the Consolidated Statements of Income for 2012, 2011 and 2010, respectively.

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

Earnings Per Share (“EPS”). We follow the guidance of ASC Topic 260, Earnings Per Share, which clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS under the two-class method. Our restricted stock awards are considered “participating securities” because they contain non-forfeitable rights to dividends. Under the two-class method, EPS is computed by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following table presents the calculation of basic and diluted EPS (shares in thousands):

	2012	2011	2010
		(Restated)	(Restated)
Basic Earnings Per Common Share:
Net income	$25,027	$19,931	$56,686
Income allocated to participating securities	781	536	1,741

Net income available to common shareholders	$24,246	$19,395	$54,945

Basic weighted-average shares outstanding	42,639	43,482	42,780

Basic earnings per share	$0.57	$0.45	$1.28

Diluted Earnings Per Common Share:
Net income	$25,027	$19,931	$56,686
Income allocated to participating securities	783	533	1,722

Net income available to common shareholders	$24,244	$19,398	$54,964

Basic weighted-average shares outstanding	42,639	43,482	42,780
Incremental shares from share-based compensation plans	189	239	812

Diluted weighted-average shares outstanding	42,828	43,721	43,592

Diluted earnings per share	$0.57	$0.44	$1.26

Options to acquire shares and performance share awards totaling approximately 1.2 million, 1.1 million and 1.2 million shares of common stock that were outstanding during 2012, 2011 and 2010, respectively, were not included in the computation of diluted net income per share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. Performance share awards were not included based on level of performance.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended ASC Topic 220, Comprehensive Income. The amended guidance requires most entities to present changes in net income and other comprehensive income in either a single statement of comprehensive income or two separate, but consecutive, statements. The objective of these amendments is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. We adopted this guidance in fiscal 2012 and have included the addition of the Consolidated Statements of Comprehensive Income in our financial statements.

2.	Restatement of Previously Issued Financial Statements

Our Consolidated Balance Sheet as of January 28, 2012, and our Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareholders’ Equity and our Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2012, and January 29, 2011, have been restated for errors made with regard to inventory markdowns, leasehold improvement costs, compensated absences (paid vacation) and other matters further described below. The restated financial statements also reflect the correction of certain previously identified errors and out of period adjustments that were deemed immaterial to the annual or interim period in which they were recorded and have now been restated to properly reflect the corrections in the appropriate periods.

Reclassifications

We have made certain reclassifications in the Consolidated Statements of Income related to breakage income on unused gift and merchandise return cards and credit card income related to our co-branded and private label credit card agreement which were presented in Other income, net and have been reclassified to SG&A. There were no reclassifications made to the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Adjustments

The following is a description of the areas in which the errors were identified and for which we made correcting adjustments to our Consolidated Financial Statements. The associated income tax expense or benefit and related deferred tax asset or liability for each error has also been corrected, including the impact of valuation allowance releases in 2010.

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

(2) Leasehold improvement costs - We identified and corrected errors to report fixed assets related to leasehold improvements at their gross amount with lessor reimbursements for the related construction recorded as deferred rent credits. Landlord (lessor) reimbursements to us (lessee) for store interior construction had been incorrectly accounted for as reductions in the fixed assets related to leasehold improvements. This practice was based on the prior belief that our leasehold improvements increased the fair value of the lessor’s property. Management now believes that there was no significant increase in the fair value of the lessor’s leased assets and therefore these leasehold improvements should have been recorded, depreciated over and subject to impairment exclusive of lessor reimbursements in the respective periods. Cost of merchandise sold decreased by $3.0 million and $3.2 million for 2011 and 2010, respectively, and Selling, general and administrative expenses increased by $1.1 million and $1.2 million for 2011 and 2010, respectively as a result of this adjustment.

(3) Compensated absences (paid vacation) - We identified and corrected errors to record liabilities for compensated absences (paid vacation) which were not previously recorded.

(4) Leased department commissions - We corrected the presentation of leased department commissions in the Consolidated Statements of Income. Leased department commissions were presented in Other income, net of related expenses and have been corrected to report Net sales (increase of $19.1 million and $18.2 million for 2011 and 2010, respectively) and Selling, general and administrative expenses (increase of $6.4 million and $6.1 million for 2011 and 2010, respectively) on a gross basis. There was no impact to Net income related to this change.

(5) Sales returns - We corrected the presentation of estimated sales returns in the Consolidated Statements of Income. Estimated sales returns were previously incorrectly presented on a net basis and have been presented on a gross basis in Net sales and Cost of merchandise sold (adjustment of $1.5 million and $1.4 million for 2011 and 2010, respectively). There was no impact to Net income related to this change.

(6) Insurance-related assets and liabilities - We corrected the presentation of insurance-related assets and liabilities in the Consolidated Balance Sheets. The long-term portion of insurance assets ($7.1 million) was previously incorrectly reported as Prepaid expenses and other current assets and is now reported as Other assets. The long-term portion of insurance liabilities ($11.5 million) was previously incorrectly reported as Accrued expenses and other current liabilities and is now reported as Other liabilities. There was no impact on Total assets or Total liabilities related to this change.

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

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The net effect of the adjustments on the Consolidated Statements of Income was to increase Net income by $0.1 million and $7.9 million for the years ended January 28, 2012 and January 29, 2011, respectively.

Increase (decrease) in Net income:	2011	2010

Inventory markdowns	$655	$(707)
Leasehold improvement costs	1,937	2,037
Compensated absences	(134)	429
Other	(2,283)	47

Total adjustments before tax	175	1,806
Income tax expense (benefit) from adjustments	72	(6,127)

Increase in Net income	$103	$7,933

The adjustments in “Other” in 2011 relate primarily to the correction of a previously recorded out of period adjustment related to credit card reward income breakage of $2.0 million. The tax benefit in 2010 is related to the reversal of the valuation allowance attributable to the increase in prior period deferred tax assets due to the cumulative impact of the restatement adjustments noted above. These deferred tax assets had a full valuation allowance in 2008 and 2009.

The decrease to retained earnings from the adjustments as of January 30, 2010, is as follows:

Inventory markdowns	$(1,891)
Leasehold improvement costs	(8,982)
Compensated absences	(6,737)
Other	(81)
Income tax effect of adjustments	(12)

Decrease to retained earnings	$(17,703)

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following table presents the effect of the aforementioned adjustments on our Consolidated Balance Sheet as of January 28, 2012 and indicates the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	As of January 28, 2012
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$94,053	$—		$94,053
Inventories	220,775	(1,943)	(1)	218,832
Prepaid expenses and other current assets	36,838	(2,699)	(2)(6)(7)	34,139

Total current assets	351,666	(4,642)		347,024
Property and equipment, net	104,141	5,849	(2)(7)	109,990
Other assets	17,409	5,160	(2)(6)	22,569

Total assets	$473,216	$6,367		$479,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,063	$—		$106,063
Accrued expenses and other current liabilities	72,731	(4,668)	(3)(6)	68,063

Total current liabilities	178,794	(4,668)		174,126
Other liabilities	35,084	20,702	(2)(6)	55,786

Total liabilities	213,878	16,034		229,912

Shareholders’ equity:
Preferred stock – $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock – $.01 par value; 100,000,000 shares authorized; 43,588,821 shares issued and outstanding	436	—		436
Additional paid-in capital	15,268	—		15,268
Retained earnings	245,053	(9,667)	(1)(2)(3)(7)	235,386
Accumulated other comprehensive loss	(1,419)	—		(1,419)

Total shareholders’ equity	259,338	(9,667)		249,671

Total liabilities and shareholders’ equity	$473,216	$6,367		$479,583

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following tables present the effect of the aforementioned reclassifications and adjustments on our Consolidated Statements of Income for the fiscal years ended January 28, 2012 and January 29, 2011 and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	Year Ended January 28, 2012
	As Previously Reported	Reclassifications	Adjustments	Description of Adjustments	As Restated
Net sales	$1,160,367	$—	$17,584	(4)(5)	$1,177,951
Cost of merchandise sold	863,003	—	(4,668)	(1)(2)(5)	858,335

Gross profit	297,364	—	22,252		319,616
Selling, general and administrative expenses	289,114	(11,273)	9,343	(2)(3)(4)(7)	287,184
Other income, net	24,007	(11,273)	(12,734)	(4)	—

Operating income	32,257	—	175		32,432
Interest expense, net	286	—	—		286

Income before income taxes	31,971	—	175		32,146
Income tax expense	12,143	—	72	(1)(2)(3)(7)	12,215

Net income	$19,828	$—	$103		$19,931

Net income per share:
Basic	$0.44	$—	$0.01		$0.45

Diluted	$0.44	$—	$—		$0.44

	Year Ended January 29, 2011
	As Previously Reported	Reclassifications	Adjustments	Description of Adjustments	As Restated
Net sales	$1,181,510	$—	$19,571	(4)(5)	$1,201,081
Cost of merchandise sold	869,202	—	(787)	(1)(2)(5)	868,415

Gross profit	312,308	—	20,358		332,666
Selling, general and administrative expenses	288,208	(17,306)	6,428	(2)(3)(4)(7)	277,330
Other income, net	29,430	(17,306)	(12,124)	(4)	—

Operating income	53,530	—	1,806		55,336
Interest expense, net	338	—	—		338

Income before income taxes	53,192	—	1,806		54,998
Income tax expense (benefit)	4,439	—	(6,127)	(1)(2)(3)(7)	(1,688)

Net income	$48,753	$—	$7,933		$56,686

Net income per share:
Basic	$1.10	$—	$0.18		$1.28

Diluted	$1.08	$—	$0.18		$1.26

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following tables present the effect of the aforementioned adjustments on our Consolidated Statements of Comprehensive Income for the fiscal years ended January 28, 2012 and January 29, 2011 and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	Year Ended January 28, 2012
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
Net income	$19,828	$103	(1)(2)(3)(7)	$19,931
Other comprehensive loss, net of tax:
Change in post-retirement benefit obligations	(1,875)	—		(1,875)

Comprehensive income	$17,953	$103		$18,056

	Year Ended January 29, 2011
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
Net income	$48,753	$7,933	(1)(2)(3)(7)	$56,686
Other comprehensive loss, net of tax:
Change in post-retirement benefit obligations	(122)	—		(122)

Comprehensive income	$48,631	$7,933		$56,564

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following tables present the effect of the aforementioned adjustments on our Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2012 and January 29, 2011 and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	Year Ended January 28, 2012
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
Cash flows from operating activities:
Net income	$19,828	$103	(1)(2)(3)(7)	$19,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,937	(323)	(2)(7)	18,614
Share-based compensation	3,821	—		3,821
Store closing charges	793	—		793
Impairment of property and other assets	1,166	—		1,166
Loss on disposal of property and equipment	—	77	(7)	77
Deferred income taxes	12,766	(519)	(1)(2)(3)(7)	12,247
Tax deficiency from equity issuances	(437)	—		(437)
Excess tax benefits from share-based compensation	(375)	—		(375)
Changes in assets and liabilities:
Inventories	11,520	(656)	(1)	10,864
Prepaid expenses and other current assets	(12,173)	(813)	(2)(6)(7)	(12,986)
Other assets	(3,796)	281	(2)(7)	(3,515)
Accounts payable	10,518	—		10,518
Accrued expenses and other current liabilities	(4,857)	1,339	(3)(6)	(3,518)
Other liabilities	1,857	5,527	(2)(6)	7,384

Net cash provided by operating activities	59,568	5,016		64,584

Cash flows from investing activities:
Acquisition of property and equipment	(33,449)	(4,563)	(2)(7)	(38,012)

Net cash used in investing activities	(33,449)	(4,563)		(38,012)

Cash flows from financing activities:
Capital lease payments	(3,362)	—		(3,362)
Excess tax benefits from share-based compensation	375	—		375
Proceeds from exercise of stock options and other	2,891	—		2,891
Repurchase of common stock	(12,141)	—		(12,141)

Net cash used in financing activities	(12,237)	—		(12,237)

Net increase in cash and cash equivalents	13,882	453	(7)	14,335
Cash and cash equivalents at beginning of year	80,171	(453)	(7)	79,718

Cash and cash equivalents at end of year	$94,053	$—		$94,053

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

	Year Ended January 29, 2011
	As Previously Reported	Adjustments	Description of Adjustments	As Restated
Cash flows from operating activities:
Net income	$48,753	$7,933	(1)(2)(3)(7)	$56,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,328	451	(2)(7)	17,779
Share-based compensation	3,759	—		3,759
Store closing charges	3,128	—		3,128
Impairment of property and other assets	1,150	—		1,150
Loss on disposal of property and equipment	—	117	(7)	117
Deferred income taxes	10,679	467	(1)(2)(3)(7)	11,146
Change in valuation allowance for deferred tax assets	(16,686)	(6,823)	(1)(2)(3)(7)	(23,509)
Tax benefit from equity issuances	6,995	—		6,995
Excess tax benefits from share-based compensation	(6,937)	—		(6,937)
Changes in assets and liabilities:
Inventories	(14,170)	707	(1)	(13,463)
Prepaid expenses and other current assets	(2,675)	(616)	(2)(6)(7)	(3,291)
Other assets	(1,743)	276	(2)(6)	(1,467)
Accounts payable	15,227	—		15,227
Accrued expenses and other current liabilities	(12,373)	31	(3)(6)	(12,342)
Other liabilities	(2,803)	(3,082)	(2)(6)	(5,885)

Net cash provided by operating activities	49,632	(539)		49,093

Cash flows from investing activities:
Acquisition of property and equipment	(29,550)	752	(2)(7)	(28,798)

Net cash used in investing activities	(29,550)	752		(28,798)

Cash flows from financing activities:
Cash dividends paid	(22,233)	—		(22,233)
Excess tax benefits from share-based compensation	6,937	—		6,937
Proceeds from exercise of stock options and other	1,512	—		1,512
Repurchase of common stock	(7,102)	—		(7,102)

Net cash used in financing activities	(20,886)	—		(20,886)

Net decrease in cash and cash equivalents	(804)	213	(7)	(591)
Cash and cash equivalents at end of year	80,975	(666)	(7)	80,309

Cash and cash equivalents at end of year	$80,171	$(453)		79,718

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

3.	Property and Equipment, Net

Property and equipment, net consists of the following:

	February 2, 2013	January 28, 2012
		(Restated)
Fixtures, equipment and software	$161,315	$214,216
Leasehold improvements	90,947	72,164

	252,262	286,380
Accumulated depreciation and amortization	(130,200)	(186,103)

	122,062	100,277
Assets under capital leases, net of accumulated amortization of $2,117 and $416, respectively	9,508	9,713

	$131,570	$109,990

Assets under capital leases are primarily point-of-sale and related store equipment. Depreciation and amortization expense for property and equipment totaled $23.9 million, $18.6 million and $17.8 million for 2012, 2011 and 2010, respectively.

During 2012, 2011 and 2010, we recorded net pre-tax asset impairment charges of $0.5 million, $1.2 million and $1.2 million, respectively, to reduce the carrying value of fixtures, equipment and leasehold improvements held for use and certain other assets in under-performing or closing stores to their respective estimated fair value.

Store assets are considered Level 3 assets in the fair value hierarchy as the inputs for calculating the fair value of these assets are based on the best information available, including prices for similar assets. In 2012, 2011 and 2010, store assets with a carrying value of $0.5 million, $1.8 million and $1.2 million were written down to their fair value of $0, $0.6 million and $0, respectively.

See Note 2 for further information regarding the impact of correcting adjustments made to previously issued Financial Statements.

4.	Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows:

	February 2, 2013	January 28, 2012
		(Restated)

Compensation and employee benefits	$12,487	$10,006
Unredeemed gift and merchandise return cards	9,163	11,277
Property taxes	11,357	11,845
Accrued vacation	6,553	6,443
Other	26,549	28,492

	$66,109	$68,063

See Note 2 for further information regarding the impact of correcting adjustments made to previously issued Financial Statements.

5.	Revolving Credit Agreement

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

Borrowings under the Credit Agreement shall be either Base Rate Loans or LIBO Rate Loans (all terms as defined in the Credit Agreement). Base Rate Loans bear interest equal to the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the Adjusted LIBO Rate plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate”, plus the Applicable Margin. LIBO Rate Loans shall bear interest equal to the Adjusted LIBO Rate plus

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

the Applicable Margin. The Adjusted LIBO Rate with respect to any LIBO Rate Loan is the interest rate per annum equal to the LIBO Rate for such Interest Period multiplied by the Statutory Reserve Rate. The Adjusted LIBO Rate with respect to any Base Rate Loan is the interest rate per annum equal to the LIBO Rate for an Interest Period commencing on the date of such calculation and ending on the date that is thirty (30) days thereafter multiplied by the Statutory Reserve Rate. The Applicable Margin is based upon a pricing grid depending on the Average Daily Availability.

The amount available for borrowing was $93.2 million at February 2, 2013 and is based on 90% of eligible credit card receivables and inventories less reserves, as defined in the Credit Agreement. The amount available for borrowing represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $6.8 million. The Credit Agreement contains customary affirmative and negative covenants, including limitations on granting of liens, certain investments, additional indebtedness, prepayments on indebtedness and disposition of inventory. We had no direct borrowings at February 2, 2013.

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

Rent expense is as follows:

	2012	2011	2010
		(Restated)	(Restated)

Minimum rentals	$71,260	$72,581	$73,627
Contingent rentals	981	1,014	1,015

	$72,241	$73,595	$74,642

At February 2, 2013, future contractual minimum lease payments under both operating and capital leases are:

	Operating	Capital	Total

2013	$75,119	$2,197	$77,316
2014	68,788	—	68,788
2015	59,447	—	59,447
2016	47,807	—	47,807
2017	34,536	—	34,536
Thereafter	83,073	—	83,073

Total	$368,770	$2,197	$370,967

Obligations under capital leases as of February 2, 2013 are recorded in Accrued expenses and other current liabilities. Interest rates on our capital leases are less than 0.1 percent.

See Note 2 for further information regarding the impact of correcting adjustments made to previously issued Financial Statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

7.	Income Taxes

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

	February 2, 2013	January 28, 2012
		(Restated)
Gross deferred tax assets:
Unredeemed gift and return card liabilities	$277	$1,023
Deferred rent liability	9,862	8,910
Deferred compensation liability	4,985	1,557
Insurance reserves	2,359	2,550
Share-based compensation	3,915	3,950
Store closing reserves	806	1,191
Accrued vacation	2,523	2,480
Other accrued liabilities	3,803	2,123
Unredeemed credit card awards	726	758
NOL and credit carry forwards	554	1,043
Other	158	214

Gross deferred tax assets	29,968	25,799

Gross deferred tax liabilities:
Inventory	4,580	3,210
Property and equipment	28,789	22,141
Prepaid items	1,411	1,123
Other assets	86	135

Gross deferred tax liabilities	34,866	26,609

Net deferred tax liability	$(4,898)	$(810)

As of February 2, 2013, the Company had net operating losses (“NOL”) carryforwards for state income tax purposes of $12.5 million that will begin to expire in 2013.

Deferred tax assets (liabilities) are reflected on the Consolidated Balance Sheets as follows:

	February 2, 2013	January 28, 2012
		(Restated)

Current deferred tax assets (included in Other current assets)	$2,602	$2,049
Non-current deferred tax liabilities (included in Other liabilities)	(7,500)	(2,859)

Net deferred tax liability	$(4,898)	$(810)

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The components of income tax expense (benefit) are as follows:

	2012	2011	2010
		(Restated)	(Restated)
Current:
Federal	$7,358	$(837)	$10,980
State	697	805	(305)

	8,055	(32)	10,675

Deferred:
Federal	2,512	11,989	(10,505)
State	404	258	(1,858)

	2,916	12,247	(12,363)

Income tax expense (benefit)	$10,971	$12,215	$(1,688)

During 2012, 2011 and 2010, we realized tax (deficiencies) benefits of $(0.5) million, $(0.4) million and $7.0 million, respectively, related to share-based compensation plans that were recorded to additional paid-in-capital. The income tax provision differs from the amount of income tax determined by applying the statutory U.S. corporate tax rate to pre-tax amounts due to the following items:

	2012	2011	2010
		(Restated)	(Restated)

Federal tax at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.1%	4.5%	1.1%
Valuation allowance	0.0%	0.0%	(39.1)%
Permanent differences and other	(6.6)%	(1.5)%	(0.1)%

Effective tax rate	30.5%	38.0%	(3.1)%

As of January 30, 2010, we had a valuation allowance on substantially all of our net deferred tax assets, established in 2008. During 2010, the reversal of the remaining valuation allowance, based on changes in forecasts of future earnings and a return to profitability on a three-year historical basis, favorably impacted the effective tax rate. For 2012, the effective tax rate was positively impacted by the impact of favorable permanent differences which related primarily to the non-taxable income recognized related to a settlement gain from post-retirement life insurance benefits described in Note 8.

The following is a reconciliation of the change in the amount of unrecognized tax benefits from January 31, 2010 to February 2, 2013:

	2012	2011	2010
		(Restated)	(Restated)

Beginning balance	$1,476	$3,062	$5,163
Increases due to:
Tax positions taken in prior years	—	587	526
Settlements with taxing authorities	—	—	12
Decreases due to:
Tax positions taken in prior years	(765)	—	(2,553)
Settlements with taxing authorities	—	(2,101)	—
Lapse of statute of limitations	(80)	(72)	(86)

Ending balance	$631	$1,476	$3,062

As of February 2, 2013, there were no unrecognized tax benefits (“UTBs”) that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to UTBs in income tax expense. During the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, the amount of interest and penalties related to UTBs was insignificant. The total amount of accrued interest and accrued penalties related to UTBs as of February 2, 2013 and January 28, 2012 was also insignificant.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

UTBs decreased in 2012 due to tax positions taken and lapse of statute of limitations. UTBs decreased in 2011 primarily due to settlements related to the completion of federal examinations for 2007 and 2008. UTBs decreased $2.5 million in 2010 related primarily to favorable settlements of state tax examinations and the resolution of protective federal credit claims filed for prior tax years.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the tax years 2010 through 2012. The Company’s state tax returns are open to audit under similar statute of limitations for the tax years 2008 through 2012.

See Note 2 for further information regarding the correcting adjustments made to previously reported Financial Statements.

8.	Employee Benefit Plans

We have a defined contribution retirement plan (a 401(k) plan) covering employees who are at least 21 years of age, have completed at least one year of service and who work at least 1,000 hours annually. Under the profit sharing portion of the plan, we can make discretionary contributions which vest at a rate of 20 percent per year after two years of service. During 2012, 2011 and 2010, we matched 50 percent of an employee’s voluntary pre-tax contributions up to a maximum of four percent of an employee’s compensation. Our matching portion vests in accordance with the plan’s vesting schedule. Total Company contributions to the retirement plan, net of forfeitures, were $1.2 million for each of 2012, 2011 and 2010.

We have an executive deferral plan providing officers, key executives and director-level employees with the opportunity to defer receipt of salary, bonus and other compensation. The plan allows for company discretionary contributions. During 2012, we matched contributions up to 10 percent of salary and bonuses deferred at a rate of 100 percent for officers and key executives and a rate of 50 percent for directors. In addition, during 2012, we made an additional discretionary contribution totaling $6.7 million related to the curtailment and settlement of the split dollar retirement benefit described below. During 2011, we matched contributions up to 10 percent of salary and bonus at a rate of 50 percent for officers and key executives and a rate of 25 percent for directors. There was no match for 2010.

Matching contributions for 2011 and 2012 and related investment earnings vest at 20% per year in each of years four through eight, at which time a participant is fully vested. The additional discretionary contribution made in 2012 and related investment earnings cliff vest at age 62. The executive deferral plan liability was $10.7 million and $2.9 million at February 2, 2013 and January 28, 2012, respectively, and is included in Other liabilities in the Consolidated Balance Sheets. The expense for this plan, net of forfeitures, was $6.9 million, $0.4 million and $0.2 million in 2012, 2011 and 2010, respectively.

We provide an executive split-dollar life insurance benefit which provides officers, key executives and director-level employees with pre-retirement life insurance benefits based upon three to five times base salary and post-retirement life insurance benefits based upon one and one-half to two and one-half times final base salary. Effective December 31, 2012, active employees and substantially all retirees were no longer eligible for the post-retirement life insurance benefit through an agreement between the company and the insureds resulting in a curtailment and settlement of plan benefits as detailed below. In addition to the discretionary contribution to the executive deferral plan described above, we made cash payments to retirees totaling $1.6 million as a result of this change. The gain due to settlement of the post-retirement benefit of $7.7 million was more than offset by the cost of payments to retirees and executive deferral plan contributions.

The curtailment and settlement resulted in a remeasurement of the benefit obligation on December 31, 2012 using a discount rate of 3.8%. The following reflects the change in the post-retirement benefit obligation included in Other liabilities in the Consolidated Balance Sheets:

	February 2, 2013	January 28, 2012
Benefit obligation at beginning of year	$9,212	$6,307
Service cost	790	655
Interest cost	404	366
Actuarial losses	1,979	1,884
Curtailment	(1,272)	—
Settlement	(9,227)	—

Benefit obligation at end of year	$1,886	$9,212

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following reflects the components of net periodic post-retirement benefit (income) cost:

	2012	2011	2010
Service cost	$790	$655	$533
Interest cost	404	366	318
Amortization of (gain) loss	93	—	(29)
Gain due to settlement	(7,680)	—	—

Net periodic post-retirement benefit (income) cost	$(6,393)	$1,021	$822

Amounts included in Accumulated other comprehensive loss consisted of:

	February 2, 2013	January 28, 2012
Total net actuarial loss	$315	$1,248

In connection with the executive deferral and executive split-dollar life insurance plans, whole life insurance contracts were purchased on the related participants. At February 2, 2013 and January 28, 2012, the cash surrender value of these policies was $17.7 million and $14.1 million, respectively, and is included in Other assets in the Consolidated Balance Sheets.

We have a noncontributory executive retiree medical plan wherein eligible retired executives may continue their pre-retirement medical, dental and vision benefits through age 65. The postretirement benefit liability was $0.4 million at February 2, 2013 and January 28, 2012. Accumulated other comprehensive loss on the Consolidated Balance Sheets includes $0.2 million for this plan at February 2, 2013 and January 28, 2012. The expense recorded in Net income for 2012, 2011 and 2010 was insignificant.

9.	Shareholders’ Equity

Dividend

On November 27, 2012 the Board of Directors declared a special dividend of $1.00 per common share that was paid on December 24, 2012 to shareholders of record on December 10, 2012. On November 10, 2010, the Board of Directors declared a special cash dividend of $0.50 per common share that was paid on December 22, 2010 to shareholders of record on December 8, 2010. There were no cash dividends declared or paid in fiscal 2011.

Stock Repurchase Plan

During 2012, 2011 and 2010, we repurchased 574,686 shares, 1,653,841 shares and 870,531 shares of our common stock in the open market at a total cost of $3.9 million, $12.1 million and $7.1 million, respectively. Stock repurchases for taxes due on the vesting of employee stock awards during 2012 and 2011 included 123,770 and 1,566,910 shares, respectively, purchased on the open market under a Board of Directors authorized plan. On June 14, 2011, the Board of Directors approved an increase of 2.5 million shares in the number of shares of the Company’s stock which the Company would be authorized to re-purchase. As of February 2, 2013, there are 890,933 shares which can be repurchased pursuant to the Board of Directors’ current authorization.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “Stock Purchase Plan”) whereby all employees who complete six months of employment and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan may purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s stock determined at either the beginning or the end of each semi-annual option period. Shares eligible under the Stock Purchase Plan, which is effective for the years 1997 through 2015, are limited to 2.8 million shares in the aggregate, with no more than 200,000 shares being made available in each calendar year, excluding carryover from previous years. In 2012, 2011 and 2010, the participants acquired 64,170 shares, 112,139 shares and 145,395 shares of common stock at weighted-average per share prices of $5.79, $6.61 and $5.27, respectively. The fair value of Stock Purchase Plan shares was estimated using the Black-Scholes call option value method with the following weighted-average assumptions for 2012: expected volatility of 59.7%, expected dividend yield of 0%, a risk-free interest rate of 0.1%, a present-value discount factor of 1.0% and an expected term of six months. Share-based compensation expense for the Stock Purchase Plan was $0.1 million, $0.3 and $0.3 million in 2012, 2011 and 2010, respectively.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Omnibus Plan

Our Omnibus Plan provides that shares of common stock may be granted to certain Key Employees, Non-Employee Directors, and Advisor Participants, as defined, through non-qualified stock options, incentive stock options, stock appreciation rights, performance awards, restricted stock, or any other award made under the terms of the plan. The Board of Directors, or its delegated authority, determines the exercise price and all other terms of all grants. The shares will be issued from authorized and unissued shares of our common stock. Expired and forfeited awards become available for re-issuance. Vesting and exercise are contingent on continued employment.

The following table presents the number of awards authorized and available for grant under the Omnibus Plan at February 2, 2013 (shares in thousands):

Shares

Total awards authorized	10,500
Awards available for grant	4,388

Stock Options

In accordance with the Omnibus Plan, the exercise price of an option cannot be less than the fair value on the grant date. In general, one-third of the awards granted become exercisable on each of the third, fourth and fifth anniversary dates of grant and the awards expire seven years after the date of grant.

A summary of stock option information for the year ended February 2, 2013 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 28, 2012	1,026	$11.01
Granted	560	7.13
Adjustments	181	—
Exercised	(24)	4.24
Cancelled or forfeited	(214)	16.62

Outstanding at February 2, 2013	1,529	$8.63	4.9 years	$2,272

Exercisable stock options at February 2, 2013	788	$10.06	1.3 years	$987

The aggregate intrinsic value in the table above represents the excess of our closing stock price on February 1, 2013 ($8.84 per share) over the exercise price, multiplied by the applicable number of in-the-money options. This amount changes based on the fair market value of our common stock. There were 1.1 million in-the-money options outstanding at February 2, 2013. The total number of in-the-money options exercisable at February 2, 2013 was 0.3 million.

As of February 2, 2013, there was $2.0 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.0 years using the mid-point method. The weighted-average grant-date fair value of options granted was $3.93, $4.36 and $5.78 during 2012, 2011, and 2010, respectively. The total intrinsic value of stock options exercised was $0.1 million, $0.6 million and $7.9 million during 2012, 2011 and 2010, respectively. The total tax benefit realized from the exercise of stock options was $0, $0.1 million and $2.6 million during 2012, 2011 and 2010, respectively.

The fair value of each stock option granted during 2012, 2011 and 2010 was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	2012	2011	2010

Expected term	4.1-5.3 years	4.1 years	5.2 years
Risk-free interest rate	0.88%	1.9%	2.30%
Volatility	62.89%-70.77%	69.7%	73.16%-73.6%
Dividend yield	0%	0%	0%

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The expected volatility is based on the historical volatility of our stock price over assumed expected terms. The risk-free interest rate is estimated from yields of U.S. Treasury instruments of varying maturities with terms consistent with the expected terms of the options. The expected term of an option is calculated from a lattice model using historical employee exercise data.

In December 2012, as a result of paying a special cash dividend, all outstanding stock options were modified to decrease the exercise price and increase the number of options in order to maintain the original grant fair value. No incremental stock compensation expense resulted from the modification.

Restricted Stock and Performance Share Awards

We have issued restricted stock and performance share awards to eligible Key Employees, Non-Employee Directors, and Advisor Participants, as defined in the Omnibus Plan. All restricted stock awards have restriction periods tied primarily to employment, and all performance share awards have vesting tied to internal or market-based performance and service. Shares awarded under the Omnibus Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. Vesting for most awards is based on the service period and vesting generally occurs between two and three years following the date of grant. Unvested shares are forfeited upon termination of employment. The total value of share-based compensation expense for restricted stock and performance share awards is based on the closing price of our common stock on the date of grant, except for market-based performance shares. During 2012, we granted 481,000 performance shares for which the value was determined using a Monte-Carlo simulation model. Performance share awards provide the right to receive a share award at the end of a specified period in which a performance goal has been established.

The following table summarizes non-vested stock activity for the year ended February 2, 2013 (shares in thousands):

	Restricted Stock Awards		Performance Share Awards
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Non-vested at January 28, 2012	776	$8.90	564	$10.46
Granted	486	6.55	481	6.51
Vested	(210)	10.86	(276)	9.54
Cancelled or forfeited	(56)	8.23	(25)	8.47

Non-vested at February 2, 2013	996	$7.38	744	$8.32

Total unrecognized compensation cost	$3,962		$3,721
Weighted-average expected life remaining	1.1 years		0.9 years

The total fair value of restricted stock vested was $2.3 million, $1.3 million and $2.2 million for 2012, 2011, and 2010, respectively. The total fair value of performance awards vested was $2.6 million, $1.1 million and $2.1 million 2012, 2011, and 2010, respectively.

Share-Based Compensation Expense

For the years ended February 2, 2013, January 28, 2012 and January 29, 2011, pre-tax share-based compensation expense was recorded as follows:

	2012	2011	2010

Cost of merchandise sold	$3,275	$2,552	$2,606
Selling, general and administrative expenses	2,928	1,269	1,153

Total share-based compensation expense	$6,203	$3,821	$3,759

The total tax benefit recognized in the Consolidated Statements of Income related to share-based compensation expense was $2.4 million, $1.5 million and $1.5 million for 2012, 2011 and 2010, respectively. As a result of the dividend payments to holders of unvested restricted stock in December 2012, we recognized $0.6 million of additional share-based compensation expense in fiscal 2012.

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

We close under-performing stores in the normal course of business. We closed five stores in 2012, 2011 and 2010 incurring pre-tax lease termination and severance costs. Lease termination costs are net of estimated sublease income that could reasonably be obtained for the properties. In the event we are not successful in subleasing closed store locations when management expects, additional reserves for store closing costs may be recorded. During 2012, 2011 and 2010, we recorded net pre-tax charges of $1.0 million, $1.2 million and $1.9 million, respectively, for store closing charges, including adjustments to previously recorded store closing reserves for changes in estimated sublease income. 2010 net store closing charges include an offsetting $1.2 million gain on a lease buyout by a landlord for the early termination of a lease. Store closing charges are included in SG&A expenses in the Consolidated Statements of Income.

The following tables show the activity in the store closing reserve:

	Lease- Related	Severance and Other	Total
Balance at January 30, 2010	$4,370	$49	$4,419
Charges	1,702	241	1,943
Payments	(1,111)	(256)	(1,367)

Balance at January 29, 2011	4,961	34	4,995
Charges	663	494	1,157
Payments	(2,532)	(528)	(3,060)

Balance at January 28, 2012	3,092	—	3,092
Charges	782	271	1,053
Payments	(1,781)	(233)	(2,014)

Balance at February 2, 2013	$2,093	$38	$2,131

The store closing reserve at February 2, 2013, January 28, 2012 and January 29, 2011 includes a current portion (in Accrued expenses and other current liabilities) of $1.2 million, $1.6 million and $2.3 million, respectively, and a long-term portion (in Other liabilities) of $0.9 million, $1.5 million and $2.7 million, respectively.

12.	Sales by Major Merchandise Category

We are a single business segment. The following table summarizes retail sales by major merchandise category:

	2012	2011	2010
		(Restated)	(Restated)

Ladies’ apparel and accessories	$746,616	$731,451	$746,886
Men’s apparel and accessories	266,777	255,927	259,016
Home	150,347	135,122	137,706
Other	48,938	36,351	39,288

Owned department sales	1,212,678	1,158,851	1,182,896
Leased department commissions	19,688	19,100	18,185

Net sales	$1,232,366	$1,177,951	$1,201,081

See Note 2 for further information regarding the impact of correcting adjustments made to previously issued Financial Statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

13.	Quarterly Results of Operations (Unaudited)

	Year Ended February 2, 2013
	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	14 Weeks Ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
	(Restated)

Net sales	$309,708	$280,372	$273,729	$368,557
Gross profit	91,864	73,819	70,690	106,257
Net income (loss)	10,833	2,306	(1,659)	13,547
Basic income (loss) per share	$0.25	$0.05	$(0.04)	$0.31
Diluted income (loss) per share	$0.25	$0.05	$(0.04)	$0.30

	Year Ended January 28, 2012
	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
	(Restated)	(Restated)	(Restated)	(Restated)

Net sales	$309,218	$274,549	$263,232	$330,952
Gross profit	94,554	70,917	66,653	87,492
Net income (loss)	13,900	1,834	(1,696)	5,893
Basic income (loss) per share	$0.31	$0.04	$(0.04)	$0.13
Diluted income (loss) per share	$0.31	$0.04	$(0.04)	$0.13

The sum of the quarterly per share amounts may not equal the annual amount because income per share is calculated independently for each quarter.

See Note 2 for further information regarding the impact of correcting adjustments made to previously issued Financial Statements. Correcting adjustments to Net sales, Gross profit and Net income for the 13 weeks ended January 28, 2012 were $2.8 million, $4.7 million and $0.2 million, respectively, which had no impact on basic and diluted income per share.

14.	Related Party Transactions

One of our directors is the majority shareholder of the legal firm that is the Company’s general counsel. The amounts paid for these services are competitive with amounts that would be paid to a third party for similar services. Legal fees associated with these services were $0.2 million in 2012, 2011 and 2010. In addition, the director also participated in our 2012, 2011 and 2010 Incentive Plans related to his role as general counsel to the Company.

We leased three locations in 2012, 2011 and 2010 from a company for which one of our directors is Chairman and Chief Executive Officer. We paid approximately $0.8 million in base rent in 2012, 2011 and 2010. The amounts paid for leased space and other lease-related services are competitive with amounts that would be paid to a third party to lease similar space.

One of our directors, as a private investor, indirectly owns a minority interest in the entity which operates a secure location for and maintains certain of our data processing equipment. Expenses associated with this service were $0.3 million in 2012, 2011 and 2010. We entered this facility prior to our director’s investment. The amounts paid are competitive with amounts that would be paid to others for similar services.

EXHIBIT INDEX

3.1	Articles of Incorporation of Stein Mart, Inc., incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

3.2	Bylaws of Stein Mart, Inc., amended September 8, 2003, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

4.1	Provisions of the Articles of Incorporation and Bylaws of Stein Mart, Inc. defining rights of shareholders of Common Stock of Stein Mart, Inc., incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 30, 2000

4.2	Form of stock certificate for Common Stock, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

4.3	Amended and Restated Stein Mart, Inc. Employee Stock Purchase Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 26, 2009

10.1*	Form of Director’s and Officer’s Indemnification Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.2*	Stein Mart, Inc. 2001 Omnibus Plan as Amended and Restated Effective June 14, 2011, incorporated by reference to the Company’s Form 8-K filed on June 15, 2011

10.3*	Form of Option Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on August 7, 2001

10.4	Form of Option Award Agreement for Non-Employee Directors, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on August 7, 2001

10.5*	Form of Restricted Share Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

10.6*	Form of Performance Share Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended October 28, 2006

10.7	Profit Sharing Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.8*	PPO Executive Plan for Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 1, 2010

10.9*	Director Stock Option Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.10*	Executive Split Dollar Agreement, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 1, 2000

10.11*	Form of Letter Agreement Amendment to Split Dollar Agreement, incorporated by reference to the Company’s Form 8-K filed December 13, 2012

10.12*	Executive Deferral Plan, amended November 1, 2002, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

10.13*	Amended and Restated Executive Deferral Plan effective January 1, 2008 (filed herein)

10.14*	Employment Agreement, dated March 1, 2012, between Stein Mart, Inc. and Brian R. Morrow, incorporated by reference to the Company’s Form 8-K filed on April 17, 2012

10.15*	Employment Agreement, dated May 1, 2012, between Stein Mart, Inc. and Gary L. Pierce, incorporated by reference to the Company’s Form 8-K filed on May 2, 2012

10.16*	Employment Agreement, dated July 31, 2011, between Stein Mart, Inc. and Gregory W. Kleffner, incorporated by reference to the Company’s Form 8-K filed on August 3, 2011

10.17*	Employment Agreement, dated September 15, 2011, between Stein Mart, Inc. and David H. Hawkins, incorporated by reference to the Company’s Form 8-K filed on September 19, 2011

10.18	Amended and Restated Credit Agreement dated as of October 28, 2011 among Stein Mart, Inc., Wells Fargo Bank, National Association as Administrative Agent, Collateral Agent, Swing Line Lender and LC Issuer, and Wells Fargo Capital Finance LLC as Sole Lead Arranger and Sole Bookrunner, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended October 29, 2011

10.19	Amended and Restated Supply Agreement, dated May 30, 2006, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 8-K filed on June 5, 2006

10.20	First Amendment to Amended and Restated Supply Agreement, dated August 26, 2008, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 1, 2008

10.21	Second Amendment to Amended and Restated Supply Agreement, dated February 23, 2012, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended April 28, 2012

10.22+	Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement by and between Stein Mart, Inc. and GE Capital Retail Bank, dated as of October 3, 2011, incorporated by reference to the Company’s Amendment No. 1 to Form 10-Q for the quarterly period ended October 29, 2011

10.23	Law Firm Engagement Agreement with Stein Mart, Inc. dated June 8, 2011, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended April 30, 2011

10.24	Renewal of Law Firm Agreement between the Company and Kirschner & Legler, P.A., dated April 1, 2013 (filed herein)

23.1	Consent of PricewaterhouseCoopers LLP (filed herein)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

101	Interactive data files from Stein Mart, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*	Management contract or compensatory plan or arrangements.
+	Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities Exchange Commission pursuant to a request for confidential treatment.