Form 10-Q
period 2013-05-04
STEIN MART INC
filed 2013-06-06
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

The number of shares outstanding of the Registrant’s common stock as of May 31, 2013 was 44,095,967.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	May 4, 2013	February 2, 2013	April 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$83,946	$67,233	$116,723
Inventories	278,435	243,345	262,780
Prepaid expenses and other current assets	18,007	22,855	21,050

Total current assets	380,388	333,433	400,553
Property and equipment, net	132,335	131,570	113,856
Other assets	26,603	26,706	22,887

Total assets	$539,326	$491,709	$537,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165,629	$130,972	$149,650
Accrued expenses and other current liabilities	65,755	66,109	74,189

Total current liabilities	231,384	197,081	223,839
Other liabilities	58,235	60,594	55,108

Total liabilities	289,619	257,675	278,947

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 43,825,455, 43,808,485 and 43,295,411 shares issued and outstanding, respectively	438	438	433
Additional paid-in capital	18,470	17,491	13,107
Retained earnings	231,266	216,574	246,219
Accumulated other comprehensive loss	(467)	(469)	(1,410)

Total shareholders’ equity	249,707	234,034	258,349

Total liabilities and shareholders’ equity	$539,326	$491,709	$537,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended	13 Weeks Ended
	May 4, 2013	April 28, 2012

Net sales	$321,364	$309,708
Cost of merchandise sold	223,419	217,844

Gross profit	97,945	91,864
Selling, general and administrative expenses	73,563	72,907

Operating income	24,382	18,957
Interest expense, net	61	46

Income before income taxes	24,321	18,911
Income tax expense	9,629	8,078

Net income	$14,692	$10,833

Net income per share:
Basic	$0.34	$0.25

Diluted	$0.33	$0.25

Weighted-average shares outstanding:
Basic	42,814	42,712

Diluted	43,262	42,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	13 Weeks Ended	13 Weeks Ended
	May 4, 2013	April 28, 2012

Net income	$14,692	$10,833
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations	2	9

Comprehensive income	$14,694	$10,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	13 Weeks Ended	13 Weeks Ended
	May 4, 2013	April 28, 2012
Cash flows from operating activities:
Net income	$14,692	$10,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,812	5,167
Share-based compensation	1,362	729
Store closing charges	(176)	146
Loss on disposal of property and equipment	120	96
Deferred income taxes	1,865	(688)
Tax deficiency from equity issuances	(389)	(667)
Excess tax benefits from share-based compensation	(24)	(33)
Changes in assets and liabilities:
Inventories	(35,090)	(43,948)
Prepaid expenses and other current assets	2,336	13,352
Other assets	103	(318)
Accounts payable	34,657	43,587
Accrued expenses and other current liabilities	329	6,590
Other liabilities	(826)	552

Net cash provided by operating activities	25,771	35,398

Cash flows from investing activities:
Acquisition of property and equipment	(7,697)	(9,120)

Net cash used in investing activities	(7,697)	(9,120)

Cash flows from financing activities:
Capital lease payments	(1,391)	(1,415)
Excess tax benefits from share-based compensation	24	33
Proceeds from exercise of stock options and other	14	13
Repurchase of common stock	(8)	(2,239)

Net cash used in financing activities	(1,361)	(3,608)

Net increase in cash and cash equivalents	16,713	22,670
Cash and cash equivalents at beginning of year	67,233	94,053

Cash and cash equivalents at end of period	$83,946	$116,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEIN MART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair statement have been included. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our annual report on Form 10-K for the year ended February 2, 2013.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Recent Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. As permitted under ASU 2013-02, the Company elected to adopt this guidance beginning in the first quarter of 2013. Classification adjustments for the period ended May 4, 2013 were insignificant. The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

2.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have money market fund investments classified as cash equivalents which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $68.2 million at May 4, 2013, $55.2 million at February 2, 2013, and $88.1 million at April 28, 2012.

3.	Revolving Credit Agreement

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

The amount available for direct borrowing was $93.8 million at May 4, 2013, and is based on 90% of eligible credit card receivables and inventories less reserves, as defined in the Credit Agreement. The amount available for borrowing represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $6.2 million. The Credit Agreement contains customary affirmative and negative covenants, including limitations on granting of liens, certain investments, additional indebtedness, prepayments on indebtedness and disposition of inventory. We had no direct borrowings at May 4, 2013.

4.	Income Taxes

The effective tax rate for the first quarter of 2013 and 2012 was 39.6 percent and 42.7 percent, respectively. The effective tax rate for the first quarter of 2012 was higher than the statutory rate primarily due to the impact of non-deductible expenses related to our post-retirement life insurance benefit which was eliminated during the fourth quarter of 2012.

5.	Shareholders’ Equity

Stock Repurchase Plan

During the first quarter of 2012, we repurchased 347,317 shares of our common stock at a total cost of $2.2 million. Repurchases during the first quarter of 2013 were immaterial.

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

The following table presents the calculation of basic and diluted EPS (shares in thousands):

	13 Weeks Ended	13 Weeks Ended
	May 4, 2013	April 28, 2012
Basic Earnings Per Common Share:
Net income	$14,692	$10,833
Income allocated to participating securities	337	249

Net income available to common shareholders	$14,355	$10,584

Basic weighted-average shares outstanding	42,814	42,712

Basic earnings per share	$0.34	$0.25

Diluted Earnings Per Common Share:
Net income	$14,692	$10,833
Income allocated to participating securities	334	249

Net income available to common shareholders	$14,358	$10,584

Basic weighted-average shares outstanding	42,814	42,712
Incremental shares from share-based compensation plans	448	40

Diluted weighted-average shares outstanding	43,262	42,752

Diluted earnings per share	$0.33	$0.25

Options to acquire shares and performance share awards totaling approximately 1.0 million and 0.9 million shares of common stock that were outstanding during the first quarters of 2013 and 2012, respectively, were not included in the computation of diluted earnings per share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. Performance share awards were not included based on level of performance.

STEIN MART, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we,” “our,” “us,” “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including, but not limited to the matters discussed in “Item 1A. Risk Factors” of our Form 10-K for the fiscal year ended February 2, 2013. Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are no guarantees of performance.

Overview

Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions.

Financial Overview for the First Quarter of 2013

•	Net sales were $321.4 million compared to $309.7 million in the first quarter of 2012.

•	Comparable store sales increased 1.2 percent compared to the first quarter of 2012.

•	Net income was $14.7 million or $0.33 per diluted share compared to net income of $10.8 million or $0.25 per diluted share in 2012.

•	The effective tax rate was 39.6 percent compared to 42.7 percent for the first quarter of 2012.

•

Cash and cash equivalents as of May 4, 2013 was $83.9 million compared to $67.2 million as of February 2, 2013 and $116.7 million as of April 28, 2012. We paid a cash dividend of $43.8 million in the fourth quarter of 2012.

•	We had no direct borrowings on our revolving credit agreement as of May 4, 2013, February 2, 2013 and April 28, 2012.

Stores

There were 262 stores open as of May 4, 2013 and 263 stores open as of April 28, 2012.

	13 Weeks Ended	13 Weeks Ended
	May 4, 2013	April 28, 2012

Stores at beginning of period	263	262
Stores opened during the period	—	2
Stores closed during the period	(1)	(1)

Stores at the end of period	262	263

Results of Operations

The following table sets forth each line item of the Condensed Consolidated Statements of Income expressed as a percentage of our net sales:

	13 Weeks Ended	13 Weeks Ended
	May 4, 2013	April 28, 2012
Net sales	100.0%	100.0%
Cost of merchandise sold	69.5%	70.3%

Gross profit	30.5%	29.7%
Selling, general and administrative expenses	22.9%	23.6%

Income from operations	7.6%	6.1%
Interest expense, net	0.0%	0.0%

Income before income taxes	7.6%	6.1%
Income tax expense	3.0%	2.6%

Net income	4.6%	3.5%

Net Sales. The following table compares net sales for the first quarter of fiscal 2013 to the first quarter of fiscal 2012 (dollar amounts in thousands):

	13 Weeks Ended	13 Weeks Ended
	May 4, 2013	April 28, 2012	Increase
Net sales	$321,364	$309,708	$11,656
Sales percent increase:
Total net sales			3.8%
Comparable store sales			1.2%

The 1.2% increase in comparable stores sales was driven mostly by an increase in average units per transaction, partially offset by a slight decrease in number of transactions. Comparable store sales reflects stores open throughout the period and prior fiscal year and excludes leased department commissions. Comparable store sales has been adjusted for the one-week shift caused by the 53 week year in 2012.

We believe our customers are responding positively to our spring merchandise assortment. Color, our assortment of designer and national brands throughout the store and our home department continue to drive sales.

Gross Profit. The following table compares gross profit for the first quarter of fiscal 2013 to the first quarter of fiscal 2012 (dollar amounts in thousands):

	13 Weeks Ended	13 Weeks Ended
	May 4, 2013	April 28, 2012	Increase
Gross profit	$97,945	$91,864	$6,081
Percentage of net sales	30.5%	29.7%	0.8%

Gross profit as a percent of sales increased primarily due to lower markdowns as we continue to improve the execution of our pricing strategy.

Selling, General and Administrative Expenses (“SG&A”). The following table compares SG&A expenses for the first quarter of fiscal 2013 to the first quarter of fiscal 2012 (dollar amounts in thousands):

	13 Weeks Ended	13 Weeks Ended	Increase/
	May 4, 2013	April 28, 2012	(Decrease)
Selling, general and administrative expenses	$73,563	$72,907	$656
Percentage of net sales	22.9%	23.6%	(0.7)%

For the 13 weeks ended May 4, 2013, SG&A expenses increased primarily due to higher depreciation expense of $1.6 million and professional fees of $0.7 million associated with our restatement. The increases were partially offset by various expense reductions, including $0.5 million of higher income from our co-branded and private label credit card programs. The decrease in SG&A as a percentage of net sales was primarily due to operating leverage on higher sales.

Income Taxes. The following table compares income tax expense for the first quarter of fiscal 2013 to the first quarter of fiscal 2012 (dollar amounts in thousands):

	13 Weeks Ended	13 Weeks Ended	Increase/
	May 4, 2013	April 28, 2012	(Decrease)
Income tax expense	$9,629	$8,078	$1,551
Effective tax rate	39.6%	42.7%	(3.1)%

The effective tax rate for the first quarter of 2012 was higher than the statutory rate due primarily to the impact of non-deductible expenses related to our post-retirement life insurance benefit which was eliminated during the fourth quarter of 2012.

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and a $100 million revolving credit facility with Wells Fargo Bank, N.A. Working capital is needed to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our working capital needs are lowest in the first quarter and highest at the end of the third quarter and beginning of the fourth quarter as we build inventories for the holiday selling season. As of May 4, 2013, we had cash and cash equivalents of $83.9 million and no direct borrowings under our revolving credit facility.

Net cash provided by operating activities was $25.8 million for the first quarter of fiscal 2013 compared to net cash provided by operating activities of $35.4 million for the first quarter of fiscal 2012. Cash provided by operating activities decreased due primarily to changes in working capital partially offset by an increase in operating income. Cash provided by operating activities for the first quarter of fiscal 2012 includes an income tax refund of approximately $6.6 million.

Net cash used in investing activities was $7.7 million for the first quarter of fiscal 2013 compared to $9.1 million for the first quarter of fiscal 2012. Capital expenditures relate to information systems hardware and software as well as new and existing store improvements.

Net cash used in financing activities was $1.4 million for the first quarter of fiscal 2013 compared to cash used in financing activities of $3.6 million for the first quarter of fiscal 2012. During the first quarter of fiscal 2013 and 2012, we had payments on capital leases of $1.4 million. During the first quarter of fiscal 2012, we repurchased shares of common stock for $2.2 million.

Recent Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. As permitted under ASU 2013-02, the Company elected to adopt this guidance beginning in the first quarter of 2013. Classification adjustments for the period ended May 4, 2013 were insignificant. The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended February 2, 2013. There were no material changes to our market risk during the quarter ended May 4, 2013.

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

The following material weaknesses were identified in 2012 and still existed as of May 4, 2013.

Inventory Markdowns: We did not maintain effective internal controls over inventory markdowns that impacted the valuation and accuracy of the accounting for and disclosures of Inventory and Cost of merchandise sold. Specifically, we did not design effective controls for the finance department to monitor and evaluate the appropriate accounting for markdowns. Additionally, our finance and merchandising departments did not communicate effectively so that the finance department could develop appropriate accounting policies relative to markdowns. Because the Company values inventories at the lower of average cost or market on a first-in, first-out basis using the retail inventory method of accounting, the characterization of markdowns as either permanent or promotional has a direct impact on the calculation of ending inventory value and thus cost of merchandise sold. More specifically, inventory is reduced by permanent markdowns for all on-hand units at the time the markdown is taken but is not reduced by promotional markdowns until the units are sold. These material weaknesses resulted in the misstatement of our Inventory and Cost of merchandise sold in 2012 and prior years.

Leasehold improvement costs: We did not maintain effective internal controls over leasehold improvements that impacted the presentation and disclosure and accuracy of the accounting for and disclosures of Prepaid expenses and other current assets, Property and equipment, net, Other assets, Other liabilities, Cost of merchandise sold and Selling, general & administrative expenses. Specifically, we did not design effective controls for financial management to adequately validate the assertions made by real estate operations management regarding the future value of leasehold improvements made by the Company and consequently did not record tenant improvement allowances (“TIA”) provided by landlords for our stores in accordance with accounting standards. TIA provided as leasehold incentives to us was thus improperly netted against property and equipment instead of being accounted for as a deferred rent credit. This material weakness resulted in the misstatement of our Prepaid expenses and other current assets, Property and equipment, net, Other assets, Other liabilities, Cost of merchandise sold and Selling, general & administrative expenses in 2012 and prior years.

Compensated absences (paid vacation): We did not maintain effective internal controls over the establishment of compensated absences (paid vacation) accruals that impacted accuracy, completeness and valuation of the accounting for and disclosures of Accrued expenses and other current liabilities and Selling, general and administrative expenses. Specifically, we did not design effective controls for financial management to effectively communicate with human resources personnel to fully understand the Company’s vacation policy. The Company’s vacation policy is an “earn in one year, take in the next” policy whereby at the end of any year, the policy leaves associates with a full year of earned, but untaken vacation. In the past, the policy was incorrectly interpreted by financial management to be an “earn and take in the same year” policy; thus the Company had historically not recorded a vacation accrual. This material weakness resulted in the misstatement of our Accrued expenses and other current liabilities and Selling, general and administrative expenses in 2012 and prior years.

Indirect overhead cost capitalization: We did not maintain effective internal controls over indirect overhead cost capitalization that impacted the valuation and accuracy of the accounting for and disclosures of Inventory and Cost of merchandise sold. Specifically, we did not design effective controls to calculate the indirect cost capitalization adjustment in interim periods. Although we have a control in place to evaluate the key assumptions and the resulting calculation of the indirect cost capitalization adjustment on an annual basis, we did not conduct an analysis at interim period ends. This material weakness resulted in the misstatement of our Inventory and Cost of merchandise sold in interim periods in 2012 and prior years.

Software assets amortization periods and retirements: We did not maintain effective internal controls over the appropriate amortization periods and the timing of retirements of software assets that impacted the accuracy, completeness, presentation and disclosure of the accounting for and disclosures of Prepaid expenses and other current assets, Property and equipment, net, and Selling, general and administrative expenses. Specifically, we did not design effective controls for information technology personnel to effectively communicate the nature of certain software expenditures to the finance department resulting in the amortization of software costs over an improper period. Additionally, we did not design effective controls for financial management to effectively communicate with information technology personnel to timely identify and remove retired software assets from the accounting records. These material weaknesses resulted in the misstatement of our Prepaid expenses and other current assets, Property and equipment, net, and Selling, general and administrative expenses in 2012 and prior years.

The material weaknesses set forth above have caused us to conclude that we had a material weakness in our control environment related to the level of information and communication between the finance department and other departmental functions being insufficient in preventing and detecting material misstatements to the Company’s financial statements in 2012 and prior years. This material weakness contributed to the above material weaknesses.

The following additional material weakness was identified in the third quarter of 2011 and still existed as of May 4, 2013:

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

Identified in 2012:

Inventory Markdowns: We implemented or are implementing the following activities in 2013 to remediate the markdown material weaknesses noted above: 1) Merchandising and financial management are updating the existing policies and procedures to reflect the agreed upon characteristics of markdowns as promotional or permanent; 2) At quarter end, financial management reviews markdown activity to determine if all items have been recorded in accordance with markdown policies; 3) At quarter end financial management meets with merchandising management to review the seasonal inventory levels. Based on this analysis they assess comparability and appropriateness of permanent markdowns and related markdown levels; 4) Financial management reviews promotional markdowns in detail to determine whether pricing actions before and after quarter end indicate situations where markdowns should be more appropriately identified as permanent; and 5) Financial management approves changes, if any, in seasonal merchandise mark out-of-stock dates.

Leasehold improvement costs: We implemented or are implementing the following activities in 2013 to remediate the leasehold accounting material weakness noted above: 1) The existing policy and procedures related to leases have been updated to reflect the proper accounting treatment of lease terms and financial management will review the terms of all new leases that contain TIA in accordance with the new policy to determine that leasehold improvements and deferred rent credits are correctly recorded; 2) The finance department will meet with real estate management annually to review the lease accounting policy and validate the underlying assertions made by the real estate department upon which the policy is predicated; and 3) We will be implementing a software application that in addition to streamlining our processes for tracking and recording leases will facilitate communication between finance and our real estate department.

Compensated absences (paid vacation): We implemented the following activities in 2013 to remediate the compensated absences (paid vacation) material weakness noted above: The accounting policy for recording accrued vacation has been updated by the finance department to reflect the proper accounting treatment of compensated absences (paid vacation) in accordance with the Company’s vacation policy and changes to the Company’s vacation policy will require approval by the finance department. Additionally, financial management reviews and approves the vacation accrual on a quarterly basis and determines that the accrual calculation is consistent with the Company’s vacation policy.

Indirect overhead cost capitalization: We implemented the following activities in 2013 to remediate the indirect cost capitalization material weakness noted above: The accounting policy for recording the indirect cost capitalization adjustment has been changed to include quarterly review of the indirect overhead rate assumptions and preparation of the resulting inventory adjustment on a quarterly basis. Additionally, financial management reviews and approves the indirect cost capitalization adjustment on a quarterly basis.

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

In addition to the remediation efforts set forth above, beginning in the fourth quarter of 2012 we re-evaluated the composition and structure of our finance organization and made several changes including replacing associates in several key positions, modifying associate responsibilities, adding resources and realigning reporting assignments to strengthen the skills and capabilities of the organization to improve the level of information and communication between departmental functions. Additionally, we implemented a quarterly sub-certification process whereby all members of upper management and certain other management review our filings and confirm their responsibility for, among other things, the effectiveness of key controls in their functional areas and that they are unaware of inaccuracies or omissions in our financial statements.

The Company believes the remediation measures will strengthen the Company’s internal control over financial reporting and remediate the material weaknesses identified. However, as we are still assessing the design and operating effectiveness of these measures, the identified material weaknesses have not been fully remediated as of May 4, 2013. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

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

ITEM 1A. RISK FACTORS

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the risk factors in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013. Additional information concerning those risks and uncertainties and other factors you may wish to consider are contained elsewhere in our filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended May 4, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
February 3, 2013 - March 2, 2013	—	$—	—	890,933
March 3, 2013 - April 6, 2013	162	8.15	162	890,771
April 7, 2013 - May 4, 2013	162	7.60	162	890,609

Total	324	$7.88	324	890,609

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors. For the quarter ended May 4, 2013 all shares purchased related to taxes due on the vesting of employee stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: June 5, 2013	By:	/s/ Jay Stein
Jay Stein
Chairman of the Board and Interim Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer