Form 10-Q
period 2013-08-03
STEIN MART INC
filed 2013-09-04
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

or

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

The number of shares outstanding of the Registrant’s common stock as of August 30, 2013 was 44,283,524.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	August 3, 2013	February 2, 2013	July 28, 2012
ASSETS

Current assets:
Cash and cash equivalents	$48,146	$67,233	$94,126
Inventories	250,728	243,345	237,897
Prepaid expenses and other current assets	19,769	22,855	27,032

Total current assets	318,643	333,433	359,055
Property and equipment, net	136,490	131,570	120,089
Other assets	26,561	26,706	22,496

Total assets	$481,694	$491,709	$501,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,121	$130,972	$113,432
Accrued expenses and other current liabilities	55,825	66,109	62,333

Total current liabilities	169,946	197,081	175,765
Other liabilities	57,562	60,594	63,654

Total liabilities	227,508	257,675	239,419

COMMITMENTS AND CONTINGENCIES (See Note 8)
Shareholders’ equity:
Preferred stock - $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $0.01 par value; 100,000,000 shares authorized; 44,275,662, 43,808,485 and 43,718,348 shares issued and outstanding, respectively	443	438	437
Additional paid-in capital	21,741	17,491	14,627
Retained earnings	232,466	216,574	248,525
Accumulated other comprehensive loss	(464)	(469)	(1,368)

Total shareholders’ equity	254,186	234,034	262,221

Total liabilities and shareholders’ equity	$481,694	$491,709	$501,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended August 3, 2013	13 Weeks Ended July 28, 2012	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012

Net sales	$290,969	$280,372	$612,333	$590,080
Cost of merchandise sold	210,653	206,553	434,072	424,397

Gross profit	80,316	73,819	178,261	165,683
Selling, general and administrative expenses	74,473	69,968	148,036	142,875

Operating income	5,843	3,851	30,225	22,808
Interest expense, net	67	43	128	89

Income before income taxes	5,776	3,808	30,097	22,719
Income tax expense	2,362	1,502	11,991	9,580

Net income	$3,414	$2,306	$18,106	$13,139

Net income per share:
Basic	$0.08	$0.05	$0.41	$0.30

Diluted	$0.08	$0.05	$0.41	$0.30

Weighted-average shares outstanding:
Basic	42,931	42,586	42,872	42,649

Diluted	43,707	42,715	43,485	42,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	13 Weeks Ended August 3, 2013	13 Weeks Ended July 28, 2012	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012

Net income	$3,414	$2,306	$18,106	$13,139
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations	3	42	5	51

Comprehensive income	$3,417	$2,348	$18,111	$13,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012
Cash flows from operating activities:
Net income	$18,106	$13,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,815	10,677
Share-based compensation	3,297	2,122
Store closing charges	(261)	199
Loss on disposals of property and equipment	254	818
Deferred income taxes	2,157	5,555
Tax deficiency from equity issuances	(459)	(654)
Excess tax benefits from share-based compensation	(157)	(51)
Changes in assets and liabilities:
Inventories	(7,383)	(19,065)
Prepaid expenses and other current assets	485	6,945
Other assets	145	73
Accounts payable	(16,851)	7,369
Accrued expenses and other current liabilities	(8,839)	(5,383)
Other liabilities	(1,570)	3,854

Net cash provided by operating activities	2,739	25,598

Cash flows from investing activities:
Acquisition of property and equipment	(18,989)	(20,586)

Net cash used in investing activities	(18,989)	(20,586)

Cash flows from financing activities:
Cash dividends paid	(2,214)	—
Capital lease payments	(2,197)	(2,882)
Excess tax benefits from share-based compensation	157	51
Proceeds from exercise of stock options and other	1,520	413
Repurchase of common stock	(103)	(2,521)

Net cash used in financing activities	(2,837)	(4,939)

Net (decrease) increase in cash and cash equivalents	(19,087)	73
Cash and cash equivalents at beginning of year	67,233	94,053

Cash and cash equivalents at end of period	$48,146	$94,126

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

Recent Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. We adopted this guidance in the first quarter of 2013. The adoption of this guidance did not have a material impact on our financial statements or disclosures.

2.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have money market fund investments classified as cash equivalents which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $36.2 million at August 3, 2013, $55.2 million at February 2, 2013 and $83.1 million at July 28, 2012.

3.	Gift Card and Merchandise Return Cards

For the 13 weeks ended August 3, 2013 and July 28, 2012, we recognized breakage income on unused gift and merchandise return cards of $0.2 million and $2.3 million, respectively. For the 26 weeks ended August 3, 2013 and July 28, 2012, we recognized breakage income on unused gift and merchandise return cards of $0.4 million and $2.6 million, respectively. During the second quarter of 2012, we updated certain assumptions on our obligations for unused gift and merchandise return card balances. Breakage income is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

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

The amount available under the Credit Agreement is the lesser of $100 million or 90% of eligible credit card receivables and inventories less reserves. The amount available for borrowing at August 3, 2013 was $93.8 million and represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $6.2 million. The Credit Agreement contains customary affirmative and negative covenants, including limitations on granting of liens, certain investments, additional indebtedness, prepayments on indebtedness and disposition of inventory. We had no direct borrowings at August 3, 2013.

5.	Income Taxes

The effective tax rates (“ETR”) for the second quarter of 2013 and 2012 were 40.9 percent and 39.4 percent, respectively. The ETR for the 26 weeks ended August 3, 2013 and July 28, 2012 were 39.8 percent and 42.2 percent, respectively. The ETR for the 26 weeks ended August 3, 2013 and July 28, 2012 were higher than the statutory rate due to non-deductible expenses.

6.	Shareholders’ Equity

Stock Repurchase Plan

During the 26 weeks ended August 3, 2013 we repurchased 10,003 shares of our common stock at a total cost of $0.1 million. Repurchases during the 26 weeks ended July 28, 2012 were 390,029 shares of our common stock at a total cost of $2.5 million.

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

The following table presents the calculation of basic and diluted EPS (shares in thousands):

	13 Weeks Ended August 3, 2013	13 Weeks Ended July 28, 2012	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012

Basic Earnings Per Common Share:
Net income	$3,414	$2,306	$18,106	$13,139
Income allocated to participating securities	96	69	464	347

Net income available to common shareholders	$3,318	$2,237	$17,642	$12,792

Basic weighted-average shares outstanding	42,931	42,586	42,872	42,649

Basic earnings per share	$0.08	$0.05	$0.41	$0.30

Diluted Earnings Per Common Share:
Net income	$3,414	$2,306	$18,106	$13,139
Income allocated to participating securities	95	68	459	346

Net income available to common shareholders	$3,319	$2,238	$17,647	$12,793

Basic weighted-average shares outstanding	42,931	42,586	42,872	42,649
Incremental shares from share-based compensation plans	776	129	613	85

Diluted weighted-average shares outstanding	43,707	42,715	43,485	42,734

Diluted earnings per share	$0.08	$0.05	$0.41	$0.30

Options to acquire shares and performance share awards totaling approximately 0.1 million and 0.7 million shares of common stock that were outstanding during the second quarters of 2013 and 2012, respectively, were not included in the computation of diluted earnings per share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. Performance share awards were not included based on level of performance. For the first 6 months of 2013 and 2012, options to acquire and performance share awards of approximately 0.6 million and 0.8 million shares of common stock, respectively, were not included in the computation of diluted earnings per share for the aforementioned reasons.

8.	Commitments and Contingencies

On July 24, 2013, the Securities and Exchange Commission (the “SEC”) informed us that it was conducting an investigation of the Company and made a request for voluntary production of documents and information. The request is focused on our recent restatement of prior financial statements and our change in auditors. We are cooperating fully with the SEC in this matter. We are unable to predict what action, if any, might be taken in the future by the SEC as a result of the matters that are the subject of the investigation or what impact, if any, the cost of responding to the investigation might have on our financial condition or results of operations.

STEIN MART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the matters discussed in “Item 1A. Risk Factors” of our Form 10-K for the fiscal year ended February 2, 2013. Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

Overview

Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions.

Financial Overview for the 13 and 26 weeks ended August 3, 2013

•

Net sales were $291.0 million for the 13 weeks ended August 3, 2013, an increase from $280.4 million for the 13 weeks ended July 28, 2012, and $612.3 million for the 26 weeks ended August 3, 2013, an increase from $590.1 million for the 26 weeks ended July 28, 2012.

•

Comparable store sales for the 13 weeks ended August 3, 2013 increased 6.4 percent compared to the 13 weeks ended July 28, 2012, and for the 26 weeks ended August 3, 2013 increased 3.6 percent compared to the 26 weeks ended July 28, 2012.

•	Net income was $3.4 million or $0.08 per diluted share for the 13 weeks ended August 3, 2013, compared to net income of $2.3 million or $0.05 per diluted share for the 13 weeks ended July 28, 2012.

•	Net income was $18.1 million or $0.41 per diluted share for the 26 weeks ended August 3, 2013 compared to net income of $13.1 million or $0.30 per diluted share for the 26 weeks ended July 28, 2012.

•

The effective tax rate was 40.9 percent for the 13 weeks ended August 3, 2013, compared to 39.4 percent for the 13 weeks ended July 28, 2012 and 39.8 percent for the 26 weeks ended August 3, 2013, compared to 42.2 percent for the 26 weeks ended July 28, 2012.

•

Cash and cash equivalents as of August 3, 2013 was $48.1 million compared to $67.2 million as of February 2, 2013 and $94.1 million as of July 28, 2012. The lower cash balance reflects payment of a special dividend of $43.8 million at the end of 2012 and a quarterly dividend of $2.2 million during the second quarter of 2013. We had no direct borrowings on our revolving credit agreement as of August 3, 2013, February 2, 2013 and July 28, 2012.

Stores

There were 262 stores open as of August 3, 2013 and 263 stores open as of July 28, 2012.

	13 Weeks Ended August 3, 2013	13 Weeks Ended July 28, 2012	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012

Stores at beginning of period	262	263	263	262
Stores opened during the period	—	—	—	2
Stores closed during the period	—	—	(1)	(1)

Stores at the end of period	262	263	262	263

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Income expressed as a percentage of our net sales:

	13 Weeks Ended August 3, 2013	13 Weeks Ended July 28, 2012	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	72.4%	73.7%	70.9%	71.9%

Gross profit	27.6%	26.3%	29.1%	28.1%
Selling, general and administrative expenses	25.6%	25.0%	24.2%	24.3%

Income from operations	2.0%	1.3%	4.9%	3.8%
Interest expense, net	0.0%	0.0%	0.0%	0.0%

Income before income taxes	2.0%	1.3%	4.9%	3.8%
Income tax expense	0.8%	0.5%	1.9%	1.6%

Net income	1.2%	0.8%	3.0%	2.2%

Net Sales. The following table compares net sales for the 13 and 26 weeks ended August 3, 2013 to the 13 and 26 weeks ended July 28, 2012 (dollar amounts in thousands):

	13 Weeks Ended August 3, 2013	13 Weeks Ended July 28, 2012	Increase	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012	Increase

Net sales	$290,969	$280,372	$10,597	$612,333	$590,080	$22,253
Sales percent increase:
Total net sales			3.8%			3.8%
Comparable store sales			6.4%			3.6%

For the 13 and 26 weeks ended August 3, 2013, the comparable store sales increase was driven by an increase in average unit retail and a smaller increase in average units per transaction, partially offset by a decrease in the number of transactions. Comparable store sales reflects stores open throughout the period and prior fiscal year and excludes leased department commissions. Comparable store sales has been adjusted for the one-week shift caused by the 53 week year in 2012.

We believe our customers responded positively to our spring merchandise assortment. An expanded color palette, an increased assortment of designer and national brands throughout the store, and our home department continue to drive sales.

Gross Profit. The following table compares gross profit for the 13 and 26 weeks ended August 3, 2013 to the 13 and 26 weeks ended July 28, 2012 (dollar amounts in thousands):

	13 Weeks Ended August 3, 2013	13 Weeks Ended July 28, 2012	Increase	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012	Increase
Gross profit	$80,316	$73,819	$6,497	$178,261	$165,683	$12,578
Percentage of net sales	27.6%	26.3%	1.3%	29.1%	28.1%	1.0%

For the 13 and 26 weeks ended August 3, 2013, the increases in the gross profit rates for both the quarter and year to date periods were primarily the result of lower markdowns, slightly higher markup and slightly lower occupancy costs as a percentage of sales due to leverage on higher sales. These increases in the gross profit rate were slightly offset by increased allocated buying and distribution costs.

Selling, General and Administrative Expenses (“SG&A”). The following table compares SG&A expenses for the 13 and 26 weeks ended August 3, 2013 to the 13 and 26 weeks ended July 28, 2012 (dollar amounts in thousands):

	13 Weeks Ended August 3, 2013	13 Weeks Ended July 28, 2012	Increase	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012	Increase/ (Decrease)
Selling, general and administrative expenses	$74,473	$69,968	$4,505	$148,036	$142,875	$5,161
Percentage of net sales	25.6%	25.0%	0.6%	24.2%	24.3%	(0.1)%

For the 13 weeks ended August 3, 2013, SG&A expenses increased primarily due to $2.1 million decrease in breakage income on unused gift cards and merchandise return cards, $1.6 million increase in store expenses and $1.5 million increase in depreciation expense, partially offset by $0.4 million decrease in corporate expenses and $0.3 million increase in credit card program income.

For the 26 weeks ended August 3, 2013, SG&A expenses increased primarily due to $3.1 million increase in depreciation expense, $2.2 million decrease in breakage income on unused gift cards and merchandise return cards and $1.5 million increase in store expenses, partially offset by $0.9 million decrease in corporate expenses and $0.8 million increase in credit card program income.

The decrease in breakage income on unused gift cards and merchandise return cards was primarily the result of an update in our breakage assumptions during the second quarter of 2012. Depreciation expense increased as a result of investments in capital expenditures. Store expenses increased primarily due to higher incentive expense and compensation increases. Corporate expenses decreased primarily due to lower healthcare costs resulting from favorable claims experience, partially offset by higher incentive expense and compensation increases.

Income Taxes. The following table compares income tax expense for the 13 and 26 weeks ended August 3, 2013 to the 13 and 26 weeks ended July 28, 2012 (dollar amounts in thousands):

	13 Weeks Ended August 3, 2013	13 Weeks Ended July 28, 2012	Increase	26 Weeks Ended August 3, 2013	26 Weeks Ended July 28, 2012	Increase/ (Decrease)
Income tax expense	$2,362	$1,502	$860	$11,991	$9,580	$2,411
Effective tax rate	40.9%	39.4%	1.5%	39.8%	42.2%	(2.4)%

For the 26 weeks ended August 3, 2013 and July 28, 2012, the effective tax rates were higher than the statutory rate due to the impact of non-deductible expenses.

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and a $100 million revolving credit facility with Wells Fargo Bank, N.A. Working capital is needed to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our working capital needs are lowest in the first quarter and highest at the end of the third quarter and beginning of the fourth quarter as we build inventories for the holiday selling season. As of August 3, 2013, we had cash and cash equivalents of $48.1 million and no direct borrowings under our revolving credit facility.

Net cash provided by operating activities was $2.7 million for the 26 weeks ended August 3, 2013 compared to $25.6 million for the 26 weeks ended July 28, 2012. Cash provided by operating activities decreased primarily due to changes in working capital, partially offset by an increase in operating income. Cash provided by operating activities for the 26 weeks ended July 28, 2012 includes an income tax refund of approximately $6.6 million.

Net cash used in investing activities was $19.0 million for the 26 weeks ended August 3, 2013 compared to $20.6 million for the 26 weeks ended July 28, 2012. Capital expenditures relate to information systems hardware and software and to new and existing store improvements. Expenditures in 2012 were higher due to greater investment in our new merchandise information system.

Net cash used in financing activities was $2.8 million for the 26 weeks ended August 3, 2013 compared to $4.9 million for the 26 weeks ended July 28, 2012. During the 26 weeks ended August 3, 2013 we had payments on capital leases of $2.2 million, a cash dividend paid of $2.2 million, and receipts from stock option exercises of $1.5 million. During the 26 weeks ended July 28, 2012, we repurchased shares of common stock for $2.5 million and had payments on capital leases of $2.9 million.

Recent Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. We adopted this guidance in the first quarter of 2013. The adoption of this guidance did not have a material impact on our financial statements or disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended February 2, 2013. There were no material changes to our market risk during the quarter ended August 3, 2013.

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

The following material weaknesses were identified in 2012 and still existed as of August 3, 2013.

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

The following additional material weakness was identified in the third quarter of 2011 and still existed as of August 3, 2013:

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

Remediation Efforts to Address Material Weaknesses

Our management has discussed the material weaknesses described above with our Audit Committee and external auditors. To remediate the material weaknesses we have implemented or are implementing a number of measures, including those listed below.

Identified in 2012:

Inventory Markdowns: We implemented or are implementing the following activities in 2013 to remediate the markdown material weaknesses noted above: 1) Merchandising and financial management are updating the existing policies and procedures to reflect the agreed upon characteristics of markdowns as promotional or permanent; 2) At quarter end, financial management reviews markdown activity to determine if all items have been recorded in accordance with markdown policies; 3) At quarter end, financial management meets with merchandising management to review the seasonal inventory levels. Based on this analysis they assess comparability and appropriateness of permanent markdowns and related markdown levels; 4) Financial management reviews promotional markdowns in detail to determine whether pricing actions before and after quarter end indicate situations where markdowns should be more appropriately identified as permanent; and 5) Financial management approves changes, if any, in seasonal merchandise mark out-of-stock dates.

Leasehold improvement costs: We implemented the following activities in 2013 to remediate the leasehold accounting material weakness noted above: 1) The existing policy and procedures related to leases have been updated to reflect the proper accounting treatment of lease terms and financial management will review the terms of all new leases that contain TIA in accordance with the new policy to determine that leasehold improvements and deferred rent credits are correctly recorded; 2) The finance department meets with real estate management annually to review the lease accounting policy and validate the underlying assertions made by the real estate department upon which the policy is predicated; and 3) We implemented a software application that in addition to streamlining our processes for tracking and recording leases will facilitate communication between finance and our real estate department.

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

The Company believes the remediation measures will strengthen the Company’s internal control over financial reporting and remediate the material weaknesses identified. However, as we are still assessing the design and operating effectiveness of these measures, the identified material weaknesses have not been fully remediated as of August 3, 2013. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

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

On July 24, 2013, the Securities and Exchange Commission (the “SEC”) informed the Company that it was conducting an investigation of the Company and made a request for voluntary production of documents and information. Based upon the request, the Company believes the investigation is focused on the Company’s recent restatement of prior financial statements and the Company’s change in auditors. The Company is cooperating fully with the SEC in this matter.

In addition, we are involved in various routine legal proceedings incidental to the conduct of our business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, could materially and adversely affect our business, financial condition and results of operations. In addition to the risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, the following additional risk factor could materially and adversely affect our business, financial condition and results of operation.

The SEC Investigation could materially and adversely affect our business, our financial condition and results of operations. On July 24, 2013, the Securities and Exchange Commission (the “SEC”) informed the Company that it was conducting an investigation of the Company and made a request for voluntary production of documents and information. Based upon the request, the Company believes the investigation is focused on the Company’s recent restatement of prior financial statements and the Company’s change in auditors. The Company is cooperating fully with the SEC in this matter. The Company is unable to predict what action, if any, might be taken in the future by the SEC as a result of the matters that are the subject of the investigation or what impact, if any, the cost of responding to the investigation might have on the Company’s financial condition or results of operations. The Company has not established any provision for losses in respect of this matter. A protracted investigation could impose substantial costs and distractions, regardless of its outcome. There can be no assurance that any final resolution of this investigation will not have a material and adverse effect on the Company’s financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended August 3, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
May 5, 2013 - June 1, 2013	6,670	$8.89	6,670	883,939
June 2, 2013 - July 6, 2013	2,065	$13.23	2,065	881,874
July 7, 2013 - August 3, 2013	944	$14.71	944	880,930

Total	9,679	$10.38	9,679	880,930

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors. For the quarter ended August 3, 2013, all shares purchased related to taxes due on the vesting of employee stock awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: September 4, 2013	By:	/s/ Jay Stein
Jay Stein
Chairman of the Board and Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer