Form 10-Q
period 2013-11-02
STEIN MART INC
filed 2013-12-04
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

or

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

The number of shares outstanding of the Registrant’s common stock as of November 30, 2013 was 44,531,282.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	November 2, 2013	February 2, 2013	October 27, 2012
ASSETS
Current assets:
Cash and cash equivalents	$59,517	$67,233	$104,121
Inventories	329,691	243,345	296,689
Prepaid expenses and other current assets	25,796	22,855	17,566

Total current assets	415,004	333,433	418,376
Property and equipment, net of accumulated depreciation and amortization of $148,358, $132,317 and $134,803, respectively	140,422	131,570	125,582
Other assets	26,930	26,706	24,635

Total assets	$582,356	$491,709	$568,593

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199,135	$130,972	$185,037
Accrued expenses and other current liabilities	65,192	66,109	65,499

Total current liabilities	264,327	197,081	250,536
Other liabilities	61,690	60,594	56,667

Total liabilities	326,017	257,675	307,203

COMMITMENTS AND CONTINGENCIES (See Note 8)
Shareholders’ equity:
Preferred stock - $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $0.01 par value; 100,000,000 shares authorized; 44,500,995, 43,808,485 and 43,608,228 shares issued and outstanding, respectively	445	438	436
Additional paid-in capital	26,078	17,491	15,430
Retained earnings	230,278	216,574	246,866
Accumulated other comprehensive loss	(462)	(469)	(1,342)

Total shareholders’ equity	256,339	234,034	261,390

Total liabilities and shareholders’ equity	$582,356	$491,709	$568,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended November 2, 2013	13 Weeks Ended October 27, 2012	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012
Net sales	$290,453	$273,729	$902,786	$863,809
Cost of merchandise sold	212,688	203,039	646,760	627,436

Gross profit	77,765	70,690	256,026	236,373
Selling, general and administrative expenses	77,873	74,431	225,909	217,306

Operating (loss) income	(108)	(3,741)	30,117	19,067
Interest expense, net	69	81	197	170

(Loss) Income before income taxes	(177)	(3,822)	29,920	18,897
Income tax (benefit) expense	(205)	(2,163)	11,786	7,417

Net income (loss)	$28	$(1,659)	$18,134	$11,480

Net income (loss) per share:
Basic	$0.00	$(0.04)	$0.41	$0.26

Diluted	$0.00	$(0.04)	$0.40	$0.26

Weighted-average shares outstanding:
Basic	43,102	42,568	42,949	42,622

Diluted	43,924	42,568	43,631	42,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	13 Weeks Ended November 2, 2013	13 Weeks Ended October 27, 2012	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012
Net income (loss)	$28	$(1,659)	$18,134	$11,480
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations	2	26	7	77

Comprehensive income (loss)	$30	$(1,633)	$18,141	$11,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012
Cash flows from operating activities:
Net income	$18,134	$11,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,834	17,245
Share-based compensation	5,248	3,769
Store closing charges	(145)	654
Loss on disposals of property and equipment	586	929
Deferred income taxes	6,740	(2,972)
Tax deficiency from equity issuances	(68)	(682)
Excess tax benefits from share-based compensation	(610)	(59)
Changes in assets and liabilities:
Inventories	(86,346)	(77,857)
Prepaid expenses and other current assets	(5,542)	15,105
Other assets	(224)	(1,235)
Accounts payable	68,163	78,974
Accrued expenses and other current liabilities	(691)	(1,219)
Other liabilities	(920)	5,559

Net cash provided by operating activities	25,159	49,691

Cash flows from investing activities:
Acquisition of property and equipment	(30,272)	(32,732)

Net cash used in investing activities	(30,272)	(32,732)

Cash flows from financing activities:
Cash dividends paid	(4,430)	—
Capital lease payments	(2,197)	(4,025)
Excess tax benefits from share-based compensation	610	59
Proceeds from exercise of stock options and other	3,633	434
Repurchase of common stock	(219)	(3,359)

Net cash used in financing activities	(2,603)	(6,891)

Net (decrease) increase in cash and cash equivalents	(7,716)	10,068
Cash and cash equivalents at beginning of year	67,233	94,053

Cash and cash equivalents at end of period	$59,517	$104,121

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

2. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have money market fund investments classified as cash equivalents which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $45.2 million at November 2, 2013, $55.2 million at February 2, 2013 and $91.2 million at October 27, 2012.

3. Gift Card and Merchandise Return Cards

For the 13 weeks ended November 2, 2013 and October 27, 2012, we recognized breakage income on unused gift and merchandise return cards of $0.2 million and $0.1 million, respectively. For the 39 weeks ended November 2, 2013 and October 27, 2012, we recognized breakage income on unused gift and merchandise return cards of $0.6 million and $2.7 million, respectively. During the second quarter of 2012, we updated certain assumptions on our obligations for unused gift and merchandise return card balances. Breakage income is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The amount available under the Credit Agreement is the lesser of $100 million or 90% of eligible credit card receivables and inventories less reserves. The amount available for borrowing at November 2, 2013 was $93.8 million and represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $6.2 million. The Credit Agreement contains customary affirmative and negative covenants, including limitations on granting of liens, certain investments, additional indebtedness, prepayments on indebtedness and disposition of inventory. We had no direct borrowings at November 2, 2013.

5. Income Taxes

The effective tax rates (“ETR”) for the 39 weeks ended November 2, 2013 and October 27, 2012 were 39.4 percent and 39.2 percent, respectively. The ETR for the 39 weeks ended November 2, 2013 and October 27, 2012 were higher than the statutory rate due to non-deductible expenses.

6. Shareholders’ Equity

Stock Repurchase Plan

During the 39 weeks ended November 2, 2013 we repurchased 18,927 shares of our common stock at a total cost of $0.2 million. Repurchases during the 39 weeks ended October 27, 2012 were 494,330 shares of our common stock at a total cost of $3.4 million.

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

The following table presents the calculation of basic and diluted EPS (shares in thousands):

	13 Weeks Ended November 2, 2013	13 Weeks Ended October 27, 2012	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012
Basic Earnings (Loss) Per Common Share:
Net income (loss)	$28	$(1,659)	$18,134	$11,480
Income allocated to participating securities	—	—	479	317

Net income (loss) available to common shareholders	$28	$(1,659)	$17,655	$11,163

Basic weighted-average shares outstanding	43,102	42,568	42,949	42,622

Basic earnings (loss) per share	$0.00	$(0.04)	$0.41	$0.26

Diluted Earnings (Loss) Per Common Share:
Net income (loss)	$28	$(1,659)	$18,134	$11,480
Income allocated to participating securities	1	—	474	316

Net income (loss) available to common shareholders	$27	$(1,659)	$17,660	$11,164

Basic weighted-average shares outstanding	43,102	42,568	42,949	42,622
Incremental shares from share-based compensation plans	822	—	682	147

Diluted weighted-average shares outstanding	43,924	42,568	43,631	42,769

Diluted earnings (loss) per share	$0.00	$(0.04)	$0.40	$0.26

Options to acquire shares and performance share awards totaling approximately 11 thousand shares of common stock that were outstanding during the third quarter of 2013 were not included in the computation of diluted earnings per share. Due to the Company’s net loss position for the third quarter of 2012, 1.3 million weighted average unvested restricted shares (participating securities) and 0.3 million weighted average common stock equivalents (non-participating securities) were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS. In addition, options to acquire shares and performance share awards totaling approximately 0.9 million shares of common stock that were outstanding during the third quarter of 2012, were not included in the computation of diluted loss per share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. Performance share awards were not included based on level of performance.

For the first 9 months of 2013 and 2012, options to acquire and performance share awards of approximately 0.3 million and 0.9 million shares of common stock, respectively, were not included in the computation of diluted earnings per share for the aforementioned reasons.

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

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the matters discussed in “Item 1A. Risk Factors” of our Form 10-K for the fiscal year ended February 2, 2013 and this Form 10-Q for the quarterly period ended November 2, 2013. Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

Overview

Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions.

Financial Overview for the 13 and 39 weeks ended November 2, 2013

•	Net sales were $290.5 million for the 13 weeks ended November 2, 2013, an increase from $273.7 million for the 13 weeks ended October 27, 2012, and $902.8 million for the 39 weeks ended November 2, 2013, an increase from $863.8 million for the 39 weeks ended October 27, 2012.

•	Comparable store sales for the 13 weeks ended November 2, 2013 increased 4.8 percent compared to the 13 weeks ended October 27, 2012, and for the 39 weeks ended November 2, 2013 increased 4.0 percent compared to the 39 weeks ended October 27, 2012.

•	Net income was $28 thousand or $0.00 per diluted share for the 13 weeks ended November 2, 2013, compared to net loss of $1.7 million or $0.04 loss per diluted share for the 13 weeks ended October 27, 2012.

•	Net income was $18.1 million or $0.40 per diluted share for the 39 weeks ended November 2, 2013 compared to net income of $11.5 million or $0.26 per diluted share for the 39 weeks ended October 27, 2012.

•	Cash and cash equivalents as of November 2, 2013 was $59.5 million compared to $67.2 million as of February 2, 2013 and $104.1 million as of October 27, 2012. The lower cash balance reflects payment of a special dividend of $43.8 million at the end of 2012 and two quarterly dividends totaling $4.4 million during 2013. We had no direct borrowings on our revolving credit agreement as of November 2, 2013, February 2, 2013 and October 27, 2012.

Stores

There were 264 stores open as of November 2, 2013 and 262 stores open as of October 27, 2012.

	13 Weeks Ended November 2, 2013	13 Weeks Ended October 27, 2012	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012
Stores at beginning of period	262	263	263	262
Stores opened during the period	4	3	4	5
Stores closed during the period	(2)	(4)	(3)	(5)

Stores at the end of period	264	262	264	262

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations expressed as a percentage of our net sales:

	13 Weeks Ended November 2, 2013	13 Weeks Ended October 27, 2012	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	73.2%	74.2%	71.6%	72.6%

Gross profit	26.8%	25.8%	28.4%	27.4%
Selling, general and administrative expenses	26.9%	27.2%	25.1%	25.2%

Operating (loss) income	(0.1)%	(1.4)%	3.3%	2.2%
Interest expense, net	0.0%	0.0%	0.0%	0.0%

(Loss) income before income taxes	(0.1)%	(1.4)%	3.3%	2.2%
Income tax (benefit) expense	(0.1)%	(0.8)%	1.3%	0.9%

Net income (loss)	0.0%	(0.6)%	2.0%	1.3%

Net Sales. The following table compares net sales for the 13 and 39 weeks ended November 2, 2013 to the 13 and 39 weeks ended October 27, 2012 (dollar amounts in thousands):

	13 Weeks Ended November 2, 2013	13 Weeks Ended October 27, 2012	Increase	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012	Increase
Net sales	$290,453	$273,729	$16,724	$902,786	$863,809	$38,977
Sales percent increase:
Total net sales			6.1%			4.5%
Comparable store sales			4.8%			4.0%

For the 13 and 39 weeks ended November 2, 2013, the comparable store sales increase was driven by an increase in average unit retail and a smaller increase in average units per transaction. The number of transactions increased slightly for the 13 weeks ended November 2, 2013 and decreased for the 39 weeks ended November 2, 2013. Comparable store sales reflects stores open throughout the period and prior fiscal year and excludes leased department commissions. Comparable store sales has been adjusted for the one-week shift caused by the 53 week year in 2012.

We believe our customers responded positively to our improved merchandise assortment. An expanded color palette, an increased assortment of designer and national brands throughout the store, and our home department continue to drive sales.

Gross Profit. The following table compares gross profit for the 13 and 39 weeks ended November 2, 2013 to the 13 and 39 weeks ended October 27, 2012 (dollar amounts in thousands):

	13 Weeks Ended November 2, 2013	13 Weeks Ended October 27, 2012	Increase	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012	Increase
Gross profit	$77,765	$70,690	$7,075	$256,026	$236,373	$19,653
Percentage of net sales	26.8%	25.8%	1.0%	28.4%	27.4%	1.0%

For the 13 weeks ended November 2, 2013, the increase in the gross profit rate for the quarter was primarily the result of higher markup and slightly lower occupancy costs as a percentage of sales, offset by slightly higher markdowns as a percentage of sales.

For the 39 weeks ended November 2, 2013, the increase in the year to date gross profit rate was primarily the result of higher markup, slightly lower markdowns as a percentage of sales and slightly lower occupancy costs as a percentage of sales.

Selling, General and Administrative Expenses (“SG&A”). The following table compares SG&A expenses for the 13 and 39 weeks ended November 2, 2013 to the 13 and 39 weeks ended October 27, 2012 (dollar amounts in thousands):

	13 Weeks Ended November 2, 2013	13 Weeks Ended October 27, 2012	Increase/ (Decrease)	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012	Increase/ (Decrease)
Selling, general and administrative expenses	$77,873	$74,431	$3,442	$225,909	$217,306	$8,603
Percentage of net sales	26.9%	27.2%	(0.3)%	25.1%	25.2%	(0.1)%

For the 13 weeks ended November 2, 2013, SG&A expenses increased primarily due to a $1.9 million increase in store expenses, a $1.1 million increase in corporate expenses and a $0.5 million increase in depreciation expense. Store expenses increased primarily due to compensation increases and higher payroll expense to support our higher sales and new stores. Corporate expenses increased primarily due to higher incentive expense and compensation increases. Depreciation expense increased as a result of investments in capital expenditures.

For the 39 weeks ended November 2, 2013, SG&A expenses increased primarily due to a $3.6 million increase in depreciation expense, a $3.3 million increase in store expenses and a $2.1 million decrease in breakage income on unused gift cards and merchandise return cards, partially offset by a $0.7 million increase in credit card program income. Depreciation expense increased as a result of investments in capital expenditures. Store expenses increased due to compensation increases and higher payroll expense to support higher sales and new stores. The decrease in breakage income on unused gift cards and merchandise return cards was primarily the result of an update in our breakage assumptions during the second quarter of 2012. Corporate expenses for the 39 weeks ended November 2, 2013 were comparable to the prior year primarily due to higher incentive expense and compensation increases offset by lower healthcare costs resulting from favorable claims experience and lower allocated buying costs.

Income Taxes. The following table compares income tax expense for the 13 and 39 weeks ended November 2, 2013 to the 13 and 39 weeks ended October 27, 2012 (dollar amounts in thousands):

	13 Weeks Ended November 2, 2013	13 Weeks Ended October 27, 2012	Increase/ (Decrease)	39 Weeks Ended November 2, 2013	39 Weeks Ended October 27, 2012	Increase
Income tax (benefit) expense	$(205)	$(2,163)	$1,958	$11,786	$7,417	$4,369
Effective tax rate	(115.8)%	(56.6)%	(59.2)%	39.4%	39.2%	0.2%

For the 39 weeks ended November 2, 2013 and October 27, 2012, the effective tax rates were higher than the statutory rate due to the impact of non-deductible expenses.

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and a $100 million revolving credit facility with Wells Fargo Bank, N.A. Working capital is needed to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our working capital needs are lowest in the first quarter and highest at the end of the third quarter and beginning of the fourth quarter as we build inventories for the holiday selling season. As of November 2, 2013, we had cash and cash equivalents of $59.5 million and no direct borrowings under our revolving credit facility.

Net cash provided by operating activities was $25.2 million for the 39 weeks ended November 2, 2013 compared to $49.7 million for the 39 weeks ended October 27, 2012. Cash provided by operating activities decreased primarily due to changes in working capital, partially offset by an increase in operating income. Working capital changes were primarily driven by increased inventories net of accounts payable and higher tax payments. Cash provided by operating activities for the 39 weeks ended October 27, 2012 includes an income tax refund of approximately $6.6 million.

Net cash used in investing activities was $30.3 million for the 39 weeks ended November 2, 2013 compared to $32.7 million for the 39 weeks ended October 27, 2012. Capital expenditures relate to information systems hardware and software and to new and existing store improvements. Expenditures in 2012 were higher due to greater investment in our new merchandise information system.

Net cash used in financing activities was $2.6 million for the 39 weeks ended November 2, 2013 compared to $6.9 million for the 39 weeks ended October 27, 2012. During the 39 weeks ended November 2, 2013, we had cash dividends paid of $4.4 million, payments on capital leases of $2.2 million, and receipts from stock option exercises of $3.6 million. During the 39 weeks ended October 27, 2012, we had payments on capital leases of $4.0 million and we repurchased shares of common stock for $3.4 million.

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

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Form 10-K for the year ended February 2, 2013. There were no material changes to our market risk during the quarter ended November 2, 2013.

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

The following material weaknesses were identified in 2012 and still existed as of November 2, 2013.

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

The following additional material weakness was identified in the third quarter of 2011 and still existed as of November 2, 2013:

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

Identified in 2012:

Inventory Markdowns: We implemented the following activities in 2013 to remediate the markdown material weaknesses noted above: 1) Merchandising and financial management are updating the existing policies and procedures to reflect the agreed upon characteristics of markdowns as promotional or permanent; 2) At quarter end, financial management reviews markdown activity to determine if all items have been recorded in accordance with markdown policies; 3) At quarter end, financial management meets with merchandising management to review the seasonal inventory levels. Based on this analysis they assess comparability and appropriateness of permanent markdowns and related markdown levels; 4) Financial management reviews promotional markdowns in detail to determine whether pricing actions before and after quarter end indicate situations where markdowns should be more appropriately identified as permanent; and 5) Financial management approves changes, if any, in seasonal merchandise mark out-of-stock dates.

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

The Company believes the remediation measures will strengthen the Company’s internal control over financial reporting and remediate the material weaknesses identified. However, as we are still assessing the design and operating effectiveness of these measures, the identified material weaknesses have not been fully remediated as of November 2, 2013. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

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

The SEC Investigation could materially and adversely affect our business, our financial condition and results of operations. On July 24, 2013, the SEC informed the Company that it was conducting an investigation of the Company and made a request for voluntary production of documents and information. Based upon the request, the Company believes the investigation is focused on the Company’s recent restatement of prior financial statements and the Company’s change in auditors. The Company is cooperating fully with the SEC in this matter. The Company is unable to predict what action, if any, might be taken in the future by the SEC as a result of the matters that are the subject of the investigation or what impact, if any, the cost of responding to the investigation might have on the Company’s financial condition or results of operations. The Company has not established any provision for losses in respect of this matter. A protracted investigation could impose substantial costs and distractions, regardless of its outcome. There can be no assurance that any final resolution of this investigation will not have a material and adverse effect on the Company’s financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended November 2, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
August 4, 2013 - August 31, 2013	5,520	$12.45	5,520	875,410
September 1, 2013 - October 5, 2013	1,851	$13.32	1,851	873,559
October 6, 2013 - November 2, 2013	1,553	$14.68	1,553	872,006

Total	8,924	$13.02	8,924	872,006

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors. For the quarter ended November 2, 2013, all shares purchased related to taxes due on the vesting of employee stock awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On June 28, 2013, in recognition of the substantial increase in the trading price of our common stock and the value derived by our shareholders from such increase in value, our Compensation Committee approved cash bonuses which would become payable to certain executive officers if the closing price of our common stock equaled or exceeded $14.00 per share on two consecutive trading days. Our common stock maintained a closing price in excess of $14.00 per share for two consecutive trading days on July 12, 2013, and our named executive officers received the following bonus payments on July 16, 2013:

Executive Officer	Cash Bonus Amount
Gregory W. Kleffner Executive Vice President, Chief Financial Officer	$100,000

D. Hunt Hawkins Executive Vice President, Chief Operating Officer	$250,000

Brian R. Morrow Executive Vice President, Chief Merchandising Officer	$250,000

Gary L. Pierce Senior Vice President Director of Stores	$50,000

Our Chairman and Chief Executive Officer, Jay Stein, did not participate in this cash bonus.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: December 4, 2013	By:	/s/ Jay Stein
Jay Stein
Chairman of the Board and Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer