Form 10-K
period 2014-02-01
STEIN MART INC
filed 2014-04-15
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 3, 2013 was $398,577,541. For purposes of this response, executive officers and directors are deemed to be affiliates of the registrant and the holdings by non-affiliates was computed as 28,029,363 shares. At March 21, 2014, the Registrant had issued and outstanding an aggregate of 44,831,004 shares of its common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

OVERVIEW

Headquartered in Jacksonville, Florida, Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store. Our focused assortment of merchandise features current season, moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions, all offered at prices competitive with off-price retail chains. Begun in the early 1900’s as a single store in Greenville, Mississippi, we operated 264 stores in 29 states and an Internet store as of February 1, 2014.

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

KEY STRATEGIC OBJECTIVES

Our mission is to provide current season, first-quality fashion apparel, shoes, accessories and home fashion merchandise at prices comparable to off-price retail chains in a convenient, attractive, easy-to-shop location. We believe our success and future growth will depend on the consistent execution of the following:

•	Having a desirable, current season assortment of designer, brand name, exclusive and proprietary fashion apparel, accessories and home fashion merchandise,

•	Sourcing a wide range of key brands and maintaining strong partnerships with the vendors representing those brands,

•	Offering everyday low prices on fashion merchandise through buying methodologies and low cost operations,

•	Attracting repeat and new customers through marketing and advertising programs,

•	Having an attractive store appearance, appealing merchandise presentation and on-demand customer service, similar to a department or specialty store, and

•	Maintaining current and opening new locations in regional, community and neighborhood shopping centers serving a more affluent customer.

TARGET CUSTOMER

Our target customer is a 35-55 year old woman who is both style conscious and value seeking. She is typically married and college educated. She may be multi-cultural, works at least part-time in a professional position and has above-average household income.

MERCHANDISING, PURCHASING AND PRICING

Our fashion assortment is driven primarily by seasonal fashion trends and a focus on name brand and designer merchandise complemented by a select program of private label and proprietary/exclusive merchandise. In 2013, approximately 10 percent of our sales were from private label or proprietary/exclusive merchandise. We merchandise our stores based on individual store selling characteristics, seasonal delivery fluctuations and regional preferences while maintaining consistent assortments from store to store.

Our merchants purchase products from approximately 1,200 vendors. One of our vendors accounted for approximately 5 percent of our total purchases during 2013. We buy a majority of our merchandise at the same time and from many of the same manufacturers as traditional department/specialty stores although we generally do not require the same level of front and back-end vendor concessions, such as advertising allowances, return privileges and markdown allowances, which are common and significant in the department store industry. As a result, we believe that our buyers are able to negotiate more favorable upfront pricing terms from vendors. We also purchase merchandise opportunistically when we believe a combination of the product and the price makes it a compelling addition to our assortment. In both instances, we reflect our savings in our pricing which passes on to our customers through everyday low pricing targeted to be competitive with off-price retail chains.

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

The following table reflects the percentage of our sales by major merchandise category, including shoe department sales, for the fiscal years indicated:

	2013	2012	2011
Ladies’ and Boutique apparel	45%	45%	45%
Ladies’ accessories	11%	12%	13%
Men’s	20%	20%	20%
Home	13%	12%	11%
Shoes	7%	8%	8%
Other	4%	3%	3%

	100%	100%	100%

LOCATIONS, GROWTH STRATEGY AND STORE APPEARANCE

On February 1, 2014, we operated 264 stores in 29 states and an Internet store. Our stores are located in the Northeast, Midwest, Southeast, Texas and the Southwest. We are most fully concentrated in the Southeast and Texas where 183 of our stores are located. Most locations are in neighborhood, community and regional shopping centers frequented by a more affluent customer. Our optimal co-tenants within these shopping centers cater to a similar target customer and include highly-frequented retail formats such as other apparel retailers, higher-end grocers and restaurants. All Stein Mart locations, including the corporate headquarters and distribution centers, are leased.

We are selectively seeking properties that strengthen our portfolio of stores in current markets. We utilize regional tenant representative brokers to help us identify potential sites for new or relocated stores. New store decisions are supported by independent sales forecasts, and approved by a real estate committee made up of senior level executives.

Our typical store is currently approximately 35,000 gross square feet with a racetrack design, convenient centralized check-out, and individual dressing rooms. We display merchandise in lifestyle groupings of apparel and accessories, which we believe enables the customer to locate desired merchandise in a manner that encourages multiple purchases. We seek to create excitement in our stores through the continual flow of fashion merchandise, targeted sales promotions, store layout, merchandise presentation, and the quality, value and depth of our merchandise assortment. Our newer stores are approximately 32,000 gross square feet with the reduction from our past stores being in smaller backrooms that can be accommodated by our current distribution processes.

In 2010 we began selling selected merchandise offerings on the Internet. This expanded to additional product offerings for 2011 and 2012. During 2012, we temporarily ceased selling merchandise on the Internet as we realized we needed a world-class platform provider to maximize this important channel of business for us. We relaunched the Internet site during the third quarter of 2013. Internet sales in 2013, 2012 and 2011 amounted to less than 1% of our total sales.

CUSTOMER SERVICE

Our stores offer many services typically found in better department or specialty stores, such as merchandise locator service, a Preferred Customer program, co-branded and private label credit card programs, and electronic gift cards. Each store is staffed with a number of sales associates to provide on-demand customer service. Our stores have their own Boutique, generally staffed by specially-recruited associates who typically work one day a week. We believe this staffing approach adds credibility and fashion integrity to the department.

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

Our Preferred Customer Card program is an important marketing tool. Preferred Customer Card customers receive preview copies of select circulars mailed to their home, members only shopping days, birthday discounts and special email announcements. This program provides useful database information regarding customer preferences, habits and advertising receptivity. All Stein Mart credit card holders are members of our Preferred Customer Card program.

Stein Mart Credit Card holders (co-branded MasterCard and private label cards) receive advance notice of sales events and special promotional offers including Extra Savings Events which occur periodically throughout the year and provide incremental savings on purchases made with the Stein Mart credit card during these events.

Stein Mart co-branded credit card holders also participate in the credit card rewards program, which provides for an incentive in the form of reward certificates based on their cumulative purchases made on the credit card.

The Stein Mart Internet site, www.steinmart.com, was relaunched during the third quarter of 2013. The website now allows customers to make online purchases of much of the same product offered in our stores along with some online exclusive products. The website also provides information for customers regarding store locations, brands, products and selected sales promotion activity. Visitors to the website may apply for our credit card, sign up to be Preferred Customers, sign up for email notifications, and purchase gift cards.

COMPETITION

Our primary competitors are department and specialty stores, as well as conventional off-price retail chains. From our customer’s perspective, we believe we differentiate ourselves from department stores and specialty stores due to our (i) everyday low pricing, (ii) convenient locations in shopping centers, and (iii) assortments that are more edited than department stores and more varied than specialty stores. We believe we differentiate ourselves from typical off-price retail chains by offering (i) primarily current season first-quality merchandise carried by better department or specialty stores, (ii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, (iii) merchandise presentation and customer service more comparable to upscale retailers and (iv) competitive price levels.

DISTRIBUTION

Our logistics network (“supply chain”) consists of consolidation centers (“CC’s”) located in the Atlanta, Los Angeles and New Jersey areas, and store distribution centers (“SDC’s”) located in the Atlanta, Dallas, and Los Angeles areas. Approximately 75% of the vendor shipments are aggregated at the CC’s and then shipped to the SDC’s with the remaining 25% moving direct from vendors to SDC’s. The SDC’s receive and check the merchandise to ensure it is floor ready for our stores. The SDCs are automated and virtually all of our vendors are now electronic data interchange (“EDI”) capable so we are able to cross-dock a high percentage of our receipts. Store deliveries are made by contract carriers to the stores once or twice a week depending on location and store volume. During fiscal 2013, we transitioned two of the three CC’s and all three SDC’s from third-party to company-operated facilities. The New Jersey CC is the only facility managed by a third-party logistics provider.

EMPLOYEES

As of February 1, 2014, our work force consisted of approximately 11,000 employees (5,300 40-hour equivalent employees). Each of our stores employs an average of 40 persons. The number of employees fluctuates during the year based on the particular selling season.

SEASONALITY

Our business is seasonal. Sales and profitability are historically higher in the first and fourth quarters of the fiscal year, which include the spring and holiday seasons.

TRADEMARKS

We own the federally registered trademark Stein Mart®, together with a number of other marks used in conjunction with our private label merchandise program. Management believes that our trademarks are important, but, with the exception of Stein Mart®, not critical to our merchandising strategy.

AVAILABLE INFORMATION

Copies of our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those filings are available, free of charge, on our investor relations website at http://ir.steinmart.com (click on “SEC Filings”). Also available free of charge on the investor relations website are the charters for the Audit Committee, Compensation Committee, Corporate Governance Committee, and Strategic Planning Committee, as well as the Code of Conduct, Corporate Governance Guidelines and Articles of Incorporation (click on “Charters & Documents”). Paper copies of these items are available free of charge upon request by writing Stein Mart, Inc., 1200 Riverplace Boulevard, Jacksonville, FL 32207, Attention: Shareholder Relations.

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

We face intense competition in the retail industry. We face intense competition for customers from department stores, specialty stores, regional and national off-price retail chains and Internet and mail-order retailers. Many of these competitors are larger and have significantly greater financial and marketing resources than we do. In addition, many department stores and other competitors have become more promotional and have reduced their price points. Certain department stores and certain of our vendors have opened outlet stores which offer merchandise at prices that are competitive with ours. Many of our competitors have significant Internet sales. While we maintain an Internet site and began selling merchandise on the Internet in 2013, our Internet sales currently comprise an insignificant portion of our total sales. If we fail to successfully compete, our profitability and results of operations could be harmed.

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

Increases in the price of merchandise could increase our costs which could negatively impact our margins. The raw materials used to manufacture our goods are subject to availability constraints and price volatility caused by high demand for fabrics, supply conditions, government regulations, and other unpredictable factors. Our procurement of goods and services is subject to the effects of price increases which we may or may not be able to pass through to our customers. Additionally, procurement of our merchandise is subject to increases in demand for, or the price of, raw materials, services and labor. All of these factors may affect our ability to access suitable merchandise on acceptable terms, are beyond our control and could negatively impact our margins.

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

We now perform a majority of our own distribution functions and, if we experience any business interruptions or disruptions in the distribution process, our profitability could be materially impacted. We have transitioned a majority of our distribution functions away from third parties to three distribution centers which we lease and operate. We may not anticipate, respond adequately to or control all of the challenges of operating our distribution centers. In the event that the orderly receipt and distribution of merchandise is disrupted, impeding the timeliness or fulfillment quality of the products being distributed, or any of our distribution centers becomes inaccessible, or is otherwise not fully usable, it would have a material adverse effect on our ability to distribute our products, which in turn would have a material adverse effect on our sales, profitability, financial condition and operating performance.

We are subject to risks associated with importing merchandise from other countries. Much of the fashion and brand name merchandise we acquire, either directly or through vendors, is sourced from various foreign countries. Political or financial instability, terrorism, trade restrictions, tariffs, currency exchange rates, raw material shortages, disruptions, strikes, work stoppages and other factors beyond our control could affect the availability of our merchandise inventory. Additionally, while our internal policies require our vendors and the third parties from whom they source merchandise to comply with all applicable laws and regulations, we do not have the ability to control our vendors, their manufacturers or their employment and business practices. The failure of our vendors and their suppliers to comply with applicable laws, or the use of labor practices which deviate from those which generally are considered ethical in the United States, could affect the availability and price of merchandise, damage our reputation or otherwise have a material adverse effect on our sales, profitability, financial condition and operating performance.

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

Unauthorized disclosure of sensitive or confidential customer or employee information could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business. As part of our normal course of business, we collect, process and retain sensitive and confidential customer and employee information and we process customer credit card and check information. In addition, we accept and transmit credit card applications through our retail locations pursuant to our credit card agreement with GE Capital Retail Bank (“GE”). We also rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. The systems we utilize for credit card transactions, as well as the technology utilized in such transactions, are determined and controlled by the credit card industry. Recent breaches of security measures at major retailers have resulted in the theft and dissemination of the confidential information of millions of customers throughout the United States. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, such as GE, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our service providers, could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business.

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

Failure to comply with legal and regulatory requirements may adversely impact our business and results of operations. Our business is subject to many legal and regulatory requirements, including, among others, employment, trade, healthcare, tax, securities and privacy laws and regulations. Our policies, procedures and internal controls are designed to help us comply with all applicable laws; however, the current high level of regulatory reform across many different areas has led, and may continue to lead, to substantial new regulations and disclosure obligations. Additional legal or regulatory requirements or more stringent interpretations of applicable requirements could increase the complexity of the regulatory environment in which we operate and the cost of compliance. Failure to comply with the various laws and regulations, as well as changes in laws and regulations, could have an adverse impact on our reputation, operations or financial results.

The SEC Investigation could materially and adversely affect our business, our financial condition and results of operations. On July 24, 2013, the SEC informed the Company that it was conducting an investigation of the Company and made a request for voluntary production of documents and information. Based upon the request, the Company believes the investigation is focused on the Company’s recent restatement of prior financial statements and the Company’s change in auditors. The Company is cooperating fully with the SEC in this matter. The Company is unable to predict what action, if any, might be taken in the future by the SEC as a result of the matters that are the subject of the investigation or what impact the cost of responding to the investigation might have on the Company’s financial condition or results of operations. The Company has not established any provision for losses in respect of this matter. A protracted investigation could impose substantial costs and distractions, regardless of its outcome. There can be no assurance that any final resolution of this investigation will not have a material and adverse effect on the Company’s financial condition and results of operations.

We previously identified and remediated material weaknesses in our internal control over financial reporting which may, if our remediation measures are insufficient, result in additional material misstatements in our financial statements. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. In prior fiscal years, our management identified certain material weaknesses in our internal control over financial reporting. We believe all such material weaknesses have been fully addressed by the remediation measures put in place during the 2013 fiscal year. However, if our remediation measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Stores

The following table summarizes our store count activity during the last three fiscal years:

	2013	2012	2011
Stores at beginning of year	263	262	264
Stores opened during the year	4	6	3
Stores closed during the year	(3)	(5)	(5)

Stores at end of year	264	263	262

As of February 1, 2014, our stores operated in the following 29 states:

State	Number of Stores	State	Number of Stores
Alabama	9	Missouri	3
Arizona	10	Nevada	4
Arkansas	2	New Jersey	5
California	20	New York	3
Colorado	3	North Carolina	20
Florida	42	Ohio	8
Georgia	13	Oklahoma	4
Illinois	4	Pennsylvania	4
Indiana	7	South Carolina	12
Kansas	2	Tennessee	13
Kentucky	2	Texas	44
Louisiana	8	Utah	1
Massachusetts	1	Virginia	12
Michigan	1	Wisconsin	1
Mississippi	6

We lease all of our store locations, generally for 10 years with options to extend the lease term for two or more 5-year periods. We have the right to terminate some of these leases before the expiration date under specified circumstances and some with specified termination payments. Most of our leases provide for fixed minimum rents, as well as contingent amounts based on a percentage of sales in excess of specified levels. We also lease our 109,000 square foot corporate headquarters in Jacksonville, Florida.

As of February 1, 2014, we leased the following additional facilities:

Facility	Location	Square Feet
Distribution Center/Warehouse	Lithia Springs, Georgia	202,000
Distribution Centers:	Grand Prairie, Texas	75,000
	Ontario, California	70,000

As of February 1, 2014, the current terms of our 264 stores (assuming we exercise all lease renewal options) were as follows:

Number of Leases Expiring
Years Lease Term Expire
2014	2
2015-2018	13
2019-2023	39
2024-2028	74
2029 and later	136

ITEM 3.	LEGAL PROCEEDINGS

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

Market Price and Related Matters

Our common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “SMRT”. On March 21, 2014, there were 875 shareholders of record. The following table sets forth the high and low sales prices of our common stock per NASDAQ and our quarterly cash dividends per common share for each quarter in the years ended February 1, 2014 and February 2, 2013:

	2013			2012
	High	Low	Dividend	High	Low	Dividend
First Quarter	$8.92	$7.44	$0.00	$7.58	$6.02	$0.00
Second Quarter	15.21	8.85	0.05	8.29	6.05	0.00
Third Quarter	15.50	11.95	0.05	9.34	7.58	0.00
Fourth Quarter	16.17	12.32	0.05	8.88	6.56	1.00

Dividends

On June 18, 2013, the Board of Directors approved the initiation of a regular quarterly dividend of $0.05 per share or $0.20 on an annual basis. In 2013, we paid a quarterly dividend of $0.05 per common share on July 19, 2013, October 18, 2013 and January 17, 2014. In 2012, we paid a special cash dividend of $1.00 per common share on December 24, 2012.

On March 12, 2014, the Company announced that its Board of Directors declared a quarterly dividend of $0.05 per common share which will be paid on April 18, 2014 to shareholders of record on April 4, 2014.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the quarter ended February 1, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
November 3, 2013 - November 30, 2013	733	$15.37	733	871,273
December 1, 2013 - January 4, 2014	511	13.25	511	870,762
January 5, 2014 - February 1, 2014	67,571	12.63	67,571	803,191

Total	68,815	$12.66	68,815	803,191

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors. For the quarter ended February 1, 2014, all shares purchased related to withholding taxes due on the vesting of employee stock awards.

Performance Graph

The following graph compares the cumulative five-year shareholder return on our common stock with the cumulative total return to the NASDAQ Composite Index and the S&P 500 Apparel Retail Index. The comparison assumes $100 was invested at the beginning of the five year period in Stein Mart, Inc. stock and in each of the indices shown and assumes reinvestment of any dividends.

	1/31/2009	1/30/2010	1/29/2011	1/28/2012	2/2/2013	2/1/2014
Stein Mart, Inc.	$100.00	$675.2	$717.1	$668.0	$894.3	$1,267.6
NASDAQ Composite	100.00	146.7	185.5	198.0	226.8	296.3
S&P 500 Apparel Retail	100.00	197.7	258.9	341.4	460.2	533.0

* * * * *

The stock performance graph should not be deemed filed or incorporated by reference into any other filings made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA (Dollars in Thousands, Except Per Share and Per Square Foot Data)

Consolidated Statement of Operations Data:

					(Unaudited)
	2013	2012(1)	2011	2010	2009
Net sales	$1,263,571	$1,232,366	$1,177,951	$1,201,081	$1,235,958
Cost of merchandise sold	896,218	889,736	858,335	868,415	882,716

Gross profit	367,353	342,630	319,616	332,666	353,242
Selling, general and administrative expenses	326,520	306,407	287,184	277,330	319,317

Operating income	40,833	36,223	32,432	55,336	33,925
Interest expense, net	265	225	286	338	650

Income before income taxes	40,568	35,998	32,146	54,998	33,275
Income tax expense (benefit)	15,013	10,971	12,215	(1,688)	10,869

Net income	$25,555	$25,027	$19,931	$56,686	$22,406

Basic income per share	$0.58	$0.57	$0.45	$1.28	$0.52
Diluted income per share	$0.57	$0.57	$0.44	$1.26	$0.51
Cash dividends paid per share	$0.15	$1.00	$—	$0.50	$—
Consolidated Operating Data:
Stores open at end of period	264	263	262	264	267
Sales per store including gross shoe department (2)(4)	$5,085	$4,949	$4,793	$4,813	$4,845
Sales per store including net shoe department (3)(4)	$4,783	$4,652	$4,500	$4,537	$4,581
Sales per square foot including gross shoe department (2)(4)	$173	$167	$161	$161	$160
Comparable store net sales increase (decrease) (5)	3.7%	2.7%	(1.1)%	(1.8)%	(5.6)%
Consolidated Balance Sheet Data:
Working capital	$160,958	$136,352	$172,898	$171,038	$153,356
Total assets	524,258	491,709	479,583	442,023	402,434
Capital lease obligations/long-term	—	—	1,480	—	—
Total shareholders’ equity	264,401	234,034	249,671	237,481	197,986

(1)	2012 is a 53-week year; all others are 52-week years.
(2)	These sales per store and sales per square foot amounts include gross shoe department sales, which are reported net in our net sales. Sales per store is calculated by dividing (a) total sales including shoe department gross sales for stores open at the end of the year, excluding stores open for less than 12-months by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot includes shoe department gross sales and selling space and excludes administrative, receiving and storage areas. Internet sales are excluded from the calculation.
(3)	These sales per store amounts include shoe department commissions, which are included in our net sales. Sales per store is calculated by dividing (a) total sales including shoe department net sales for stores open at the end of the year, excluding stores open for less than 12-months by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Internet sales are excluded from the calculation.
(4)	Sales per store and sales per square foot for 2012 has been adjusted to exclude the 53rd week.
(5)	Comparable store sales information for a period reflects stores open throughout that period and for the same 52-week period in the prior year and Internet sales, except for the year 2012. Comparable store net sales increase for 2012 compares sales for the 52 weeks ended January 26, 2013 to the 52 weeks ended January 28, 2012. Comparable store sales does not include leased department commissions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices comparable to off-price retail chains. Our focused assortment of merchandise features current season moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions.

2013 Highlights

Comparable store sales for 2013 increased 3.7 percent compared to 2012 and total sales increased 2.5 percent. Net income for 2013 was $25.6 million or $0.57 per diluted share compared to $25.0 million or $0.57 per diluted share for 2012.

Cash and cash equivalents at year-end 2013 was $66.9 million compared to $67.2 million at year-end 2012. Our financial position remains strong as the 2013 balance reflects our increased investment in inventories, capital expenditures of $36.3 million and payment of three quarterly dividends ($0.05 per share) totaling $6.7 million during 2013. We had no direct borrowings on our revolving credit agreement as of February 1, 2014 and February 2, 2013.

2014 Outlook

For 2014, we expect sales increases to leverage against our efficient expense structure to continue driving earnings, particularly as we add stores.

We expect the following factors to influence our business in 2014:

•	Current 2014 plans are to open 10 stores, relocate six stores to better locations in their respective markets and close two stores.

•	The gross profit rate is expected to be slightly less than the reported 2013 rate of 29.1 percent.

•	Selling, general and administrative (“SG&A”) expenses are expected to increase approximately $10 million from the $326.5 million reported in 2013 and include the following items:

•	SG&A is expected to be approximately $5 million higher as a result of new and relocated stores, including higher pre-opening costs.

•	Depreciation will increase by approximately $2 million.

•	E-commerce is expected to incur a loss of approximately $2 million in 2014.

•	The effective tax rate for the year is estimated to be approximately 39.0 percent.

•	Capital expenditures for 2014 are expected to be approximately $38 million, including $13 million for information systems, $13 million for existing stores and $12 million for new and relocated stores.

Change in Accounting Estimate

During the fourth quarter of 2013, we refined our estimation of the buying and distribution costs allocated to inventories. This change lowered the percentage of expenses allocated to inventory purchases. The decrease in inventories resulted in a $5.0 million pretax non-cash charge ($3.1 million after-tax or $0.07 per diluted share), comprised of a $15.0 million increase in SG&A expenses and a $10.0 million increase in gross profit.

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Income expressed as a percentage of net sales:

	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	70.9%	72.2%	72.9%

Gross profit	29.1%	27.8%	27.1%
Selling, general and administrative expenses	25.9%	24.9%	24.4%

Operating income	3.2%	2.9%	2.7%
Interest expense, net	0.0%	0.0%	0.0%

Income before income taxes	3.2%	2.9%	2.7%
Income tax expense	1.2%	0.9%	1.0%

Net income	2.0%	2.0%	1.7%

2013 Compared to 2012

Net Sales. The following table provides net sales for fiscal 2013 compared to fiscal 2012 (dollar amounts in thousands):

	2013	2012	Increase
Net sales	$1,263,571	$1,232,366	$31,205
Sales percent increase:
Total net sales			2.5%
Comparable store sales			3.7%

The comparable store sales increase was driven by increases in average units per transaction and average unit retail prices, partially offset by a decrease in the number of transactions. The total net sales increase of 2.5% is less than the comparable store sales increase of 3.7% as a result of the 53rd week in 2012 which had sales of $15.8 million.

We believe our customers responded positively to our improved merchandise assortment. An expanded color palette, an increased assortment of designer and national brands throughout the store, and our home department continue to drive sales.

Gross Profit. The following table compares gross profit for fiscal 2013 to fiscal 2012 (dollar amounts in thousands):

	2013	2012	Increase
Gross profit	$367,353	$342,630	$24,723
Percentage of net sales	29.1%	27.8%	1.3%

Gross profit as a percent of sales for 2013 increased from 2012 primarily due to the $10.0 million impact of the change in accounting estimate to refine our estimation of the buying and distribution costs allocated to inventories as well as higher markup.

Selling, General and Administrative Expenses. The following table compares SG&A expenses for fiscal 2013 to fiscal 2012 (dollar amounts in thousands):

	2013	2012	Increase
Selling, general and administrative expenses	$326,520	$306,407	$20,113
Percentage of net sales	25.9%	24.9%	1.0%

SG&A expenses increased primarily due to the $15.0 million impact of the change in accounting estimate to refine our estimation of buying and distribution costs allocated to inventories. In addition to the impact of the change in accounting estimate, the increase in SG&A also resulted from $3.9 million increase in depreciation expense, $2.5 million supply chain and e-commerce start-up costs, $2.1 million decrease in breakage income on unused gift cards and merchandise return cards, and higher compensation costs. Depreciation expense increased as a result of investments in capital expenditures. The decrease in breakage income on unused gift cards and merchandise return cards was primarily the result of an update in our breakage assumptions during the second quarter of 2012. These increases were partially offset by $2.1 million lower investigation and related fees as well as lower healthcare costs resulting from favorable claims experience.

Income Taxes. The following table compares income tax expense for fiscal 2013 to fiscal 2012 (dollar amounts in thousands):

	2013	2012	Increase
Income tax expense	$15,013	$10,971	$4,042
Effective tax rate (“ETR”)	37.0%	30.5%	6.5%

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

The comparable store sales increase was driven by increases in the number of transactions, the average units per transaction, and average unit retail prices. Sales for 2012 include a 53rd week with sales of $15.8 million.

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

Income Taxes. The following table compares income tax expense for fiscal 2012 to fiscal 2011 (dollar amounts in thousands):

	2012	2011	Decrease
Income tax expense	$10,971	$12,215	$(1,244)
Effective tax rate	30.5%	38.0%	(7.5)%

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

As of February 1, 2014, we had $66.9 million in cash and cash equivalents and $93.8 million of borrowing availability under our Credit Agreement. We believe that we will continue to generate positive cash flows from operations on a full year basis. Internally generated cash, along with our available cash and borrowing capacity under the revolving credit agreement, will provide the means needed to fund our operations.

The following table presents cash flows data for fiscal 2013, fiscal 2012 and fiscal 2011 (dollar amounts in thousands):

	2013	2012	2011
Cash provided by (used in):
Operating activities	$40,066	$71,339	$64,584
Investing activities	$(36,266)	$(45,426)	$(38,012)
Financing activities	$(4,179)	$(52,733)	$(12,237)

Cash provided by operating activities

Net cash provided by operating activities was $40.1 million for fiscal 2013 compared to net cash provided by operating activities of $71.3 million for fiscal 2012. The decrease in cash provided by operating activities for 2013 as compared to 2012 was due primarily to working capital changes including investments in inventory net of accounts payable. Cash provided by operating activities for fiscal 2012 was positively impacted by an income tax refund of approximately $6.6 million, which did not reoccur in 2013. Cash provided by operating activities for fiscal 2012 includes a positive working capital impact from lengthening vendor payment terms implemented in early 2011 which did not reoccur in 2012.

Cash used in investing activities

Net cash used in investing activities was solely for capital expenditures. Capital expenditures in 2013, 2012 and 2011 include approximately $13 million, $20 million and $20 million, respectively, for systems improvements, with the largest portion for our new merchandise information system. The remaining capital amounts are for opening and remodeling stores, including upgrades to fitting rooms, lighting, flooring and fixtures. We also replaced our point-of-sale system hardware during 2011, primarily with assets acquired through capital leases.

We expect to invest approximately $38 million in capital expenditures in 2014, with $13 million for continuing information systems upgrades, $13 million for store remodels and $12 million for new and relocated stores. Each new store requires capital expenditures of approximately $0.5 million for fixtures and equipment, $1.2 million for leasehold improvements, $0.2 million for pre-opening expenses (excluding rent during the pre-opening term) and $0.9 million for initial inventory investment (or $0.4 million net of accounts payable). Leasehold improvements generally are either paid for by the landlord or are reimbursed by the landlord through tenant improvement allowances and recognized as a reduction of rent over the lease term. Rent during the pre-opening term generally ranges from insignificant to $0.2 million with higher amounts attributable to situations where we have property access during the construction period.

Cash used in financing activities

Financing activities in 2013 include $6.7 million payment of three quarterly dividends of $0.05 per share. Financing activities for 2012 include $43.8 million for payment of a special dividend of $1.00 per share. There were no dividends paid in 2011. During 2013 we repurchased 0.1 million shares of our common stock at a cost of $1.1 million. During 2012 we repurchased 0.6 million shares of our common stock at a cost of $3.9 million compared to 1.7 million shares at a cost of $12.1 million in 2011.

Capital lease payments were $2.2 million, $6.1 million and $3.4 million for 2013, 2012 and 2011, respectively.

In October 2011, we entered into an amended and restated revolving credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. The Credit Agreement provides for a $100 million senior secured revolving credit facility which can be increased to $150 million. The Credit Agreement matures on February 28, 2017. The amount available for borrowing was $93.8 million at February 1, 2014 and is based on 90% of eligible credit card receivables and inventories less reserves, as defined in the Credit Agreement. The amount available for borrowing represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $6.2 million. We did not use our revolving credit facility in 2013 or 2012, other than for outstanding letters of credit. We had no direct borrowings at February 1, 2014.

Impact of Inflation

Although we expect that our operations will be influenced by general economic conditions, including rising food, fuel and energy prices, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by such factors in the future.

Contractual Obligations

The following table sets forth our contractual obligations at February 1, 2014 (dollar amounts in thousands):

	Total	Less than 1 Year	1 – 2 Years	3 – 5 Years	After 5 Years

Operating leases	$401,783	$79,465	$74,070	$148,998	$99,250
Purchase obligations (a)	111,722	111,722	—	—	—

Total	$513,505	$191,187	$74,070	$148,998	$99,250

(a)	Represent open purchase orders with vendors for merchandise not yet received or recorded on our Consolidated Balance Sheet.

The above table does not include long-term debt as we did not have any direct borrowings under our senior revolving credit facility at February 1, 2014. Other long-term liabilities on the balance sheet include the liability for unrecognized tax benefits, deferred compensation, deferred rent liability, postretirement benefit liability and other long-term liabilities that do not have specific due dates, so are excluded from the preceding table.

Off-Balance Sheet Arrangements

We have outstanding standby letters of credit totaling $6.2 million securing certain insurance programs at February 1, 2014. If certain conditions were to occur under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, we do not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements that could affect our financial condition.

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

Vendor Allowances. We receive allowances from some of our vendors primarily related to markdown reimbursement, damaged/defective merchandise and vendor compliance issues. Vendor allowances are recorded when earned. Allowances received from vendors related to profitability of inventory recently sold are reflected as reductions to cost of merchandise sold in the later of the period that the merchandise markdown is incurred or the allowance is negotiated. Allowances received from vendors related to damaged/defective inventory are reflected as reductions to the cost of merchandise as it is received. Allowances received due to vendors’ failure to comply with our policies (primarily violations of shipping and merchandise preparation requirements) are reflected as a reduction of the cost of the merchandise when identified during the receiving process. Although it is unlikely that there will be a significant reduction in historical levels of vendor support, if a reduction were to occur, we could experience higher cost of merchandise sold.

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment charge is the excess of the carrying value of the asset over its fair value. Fair value, as used in our asset impairment calculations, is based on the best information available, including prices for similar assets. Impairment reviews are performed for individual stores during the fourth quarter, or more frequently should circumstances change. A significant change in cash flows could result in an increase in asset impairment charges. During 2013, 2012 and 2011, we recorded $2.2 million, $0.5 million and $1.2 million, respectively, in asset impairment charges.

Store Closing Costs. We record costs associated with store closing activities when they are incurred, generally the cease-use date. Lease termination costs are recorded net of estimated sublease income that could reasonably be obtained for the properties. In the event we are not successful in subleasing closed store locations, additional store closing costs may be recorded. During 2013, 2012 and 2011, we recorded $0.1 million, $1.0 million and $1.2 million, respectively, in store closing charges.

Insurance Reserves. We use a combination of insurance and self-insurance for various risks including workers’ compensation, general liability and associate-related health care benefits. We are responsible for paying the claims that are less than the insured limits. The reserves recorded for these claims are actuarially estimated based on claims filed and claims incurred but not reported. These reserve estimates are adjusted based upon actual claims filed and settled. The estimated accruals for these reserves could be significantly affected if future claims differ from historical trends and other actuarial assumptions. As of February 1, 2014 and February 2, 2013, insurance reserves of $16.7 million and $16.8 million, respectively, were included in Accrued expenses and other current liabilities and Other liabilities in the accompanying Consolidated Balance Sheets. Historically, our actuarial estimates have not been materially different from actual results.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under ASU No. 2013-11, an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The application of this guidance affects presentation only and, therefore, it is not expected to have a material impact to the Company’s consolidated financial statements when adopted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through borrowings under our revolving credit facility which are at variable rates. The facility permits debt commitments up to $100 million, which can be increased to $150 million, has a February 2017 maturity date and bears interest at spreads over the prime rate and LIBOR. We had no borrowings under our revolving credit facility during 2013, other than fees charged by the lender and outstanding letters of credit.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and the Report of Independent Registered Certified Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in the Company’s current report on Form 8-K filed with the SEC on July 10, 2013, the Company changed its independent registered public accountants effective July 10, 2013.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. In light of the material weakness noted below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the date of that evaluation.

The Company assessed the material weakness’ impact to the consolidated financial statements to ensure they were prepared in accordance with generally accepted accounting principles and present fairly the financial results of operation as of and for the year ended February 1, 2014. Based on management’s additional procedures and assessment, management concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material aspects, the Company’s financial position, results of operations and cash flows for the periods presented.

(b)	Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of February 1, 2014 using the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was not effective as of February 1, 2014 because of the identification of the material weakness noted below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified a material weakness in the design and effectiveness in the operation of our controls that are intended to ensure that access to our retail management system and the related inventory data files was adequately restricted. As a result of this material weakness, a reasonable possibility exists that a material misstatement in inventory in our annual or interim financial statements could occur and not be prevented or detected on a timely basis.

The effectiveness of the Company’s internal control over financial reporting as of February 1, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page F-1.

(c)	Changes in Internal Control Over Financial Reporting

Other than the changes in internal control over financial reporting discussed under (b) above and (d) below, there were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Management’s Plans for Remediation of our Material Weaknesses

Remediation Efforts to Address the Material Weakness

We have discussed the material weakness described above with our Audit Committee and are implementing new policies and procedures to enhance oversight of our system access controls including implementation of an access controls governance software program, improved periodic access reviews, and timely communication of employee changes.

Remediation of Previously Disclosed Material Weaknesses

As discussed in our 2012 Form 10-K, we identified material weaknesses in our internal control over financial reporting related to evaluating, monitoring and properly accounting for inventory markdowns, leasehold improvement costs, compensated absences (paid vacation), indirect overhead cost capitalization, and amortization periods and retirements of software assets. We also determined inadequate communication existed between finance and other departments. The following remediation activities were implemented and tested during 2013:

Inventory Markdowns:

•	Merchandising and financial management updated the existing policies and procedures to reflect the agreed upon characteristics of markdowns as either promotional or permanent.

•	At quarter end, merchandising and financial management review markdown activity to determine if all items have been recorded in accordance with markdown policies.

•	At quarter end, financial management meets with merchandising management to review the seasonal inventory levels. Based on this analysis they will assess comparability and appropriateness of permanent markdowns and related markdown levels.

•	Merchandising and financial management review promotional markdowns in detail to determine whether pricing actions before and after quarter end indicate situations where markdowns should be more appropriately identified as permanent.

•	Financial management approves changes, if any, in seasonal merchandise designated out-of-stock dates.

The effectiveness of certain of these controls depends in part upon access controls, see material weakness described in (b).

Leasehold improvement costs:

•	Management updated the existing policies and procedures to reflect the proper accounting treatment of lease terms.

•	Financial management reviews the terms of all new leases that contain tenant improvement allowances in accordance with the updated policies to verify that leasehold improvements and deferred rent credits are correctly recorded.

•	The finance department meets with real estate management annually to review the lease accounting policy and validate the underlying assertions made by the real estate department upon which the policy is predicated.

•	We purchased a software application that in addition to streamlining our processes for tracking and recording leases, also facilitates communication between our finance and real estate departments.

Compensated absences (paid vacation):

•	The finance department updated the accounting policy for recording accrued vacation to reflect the proper accounting treatment of compensated absences (paid vacation) in accordance with the Company’s vacation policy.

•	Changes to the Company’s vacation policy require approval by the finance department.

•	Human resources and financial management review and approve the vacation accrual on a quarterly basis and determines that the accrual calculation is consistent with the Company’s vacation policy.

Indirect overhead cost capitalization:

•	The accounting policy for recording the indirect cost capitalization adjustment was changed to include quarterly review of the indirect overhead rate assumptions and preparation of the resulting inventory adjustment on a quarterly basis.

•	Financial management reviews and approves the indirect cost capitalization adjustment on a quarterly basis.

Software assets amortization periods and retirements:

•	Financial management reviews software asset additions with IT personnel and approves the software asset amortization period and capitalization prior to recording the asset in the fixed asset subledger.

•	For retirements, we added procedures for IT personnel and financial management to review the software assets listing to identify assets no longer in use on an annual basis.

The following remediation activities were implemented in 2012 and tested in 2013:

Information technology communication:

•	IT personnel regularly review systematic schedule changes that have been temporarily placed on hold.

•	IT management implemented procedures to ensure formal communication and documentation with finance and other department heads related to issue resolution.

Finance communication:

•	We re-evaluated the composition and structure of our finance organization and made several changes including replacing associates in several key positions, modifying associate responsibilities, adding resources and realigning reporting assignments to strengthen the skills and capabilities of the organization and to improve the level of information and communication between departmental functions.

•	We implemented a quarterly sub-certification process whereby all members of upper management and certain other management representatives review our filings and confirm their responsibility for, among other things, the effectiveness of key controls in their functional areas and that they are unaware of inaccuracies or omissions in our financial statements.

ITEM 9B.	OTHER INFORMATION

Effective July 31, 2013, we renewed the employment agreement with our Executive Vice President and Chief Financial Officer, Gregory W. Kleffner. The material terms and conditions of Mr. Kleffner’s employment agreement dated July 31, 2011 remain unchanged, with the exception of the extension of the term of the agreement for an additional two (2) year term.

Effective September 15, 2013, we renewed the employment agreement with our Executive Vice President and Chief Operating Officer, D. Hunt Hawkins. The material terms and conditions of Mr. Hawkin’s employment agreement dated September 15, 2011 remain unchanged, with the exception of the extension of the term of the agreement for an additional two (2) year term.

Effective March 1, 2014, we renewed the employment agreement with our Executive Vice President and Chief Merchandising Officer, Brian R. Morrow. The material terms and conditions of Mr. Morrow’s employment agreement dated March 1, 2012 remain unchanged, with the exception of the extension of the term of the agreement for an additional two (2) year term.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 24, 2014 Annual Meeting of Shareholders.

We have adopted a code of conduct applicable to all of our officers, directors and employees, including the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of conduct may be found on our investor relations website at http://ir.steinmart.com (click on “Charters & Documents”). We intend to post notice of any waiver from, or amendment to, any provision of our code of conduct on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 24, 2014 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 24, 2014 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table presents information about our common stock that may be issued under equity-based compensation plans as of February 1, 2014:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (in thousands)
Equity compensation plans approved by shareholders	2,835	$7.20	4,121
Equity compensation plans not approved by shareholders	—	—	—

Total	2,835	$7.20	4,121

(1)	The weighted average exercise price does not take into account 2.0 million shares issuable related to restricted stock and performance share awards which have no exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 24, 2014 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 24, 2014 Annual Meeting of Shareholders.

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

STEIN MART, INC.

Date: April 15, 2014	By:	/s/ Jay Stein
Jay Stein
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of April, 2014.

/s/ Jay Stein	/s/ Linda M. Farthing
Jay Stein Chairman of the Board and Chief Executive Officer	Linda M. Farthing Director

/s/ Gregory W. Kleffner	/s/ Mitchell W. Legler
Gregory W. Kleffner Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	Mitchell W. Legler Director

/s/ Ralph Alexander	/s/ Richard L. Sisisky
Ralph Alexander Director	Richard L. Sisisky Director

/s/ Alvin R. Carpenter	/s/ Martin E. Stein, Jr.
Alvin R. Carpenter Director	Martin E. Stein, Jr. Director

/s/ Irwin Cohen	/s/ Burton M. Tansky
Irwin Cohen Director	Burton M. Tansky Director

/s/ Susan Falk
Susan Falk Director

Majority of the Board of Directors.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Stein Mart, Inc.:

We have audited Stein Mart’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stein Mart’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A(b), Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the design and effectiveness in the operation of controls that are intended to ensure that access to the retail management system including related inventory data files was adequately restricted has been identified and included in management’s assessment in Item 9A(b). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Stein Mart, Inc. and subsidiary as of February 1, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended February 1, 2014. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheet of Stein Mart, Inc. and subsidiary as of February 1, 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and this report does not affect our report dated April 15, 2014, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Stein Mart has not maintained effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Jacksonville, FL

April 15, 2014

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Stein Mart, Inc.:

We have audited the accompanying consolidated balance sheet of Stein Mart, Inc. and subsidiary as of February 1, 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended February 1, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stein Mart, Inc. and subsidiary as of February 1, 2014 and the results of its operations and its cash flows for the year ended February 1, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stein Mart, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 15, 2014, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Jacksonville, FL

April 15, 2014

Certified Public Accountants

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors

and Shareholders of Stein Mart, Inc.

In our opinion, the consolidated balance sheet as of February 2, 2013 and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of two years in the period ended February 2, 2013 present fairly, in all material respects, the financial position of Stein Mart, Inc. and its subsidiaries at February 2, 2013, and the results of their operations and their cash flows for each of the two years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
May 3, 2013

Stein Mart, Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	February 1, 2014	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$66,854	$67,233
Inventories	261,517	243,345
Prepaid expenses and other current assets	28,800	22,855

Total current assets	357,171	333,433
Property and equipment, net	139,673	131,570
Other assets	27,414	26,706

Total assets	$524,258	$491,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,338	$130,972
Accrued expenses and other current liabilities	64,875	66,109

Total current liabilities	196,213	197,081
Deferred rent	16,946	16,450
Other liabilities	46,698	44,144

Total liabilities	259,857	257,675

COMMITMENTS AND CONTINGENCIES (Notes 5 and 9)
Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 44,551,676 and 43,808,485 shares issued and outstanding, respectively	446	438
Additional paid-in capital	28,745	17,491
Retained earnings	235,471	216,574
Accumulated other comprehensive loss	(261)	(469)

Total shareholders’ equity	264,401	234,034

Total liabilities and shareholders’ equity	$524,258	$491,709

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Income

(In thousands, except for per share amounts)

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
Net sales	$1,263,571	$1,232,366	$1,177,951
Cost of merchandise sold	896,218	889,736	858,335

Gross profit	367,353	342,630	319,616
Selling, general and administrative expenses	326,520	306,407	287,184

Operating income	40,833	36,223	32,432
Interest expense, net	265	225	286

Income before income taxes	40,568	35,998	32,146
Income tax expense	15,013	10,971	12,215

Net income	$25,555	$25,027	$19,931

Net income per share:
Basic	$0.58	$0.57	$0.45

Diluted	$0.57	$0.57	$0.44

Weighted-average shares outstanding:
Basic	43,053	42,639	43,482

Diluted	43,778	42,828	43,721

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
Net income	$25,555	$25,027	$19,931
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations (See Note 7):
Other comprehensive income (loss) before reclassifications	199	8,535	(1,875)
Amounts reclassified from accumulated other comprehensive income	9	(7,585)	—

Comprehensive income	$25,763	$25,977	$18,056

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
Balance at January 29, 2011	44,397	444	21,126	215,455	456	237,481
Net income				19,931		19,931
Other comprehensive loss, net of tax					(1,875)	(1,875)
Common shares issued under stock option plan	270	3	2,147			2,150
Common shares issued under employee stock purchase plan	112	1	740			741
Reacquired shares	(1,654)	(17)	(12,124)			(12,141)
Issuance of restricted stock, net	464	5	(5)			—
Share-based compensation			3,821			3,821
Tax deficiency from equity issuances			(437)			(437)

Balance at January 28, 2012	43,589	436	15,268	235,386	(1,419)	249,671
Net income				25,027		25,027
Other comprehensive income, net of tax					950	950
Common shares issued under stock option plan	24	—	100			100
Common shares issued under employee stock purchase plan	64	1	370			371
Reacquired shares	(575)	(6)	(3,933)			(3,939)
Issuance of restricted stock, net	706	7	(7)			—
Share-based compensation			6,203			6,203
Tax deficiency from equity issuances			(510)			(510)
Cash dividends paid ($1.00 per share)				(43,839)		(43,839)

Balance at February 2, 2013	43,808	$438	$17,491	$216,574	$(469)	$234,034

Net income				25,555		25,555
Other comprehensive income, net of tax					208	208
Common shares issued under stock option plan	450	5	3,958			3,963
Tax withholding payment related to the net share settlement of equity awards			(23)			(23)
Common shares issued under employee stock purchase plan	83	1	692			693
Reacquired shares	(88)	(1)	(1,090)			(1,091)
Issuance of restricted stock, net	299	3	(3)			—
Share-based compensation			7,291			7,291
Tax benefit from equity issuances			429			429
Cash dividends paid ($0.15 per share)				(6,658)		(6,658)

Balance at February 1, 2014	44,552	$446	$28,745	$235,471	$(261)	$264,401

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
Cash flows from operating activities:
Net income	$25,555	$25,027	$19,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,752	23,911	18,614
Share-based compensation	7,291	6,203	3,821
Store closing (benefits) charges	(50)	996	793
Impairment of property and other assets	2,210	523	1,166
Loss on disposal of property and equipment	701	1,324	77
Deferred income taxes	(666)	2,916	12,247
Tax benefit (deficiency) from equity issuances	429	(510)	(437)
Excess tax benefits from share-based compensation	(1,134)	(640)	(375)
Changes in assets and liabilities:
Inventories	(18,172)	(24,513)	10,864
Prepaid expenses and other current assets	(4,182)	11,836	(12,986)
Other assets	(708)	(4,137)	(3,515)
Accounts payable	189	24,909	10,518
Accrued expenses and other current liabilities	(1,465)	450	(3,518)
Other liabilities	2,316	3,044	7,384

Net cash provided by operating activities	40,066	71,339	64,584

Cash flows from investing activities:
Capital expenditures	(36,266)	(45,426)	(38,012)

Net cash used in investing activities	(36,266)	(45,426)	(38,012)

Cash flows from financing activities:
Cash dividends paid	(6,658)	(43,839)	—
Capital lease payments	(2,197)	(6,066)	(3,362)
Excess tax benefits from share-based compensation	1,134	640	375
Proceeds from exercise of stock options and other	4,633	471	2,891
Repurchase of common stock	(1,091)	(3,939)	(12,141)

Net cash used in financing activities	(4,179)	(52,733)	(12,237)

Net (decrease) increase in cash and cash equivalents	(379)	(26,820)	14,335
Cash and cash equivalents at beginning of year	67,233	94,053	79,718

Cash and cash equivalents at end of year	$66,854	$67,233	$94,053

Supplemental disclosures of cash flow information:
Income taxes paid	$17,167	$9,891	$12,374
Property and equipment acquired through capital lease	—	1,912	9,713
Interest paid	273	323	337
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	2,500	—	—

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

1.	Summary of Significant Accounting Policies and Other Information

As of February 1, 2014 we operated a chain of 264 retail stores in 29 states and an Internet store that offers the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries, Stein Mart Buying Corp. and Stein Mart Holding Corp.

Consolidation. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts have been eliminated in consolidation.

Fiscal Year End. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2013, 2012 and 2011 ended on February 1, 2014, February 2, 2013 and January 28, 2012, respectively. Fiscal 2013 and 2011 included 52 weeks. Fiscal 2012 included 53 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

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

Cash and Cash Equivalents. Cash and cash equivalents include primarily investments in money market funds. The money market fund investments are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $56.2 million at February 1, 2014 and $55.2 million at February 2, 2013.

Also included in cash and cash equivalents are cash on hand in the stores, deposits with banks and amounts due from credit card transactions with settlement terms of five days or less. Credit and debit card receivables included within cash were $8.3 million and $8.9 million at February 1, 2014 and February 2, 2013, respectively.

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

Vendor Allowances. We receive allowances from some of our vendors primarily related to markdown reimbursement, damaged/defective merchandise and vendor compliance issues. Vendor allowances are recorded when earned in accordance with Accounting Standards Codification (“ASC”) Topic 605-50, Revenue Recognition, Customer Payments and Incentives. Allowances received from vendors related to profitability of inventory recently sold are reflected as reductions to cost of merchandise sold in the later of the period that the merchandise markdown is incurred or the allowance is negotiated. Allowances received from vendors related to damaged/defective inventory are reflected as reductions to the cost of merchandise as it is received. Allowances received due to compliance issues (primarily violations of shipping and merchandise preparation requirements) are reflected as a reduction to the cost of the merchandise when identified during the receiving process.

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

Assets and liabilities measured at fair value on a recurring basis include cash and cash equivalents. Assets and liabilities measured on a non-recurring basis include store related assets as used in our impairment calculations. See Note 2 for further discussion.

Store Closing Costs. We follow the guidance in ASC Topic 420, Exit or Disposal Cost Obligations, to record store closing costs. ASC Topic 420 requires the recognition of costs associated with exit or disposal activities when they are incurred, generally the cease-use date. Lease termination costs are recorded net of estimated sublease income that could reasonably be obtained for the properties.

Accounts Payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts in excess of cash balances in such accounts of approximately $25.8 million and $22.0 million at February 1, 2014 and February 2, 2013, respectively. The Company includes the change in book cash overdrafts in operating cash flows.

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

Store Pre-Opening Costs. Costs incurred prior to the date that new stores open are expensed as incurred. These include payroll for store set-up, advertising and pre-opening rent.

Comprehensive Income. Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that, under generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from net income. Accumulated other comprehensive loss in 2013, 2012, and 2011 includes changes in postretirement benefits. See Note 7 for further discussion.

Revenue Recognition. Revenue from sales of our merchandise is recognized at the time of sale, net of any returns, discounts and percentage-off coupons. The Company’s e-commerce operation records revenue at the estimated customer receipt date. Shipping and handling fees charged to customers are also included in total net sales with corresponding costs recorded as cost of goods sold. Future merchandise returns are estimated based on historical experience. Sales tax collected from customers is not recognized as revenue and is included in Accrued expenses and other current liabilities until paid. Shoe department inventory is owned by a single supplier under a supply agreement. Our percentage of net revenue per the supply agreement is included in Net sales in the Consolidated Statements of Income.

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

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

During the second quarter of 2012, we updated certain assumptions on our obligations for unused gift and merchandise return card balances. In 2013, 2012 and 2011, we recognized $1.0 million, $3.0 million and $1.0 million, respectively, of breakage income on unused gift and merchandise return cards. Breakage income is recognized when the likelihood of the card being redeemed by the customer is remote and we have determined that there is no legal obligation to remit card balances to relevant jurisdictions. We follow the Redemption Recognition Method to account for breakage of unused cards where breakage is recognized as cards are redeemed for the purchase of merchandise based upon a historical breakage rate over an estimated redemption period. Breakage income is recorded within Selling, general and administrative expenses (“SG&A”) in the Consolidated Statements of Income.

Co-Brand and Private Label Credit Card Programs. We offer a co-branded credit card and a private label credit card under the Stein Mart brand. These cards are issued by a third-party bank, GE Capital Retail Bank (“GE”). GE extends credit directly to cardholders and provides all servicing for the credit card accounts and bears all credit and fraud losses. Once a card is activated, the co-branded credit card customers are eligible to participate in the credit card rewards program, which provides for an incentive to cardholders in the form of reward certificates upon the cumulative purchase of an established amount. Stein Mart cardholders also receive special promotional offers and advance notice of in-store sales events. In 2013, 2012 and 2011, we recognized $2.9 million, $2.3 million and $6.5 million, respectively, of income from these programs which are recorded within SG&A in the Consolidated Statements of Income.

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

Advertising Expense. Advertising costs are expensed as incurred. Advertising expenses of $54.0 million, $52.4 million and $56.6 million are reflected in SG&A expenses in the Consolidated Statements of Income for 2013, 2012 and 2011, respectively.

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

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following table presents the calculation of basic and diluted EPS (shares in thousands):

	2013	2012	2011
Basic Earnings Per Common Share:
Net income	$25,555	$25,027	$19,931
Income allocated to participating securities	677	781	536

Net income available to common shareholders	$24,878	$24,246	$19,395

Basic weighted-average shares outstanding	43,053	42,639	43,482

Basic earnings per share	$0.58	$0.57	$0.45

Diluted Earnings Per Common Share:
Net income	$25,555	$25,027	$19,931
Income allocated to participating securities	670	783	533

Net income available to common shareholders	$24,885	$24,244	$19,398

Basic weighted-average shares outstanding	43,053	42,639	43,482
Incremental shares from share-based compensation plans	725	189	239

Diluted weighted-average shares outstanding	43,778	42,828	43,721

Diluted earnings per share	$0.57	$0.57	$0.44

Options to acquire shares and performance share awards totaling approximately 0.2 million, 1.2 million and 1.1 million shares of common stock that were outstanding during 2013, 2012 and 2011, respectively, were not included in the computation of diluted net income per share as they had exercise prices greater than the average market price of the common shares. Inclusion of these shares would have been anti-dilutive. Performance share awards were not included based on level of performance.

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

Change in Accounting Estimate

During the fourth quarter of 2013, we refined our estimation of the buying and distribution costs allocated to inventories. This change lowered the percentage of expenses allocated to inventory purchases. The decrease in inventories resulted in a $5.0 million pretax non-cash charge ($3.1 million after-tax or $0.07 per diluted share), comprised of a $15.0 million increase in SG&A expenses and a $10.0 million increase in gross profit.

Recent Accounting Pronouncements

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under ASU No. 2013-11, an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The application of this guidance affects presentation only and, therefore, it is not expected to have a material impact to the Company’s consolidated financial statements when adopted.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

2.	Property and Equipment, Net

Property and equipment, net consists of the following:

	February 1, 2014	February 2, 2013
Fixtures, equipment and software	$199,362	$161,315
Leasehold improvements	92,591	90,947

	291,953	252,262
Accumulated depreciation and amortization	(152,280)	(130,200)

	139,673	122,062
Assets under capital leases, net of accumulated amortization of $0 and $2,117, respectively	—	9,508

	$139,673	$131,570

Assets under capital leases as of February 2, 2013 were primarily point-of-sale and related store equipment. As of February 1, 2014, these leases had expired and assets are included in fixtures, equipment and software. Depreciation and amortization expense for property and equipment totaled $27.8 million, $23.9 million and $18.6 million for 2013, 2012 and 2011, respectively.

During 2013, 2012 and 2011, we recorded net pre-tax asset impairment charges in SG&A of $2.2 million, $0.5 million and $1.2 million, respectively, to reduce the carrying value of fixtures, equipment and leasehold improvements held for use and certain other assets in under-performing or closing stores to their respective estimated fair value. The 2013 impairment charges also included write-off of certain information technology assets that were replaced.

Store assets are considered Level 3 assets in the fair value hierarchy as the inputs for calculating the fair value of these assets are based on the best information available, including prices for similar assets. In 2013, store and information technology assets with a carrying value of $1.2 million and $1.0 million were written down to their fair value of $0 and $0, respectively. In 2012 and 2011, store assets with a carrying value of $0.5 million and $1.8 million were written down to their fair value of $0 and $0.6 million, respectively.

3.	Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows:

	February 1, 2014	February 2, 2013
Compensation and employee benefits	$14,305	$12,487
Unredeemed gift and merchandise return cards	9,517	9,163
Property taxes	11,528	11,357
Accrued vacation	6,976	6,553
Other	22,549	26,549

	$64,875	$66,109

4.	Revolving Credit Agreement

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

The total amount available under the Credit Agreement is the lesser of $100 million or 90% of eligible credit card receivables and inventories less reserves. The net amount available for borrowing at February 1, 2014 was $93.8 and represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $6.2 million. The Credit Agreement contains customary affirmative and negative covenants, including limitations on granting of liens, certain investments, additional indebtedness, prepayments on indebtedness and disposition of inventory. We had no direct borrowings at February 1, 2014.

5.	Leases

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

Rent expense is as follows:

	2013	2012	2011
Minimum rentals	$73,594	$71,260	$72,581
Contingent rentals	1,013	981	1,014

	$74,607	$72,241	$73,595

At February 1, 2014, future contractual minimum lease payments under operating leases are:

2014	$79,465
2015	74,070
2016	62,740
2017	49,322
2018	36,936
Thereafter	99,250

Total	$401,783

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

6.	Income Taxes

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

	February 1, 2014	February 2, 2013
Deferred income tax assets:
Employee benefit expense	$12,946	$11,423
Deferred rents	10,118	9,862
Net operating loss carryforwards	733	554
Other	6,544	8,129

Total deferred income tax assets	30,341	29,968

Deferred income tax liabilities:
Property and equipment	(31,543)	(28,789)
Inventory	(2,478)	(4,580)
Other	(1,264)	(1,497)

Total deferred income tax liabilities	(35,285)	(34,866)

Net deferred income tax liabilities	$(4,944)	$(4,898)

As of February 1, 2014, the Company had net operating losses (“NOL”) carryforwards for state income tax purposes of $16.3 million that will begin to expire in 2015.

Deferred tax assets (liabilities) are reflected on the Consolidated Balance Sheets as follows:

	February 1, 2014	February 2, 2013
Current deferred tax assets (included in Other current assets)	$4,364	$2,602
Non-current deferred tax liabilities (included in Other liabilities)	(9,308)	(7,500)

Net deferred tax liability	$(4,944)	$(4,898)

The components of income tax expense (benefit) are as follows:

	2013	2012	2011
Current:
Federal	$14,466	$7,358	$(837)
State	1,213	697	805

	15,679	8,055	(32)

Deferred:
Federal	(597)	2,512	11,989
State	(69)	404	258

	(666)	2,916	12,247

Income tax expense	$15,013	$10,971	$12,215

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

During 2013, 2012 and 2011, we realized tax benefits (deficiencies) of $0.4 million, $(0.5) million and $(0.4) million, respectively, related to share-based compensation plans that were recorded to additional paid-in-capital. The income tax provision differs from the amount of income tax determined by applying the statutory U.S. corporate tax rate to pre-tax amounts due to the following items:

	2013	2012	2011
Federal tax at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8%	2.1%	4.5%
Permanent differences and other	(0.8)%	(6.6)%	(1.5)%

Effective tax rate	37.0%	30.5%	38.0%

For 2012, the effective tax rate was positively impacted by the favorable permanent differences which related primarily to the non-taxable income recognized related to a settlement gain from post-retirement life insurance benefits described in Note 7.

The following is a reconciliation of the change in the amount of unrecognized tax benefits from January 30, 2011 to February 1, 2014:

	2013	2012	2011
Beginning balance	$631	$1,476	$3,062
Increases due to:
Tax positions taken in prior years	—	—	587
Decreases due to:
Tax positions taken in prior years	—	(765)	—
Settlements with taxing authorities	—	—	(2,101)
Lapse of statute of limitations	(163)	(80)	(72)

Ending balance	$468	$631	$1,476

As of February 1, 2014, there were no unrecognized tax benefits (“UTBs”) that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to UTBs in income tax expense. During the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, the amount of interest and penalties related to UTBs was insignificant. The total amount of accrued interest and accrued penalties related to UTBs as of February 1, 2014 and February 2, 2013 was also insignificant.

UTBs decreased in 2013 and 2012 due to tax positions taken and lapse of statute of limitations. UTBs decreased in 2011 primarily due to settlements related to the completion of federal examinations for 2007 and 2008.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the tax years 2010 through 2012. The Company’s state tax returns are open to audit under similar statute of limitations for the tax years 2008 through 2012.

7.	Employee Benefit Plans

We have a defined contribution retirement plan (a 401(k) plan) covering employees who are at least 21 years of age, have completed at least one year of service and who work at least 1,000 hours annually. Under the profit sharing portion of the plan, we can make discretionary contributions which vest at a rate of 20 percent per year after two years of service. During 2013, 2012 and 2011, we matched 50 percent of an employee’s voluntary pre-tax contributions up to a maximum of four percent of an employee’s compensation. Our matching portion vests in accordance with the plan’s vesting schedule. Total Company contributions to the retirement plan, net of forfeitures, were $1.5 million for 2013 and $1.2 million for each of 2012 and 2011, included in SG&A.

We have an executive deferral plan providing officers, key executives and director-level employees with the opportunity to defer receipt of salary, bonus and other compensation. The plan allows for company discretionary contributions. During 2013 and 2012, we matched contributions up to 10 percent of salary and bonuses deferred at a rate of 100 percent for officers and key executives and a rate of 50 percent for directors. In addition, during 2012, we made an additional discretionary contribution totaling $6.7 million related to the curtailment and settlement of the split dollar retirement benefit described below. During 2011, we matched contributions up to 10 percent of salary and bonus at a rate of 50 percent for officers and key executives and a rate of 25 percent for directors.

Matching contributions for 2011, 2012 and 2013 and related investment earnings vest at 20 percent per year in each of years four through eight, at which time a participant is fully vested. The additional discretionary contribution made in 2012 and related investment earnings cliff vest at age 62. The executive deferral plan liability was $12.5 million and $10.7 million at February 1, 2014 and February 2, 2013, respectively, and is included in Other liabilities in the Consolidated Balance Sheets. The expense for this plan, net of forfeitures, was $0.6 million, $6.9 million and $0.4 million in 2013, 2012 and 2011, respectively.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

We provide an executive split-dollar life insurance benefit which provides officers, key executives and director-level employees with pre-retirement life insurance benefits based upon three to five times the current annual compensation. Effective December 31, 2012, active employees and substantially all retirees were no longer eligible for the post-retirement life insurance benefit of one-half to two and one-half times final base salary through an agreement between the company and the insureds resulting in a curtailment and settlement of plan benefits as detailed below. In addition to the discretionary contribution to the executive deferral plan described above, we made cash payments to retirees totaling $1.6 million as a result of this change. The gain due to settlement of the post-retirement benefit of $7.7 million was more than offset by the cost of payments to retirees and executive deferral plan contributions. The curtailment and settlement resulted in a remeasurement of the benefit obligation on December 31, 2012 using a discount rate of 3.8%. The discount rate used to determine the benefit obligation was 4.5% and 3.8% as of February 1, 2014 and February 2, 2013, respectively.

The following reflects the change in the post-retirement benefit obligation included in Other liabilities in the Consolidated Balance Sheets:

	February 1, 2014	February 2, 2013
Benefit obligation at beginning of year	$1,886	$9,212
Service cost	—	790
Interest cost	72	404
Actuarial (gains) losses	(227)	1,979
Curtailment	—	(1,272)
Settlement	—	(9,227)

Benefit obligation at end of year	$1,731	$1,886

The following reflects the components of net periodic post-retirement benefit (income) cost:

	2013	2012	2011
Service cost	$—	$790	$655
Interest cost	72	404	366
Amortization of loss	8	93	—
Gain due to settlement	—	(7,680)	—

Net periodic post-retirement benefit cost (income)	$80	$(6,393)	$1,021

Amounts included in Accumulated other comprehensive loss consisted of:

	February 1, 2014	February 2, 2013
Total net actuarial loss	$79	$315

In connection with the executive deferral and executive split-dollar life insurance plans, whole life insurance contracts were purchased on the related participants. At February 1, 2014 and February 2, 2013, the cash surrender value of these policies was $18.4 million and $17.7 million, respectively, and is included in Other assets in the Consolidated Balance Sheets.

We have a noncontributory executive retiree medical plan wherein eligible retired executives may continue their pre-retirement medical, dental and vision benefits through age 65. The postretirement benefit liability was $0.5 million at February 1, 2014 and $0.4 million at February 2, 2013. Accumulated other comprehensive loss on the Consolidated Balance Sheets includes $0.2 million for this plan at February 1, 2014 and February 2, 2013. The expense recorded in Net income for 2013, 2012 and 2011 was insignificant.

8.	Shareholders’ Equity

Dividend

On June 18, 2013, the Board of Directors approved the initiation of a regular quarterly dividend of $0.05 per share or $0.20 on an annual basis. In 2013, we paid a quarterly dividend of $0.05 per common share on July 19, 2013, October 18, 2013 and January 17, 2014. In 2012, we paid a special cash dividend of $1.00 per common share on December 24, 2012.

On March 12, 2014, the Company announced that its Board of Directors declared a quarterly dividend of $0.05 per common share which will be paid on April 18, 2014 to shareholders of record on April 4, 2014.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Stock Repurchase Plan

During 2013, 2012 and 2011, we repurchased 87,742 shares, 574,686 shares and 1,653,841 shares of our common stock in the open market at a total cost of $1.1 million, $3.9 million and $12.1 million, respectively. Stock repurchases for taxes due on the vesting of employee stock awards during 2013, 2012 and 2011 included 87,742, 123,770 and 1,566,910 shares, respectively, purchased on the open market under a Board of Directors authorized plan. On June 14, 2011, the Board of Directors approved an increase of 2.5 million shares in the number of shares of the Company’s stock which the Company would be authorized to re-purchase. As of February 1, 2014, there are 803,191 shares which can be repurchased pursuant to the Board of Directors’ current authorization.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “Stock Purchase Plan”) whereby all employees who complete six months of employment and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan may purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s stock determined at either the beginning or the end of each semi-annual option period. Shares eligible under the Stock Purchase Plan, which is effective for the years 1997 through 2015, are limited to 2.8 million shares in the aggregate, with no more than 200,000 shares being made available in each calendar year, excluding carryover from previous years. In 2013, 2012 and 2011, the participants acquired 82,705 shares, 64,170 shares and 112,139 shares of common stock at weighted-average per share prices of $8.38, $5.79 and $6.61, respectively. The fair value of Stock Purchase Plan shares was estimated using the Black-Scholes call option value method with the following weighted-average assumptions for 2013: expected volatility of 39.42%, expected dividend yield of 0.7%, a risk-free interest rate of 0.1%, a present-value discount factor of 1.0% and an expected term of six months. Share-based compensation expense for the Stock Purchase Plan was $0.2 million, $0.1 and $0.3 million in 2013, 2012 and 2011, respectively.

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

The following table presents the number of awards authorized and available for grant under the Omnibus Plan at February 1, 2014 (shares in thousands):

Shares
Total awards authorized	10,500
Awards available for grant	4,121

Stock Options

In accordance with the Omnibus Plan, the exercise price of an option cannot be less than the fair value on the grant date. In general, one-third of the awards granted become exercisable on each of the third, fourth and fifth anniversary dates of grant and the awards expire seven years after the date of grant.

A summary of stock option information for the year ended February 1, 2014 is as follows (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at February 2, 2013	1,529	$8.63
Granted	4	14.40
Exercised	(496)	9.16
Cancelled or forfeited	(180)	14.11

Outstanding at February 1, 2014	857	$7.20	6.8 years	$4,494

Exercisable stock options at February 1, 2014	368	$7.26	5.3 years	$1,931

The aggregate intrinsic value in the table above represents the excess of our closing stock price on January 31, 2014 ($12.38 per share) over the exercise price, multiplied by the applicable number of in-the-money options. This amount changes based on the fair market value of our common stock. There were 0.8 million in-the-money options outstanding at February 1, 2014. The total number of in-the-money options exercisable at February 1, 2014 was 0.3 million.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

As of February 1, 2014, there was $0.8 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 0.7 years using the mid-point method. The weighted-average grant-date fair value of options granted was $7.39, $3.93 and $4.36 during 2013, 2012, and 2011, respectively. The total intrinsic value of stock options exercised was $2.3 million, $0.1 million and $0.6 million during 2013, 2012 and 2011, respectively. The total tax benefit realized from the exercise of stock options was $0.5 million, $0 and $0.1 million during 2013, 2012 and 2011, respectively.

The fair value of each stock option granted during 2013, 2012 and 2011 was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	2013	2012	2011
Expected term	5.2 years	4.1-5.3 years	4.1 years
Risk-free interest rate	1.8%	0.9%	1.9%
Volatility	64.4%	62.9% - 70.8%	69.7%
Dividend yield	1.4%	0%	0%

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

Restricted Stock and Performance Share Awards

We have issued restricted stock and performance share awards to eligible Key Employees, Non-Employee Directors, and Advisor Participants, as defined in the Omnibus Plan. All restricted stock awards have restriction periods tied primarily to employment, and all performance share awards have vesting tied to internal or market-based performance and service. Shares awarded under the Omnibus Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. Vesting for most awards is based on the service period and vesting generally occurs between two and three years following the date of grant. Unvested shares are forfeited upon termination of employment. The total value of share-based compensation expense for restricted stock and performance share awards is based on the closing price of our common stock on the date of grant, except for market-based performance shares. During 2013, we granted 301,000 performance shares for which the value was determined using a Monte-Carlo simulation model. Performance share awards provide the right to receive a share award at the end of a specified period in which a performance goal based on total shareholder return has been established.

The following table summarizes non-vested stock activity for the year ended February 1, 2014 (shares in thousands):

	Restricted Stock Awards		Performance Share Awards
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Non-vested at February 2, 2013	996	$7.38	744	$8.32
Granted	355	11.40	301	14.59
Vested	(340)	8.28	—	—
Cancelled or forfeited	(56)	7.94	(22)	11.95

Non-vested at February 1, 2014	955	$8.54	1,023	$10.09

Total unrecognized compensation cost	$4,956		$4,594
Weighted-average expected life remaining	0.9 years		1.0 years

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The total fair value of restricted stock vested was $2.8 million, $2.3 million and $1.3 million 2013, 2012, and 2011, respectively. The total fair value of performance awards vested was $2.6 million and $1.1 million during 2012 and 2011, respectively. There were no performance shares vested in 2013.

Share-Based Compensation Expense

For the years ended February 1, 2014, February 2, 2013 and January 28, 2012, pre-tax share-based compensation expense was recorded as follows:

	2013	2012	2011
Cost of merchandise sold	$2,548	$3,275	$2,552
Selling, general and administrative expenses	4,743	2,928	1,269

Total share-based compensation expense	$7,291	$6,203	$3,821

The total tax benefit recognized in the Consolidated Statements of Income related to share-based compensation expense was $2.8 million, $2.4 million and $1.5 million for 2013, 2012 and 2011, respectively. As a result of the dividend payments to holders of unvested restricted stock in December 2012, we recognized $0.6 million of additional share-based compensation expense in fiscal 2012.

9.	Commitments and Contingencies

Product Purchase Commitments

As of February 1, 2014, we had various commitments to purchase $111.7 million of merchandise from certain vendors.

Investigation and Litigation

On July 24, 2013, the Securities and Exchange Commission (the “SEC”) informed us that it was conducting an investigation of the Company and made a request for voluntary production of documents and information. The request is focused on our recent restatement of prior financial statements and our change in auditors. We are cooperating fully with the SEC in this matter. We are unable to predict what action, if any, might be taken in the future by the SEC as a result of the matters that are the subject of the investigation or what impact the cost of responding to the investigation might have on our financial condition or results of operations.

We are involved in various routine legal proceedings incidental to the conduct of our business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

10.	Store Closing Charges

We close under-performing stores in the normal course of business. We closed three stores in 2013 and five stores in 2012 and 2011 incurring lease termination and severance costs. Lease termination costs are net of estimated sublease income that could reasonably be obtained for the properties. In the event we are not successful in subleasing closed store locations when management expects, additional reserves for store closing costs may be recorded. During 2013, 2012 and 2011, we recorded net pre-tax charges of $0.1 million, $1.0 million and $1.2 million, respectively, for store closing charges, including adjustments to previously recorded store closing reserves for changes in estimated sublease income. Store closing charges are included in SG&A expenses in the Consolidated Statements of Income.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following tables show the activity in the store closing reserve:

	Lease- Related	Severance and Other	Total

Balance at January 29, 2011	$4,961	$34	$4,995
Charges	663	494	1,157
Payments	(2,532)	(528)	(3,060)

Balance at January 28, 2012	3,092	—	3,092
Charges	782	271	1,053
Payments	(1,781)	(233)	(2,014)

Balance at February 2, 2013	2,093	38	2,131
Charges	(56)	161	105
Payments	(2,002)	(130)	(2,132)

Balance at February 1, 2014	$35	$69	$104

The store closing reserve at February 1, 2014, February 2, 2013 and January 28, 2012 includes a current portion (in Accrued expenses and other current liabilities) of $0.1 million, $1.2 million and $1.6 million, respectively, and a long-term portion (in Other liabilities) of $0, $0.9 million and $1.5 million, respectively.

11.	Sales by Major Merchandise Category

We are a single business segment. The following table summarizes retail sales by major merchandise category:

	2013	2012	2011
Ladies’ apparel and accessories	$747,822	$746,616	$731,451
Men’s apparel and accessories	264,631	266,777	255,927
Home	173,070	150,347	135,122
Other	58,190	48,938	36,351

Owned department sales	1,243,713	1,212,678	1,158,851
Leased department commissions	19,858	19,688	19,100

Net sales	$1,263,571	$1,232,366	$1,177,951

12.	Quarterly Results of Operations (Unaudited)

	Year Ended February 1, 2014
	13 Weeks Ended May 4, 2013	13 Weeks Ended August 3, 2013	13 Weeks Ended November 2, 2013	13 Weeks Ended February 1, 2014
Net sales	$321,364	$290,969	$290,453	$360,785
Gross profit	97,945	80,316	77,765	111,327
Net income	14,692	3,414	28	7,421
Basic income per share	$0.34	$0.08	$0.00	$0.17
Diluted income per share	$0.33	$0.08	$0.00	$0.16

	Year Ended February 2, 2013
	13 Weeks Ended April 28, 2012	13 Weeks Ended July 28, 2012	13 Weeks Ended October 27, 2012	14 Weeks Ended February 2, 2013
Net sales	$309,708	$280,372	$273,729	$368,557
Gross profit	91,864	73,819	70,690	106,257
Net income (loss)	10,833	2,306	(1,659)	13,547
Basic income (loss) per share	$0.25	$0.05	$(0.04)	$0.31
Diluted income (loss) per share	$0.25	$0.05	$(0.04)	$0.30

The sum of the quarterly per share amounts may not equal the annual amount because income per share is calculated independently for each quarter.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

13.	Related Party Transactions

One of our directors is the majority shareholder of the legal firm that is the Company’s general counsel. We believe amounts paid for these services are competitive with amounts that would be paid to a third party for similar services. Legal fees associated with these services were $0.2 million in 2013, 2012 and 2011. In addition, the director also participated in our 2013, 2012 and 2011 Incentive Plans related to his role as general counsel to the Company.

We leased three locations in 2013, 2012 and 2011 from a company for which one of our directors is Chairman and Chief Executive Officer. We paid approximately $0.8 million in base rent in 2013, 2012 and 2011. We believe amounts paid for leased space and other lease-related services are competitive with amounts that would be paid to a third party to lease similar space.

One of our directors, as a private investor, indirectly owns a minority interest in the entity which operates a secure location for and maintains certain of our data processing equipment. Expenses associated with this service were $0.4 million in 2013 and $0.3 million in 2012 and 2011. We entered this facility prior to our director’s investment. We believe amounts paid are competitive with amounts that would be paid to others for similar services.

EXHIBIT INDEX
3.1	Articles of Incorporation of Stein Mart, Inc., incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

3.2	Bylaws of Stein Mart, Inc., amended January 21, 2014, incorporated by reference to the Company’s Form 8-K filed January 23, 2014

4.1	Form of stock certificate for Common Stock, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

4.2	Amended and Restated Stein Mart, Inc. Employee Stock Purchase Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 26, 2009

10.1*	Form of Director’s and Officer’s Indemnification Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.2*	Stein Mart, Inc. 2001 Omnibus Plan as Amended and Restated Effective June 14, 2011, incorporated by reference to the Company’s Form 8-K filed on June 15, 2011

10.3*	Form of Option Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan (filed herein)

10.4	Form of Option Award Agreement for Non-Employee Directors, pursuant to Stein Mart, Inc. 2001 Omnibus Plan (filed herein)

10.5*	Form of Restricted Share Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan (filed herein)

10.6*	Form of Performance Share Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan (filed herein)

10.7	Form of Restricted Share Award for Non-Employee Directors, pursuant to Stein Mart, Inc. 2001 Omnibus Plan (filed herein)

10.8	Profit Sharing Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.9*	PPO Executive Plan for Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 1, 2010

10.10*	Director Stock Option Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.11*	Executive Split Dollar Agreement, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 1, 2000

10.12*	Form of Letter Agreement Amendment to Split Dollar Agreement, incorporated by reference to the Company’s Form 8-K filed December 13, 2012

10.13*	Executive Deferral Plan, amended November 1, 2002, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

10.14*	Amended and Restated Executive Deferral Plan effective January 1, 2008 incorporated by reference to the Company’s Form 10-K for the year ended February 2, 2013

10.15*	Employment Agreement, dated March 1, 2014, between Stein Mart, Inc. and Brian R. Morrow (filed herein)

10.16*	Employment Agreement, dated May 1, 2012, between Stein Mart, Inc. and Gary L. Pierce, incorporated by reference to the Company’s Form 8-K filed on May 2, 2012

10.17*	Employment Agreement, dated July 31, 2013, between Stein Mart, Inc. and Gregory W. Kleffner (filed herein)

10.18*	Employment Agreement, dated September 15, 2013, between Stein Mart, Inc. and David H. Hawkins (filed herein)

10.19	Amended and Restated Credit Agreement dated as of October 28, 2011 among Stein Mart, Inc., Wells Fargo Bank, National Association as Administrative Agent, Collateral Agent, Swing Line Lender and LC Issuer, and Wells Fargo Capital Finance LLC as Sole Lead Arranger and Sole Bookrunner, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended October 29, 2011

10.20	Amended and Restated Supply Agreement, dated May 30, 2006, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 8-K filed on June 5, 2006

10.21	First Amendment to Amended and Restated Supply Agreement, dated August 26, 2008, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 1, 2008

10.22	Second Amendment to Amended and Restated Supply Agreement, dated February 23, 2012, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended April 28, 2012

10.23+	Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement by and between Stein Mart, Inc. and GE Capital Retail Bank, dated as of October 3, 2011, incorporated by reference to the Company’s Amendment No. 1 to Form 10-Q for the quarterly period ended October 29, 2011

10.24	Law Firm Engagement Agreement with Stein Mart, Inc. dated June 8, 2011, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended April 30, 2011

10.25	Renewal of Law Firm Agreement between the Company and Kirschner & Legler, P.A., dated April 1, 2013, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 2, 2013

23.1	Consent of PricewaterhouseCoopers LLP (filed herein)

23.2	Consent of KPMG LLP (filed herein)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

101	Interactive data files from Stein Mart, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*	Management contract or compensatory plan or arrangements.
+	Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities Exchange Commission pursuant to a request for confidential treatment.