Form 10-Q
period 2014-05-03
STEIN MART INC
filed 2014-06-05
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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

The number of shares outstanding of the Registrant’s common stock as of May 23, 2014 was 44,725,623.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	May 3, 2014	February 1, 2014	May 4, 2013
ASSETS
Current assets:
Cash and cash equivalents	$88,311	$66,854	$83,946
Inventories	295,190	261,517	278,435
Prepaid expenses and other current assets	25,396	28,800	18,007

Total current assets	408,897	357,171	380,388
Property and equipment, net of accumulated depreciation and amortization of $157,464, $152,280 and $138,167, respectively	143,610	139,673	132,335
Other assets	28,202	27,414	26,603

Total assets	$580,709	$524,258	$539,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$178,295	$131,338	$165,629
Accrued expenses and other current liabilities	62,255	64,875	65,755

Total current liabilities	240,550	196,213	231,384
Deferred rent	31,187	26,626	24,709
Other liabilities	36,646	37,018	33,526

Total liabilities	308,383	259,857	289,619

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 44,727,231, 44,551,676 and 43,825,455 shares issued and outstanding, respectively	447	446	438
Additional paid-in capital	28,186	28,745	18,470
Retained earnings	243,951	235,471	231,266
Accumulated other comprehensive loss	(258)	(261)	(467)

Total shareholders’ equity	272,326	264,401	249,707

Total liabilities and shareholders’ equity	$580,709	$524,258	$539,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013
Net sales	$328,854	$321,364
Cost of merchandise sold	224,528	223,419

Gross profit	104,326	97,945
Selling, general and administrative expenses	81,229	73,563

Operating income	23,097	24,382
Interest expense, net	65	61

Income before income taxes	23,032	24,321
Income tax expense	8,957	9,629

Net income	$14,075	$14,692

Earnings per common share:
Basic	$0.31	$0.34

Diluted	$0.31	$0.33

Weighted-average shares outstanding:
Basic	43,829	42,814

Diluted	44,456	43,262

Dividends declared per common share	$0.125	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013
Net income	$14,075	$14,692
Other comprehensive income, net of tax:
Amounts reclassified from accumulated other comprehensive income	3	2

Comprehensive income	$14,078	$14,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013
Cash flows from operating activities:
Net income	$14,075	$14,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,991	6,812
Share-based compensation	1,369	1,362
Store closing charges	(46)	(176)
Loss on disposal of property and equipment	59	120
Deferred income taxes	4,175	1,865
Tax benefit (deficiency) from equity issuances	662	(389)
Excess tax benefits from share-based compensation	(688)	(24)
Changes in assets and liabilities:
Inventories	(33,673)	(35,090)
Prepaid expenses and other current assets	(960)	2,336
Other assets	(788)	103
Accounts payable	46,881	34,657
Accrued expenses and other current liabilities	(8,107)	329
Deferred rent and other liabilities	4,889	(826)

Net cash provided by operating activities	34,839	25,771

Cash flows from investing activities:
Acquisition of property and equipment	(9,241)	(7,697)

Net cash used in investing activities	(9,241)	(7,697)

Cash flows from financing activities:
Cash dividends paid	(2,240)	—
Capital lease payments	—	(1,391)
Excess tax benefits from share-based compensation	688	24
Proceeds from exercise of stock options and other	52	14
Repurchase of common stock	(2,641)	(8)

Net cash used in financing activities	(4,141)	(1,361)

Net increase in cash and cash equivalents	21,457	16,713
Cash and cash equivalents at beginning of year	66,854	67,233

Cash and cash equivalents at end of period	$88,311	$83,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEIN MART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair statement have been included. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our annual report on Form 10-K for the year ended February 1, 2014.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Recent Accounting Pronouncement

In 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under ASU No. 2013-11, an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this guidance beginning in the 13 weeks ended May 3, 2014. The application of this guidance did not have an impact on our consolidated financial statements.

In 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for disposals to qualify as discontinued operations. ASU No. 2014-08 defines a discontinued operation as (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. Under ASU No. 2014-08, additional disclosures are required regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in previously issued financial statements. We adopted ASU No. 2014-08 for the quarter ended May 3, 2014.

Reclassifications

We have made certain reclassifications in the Condensed Consolidated Balance Sheets related to the difference between the amount charged to rent expense and the rent paid as well as construction allowances and other lease incentives which were presented in Other liabilities and have been reclassified to Deferred rent.

2. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have money market fund investments classified as cash equivalents which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $20.2 million at May 3, 2014, $56.2 million at February 1, 2014, and $68.2 million at May 4, 2013.

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

The amount available for direct borrowing was $93.9 million at May 3, 2014, and is based on 90% of eligible credit card receivables and inventories less reserves, as defined in the Credit Agreement. The amount available for borrowing represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $6.1 million. The Credit Agreement contains customary affirmative and negative covenants, including limitations on granting of liens, certain investments, additional indebtedness, prepayments on indebtedness and disposition of inventory. We had no direct borrowings under the Credit Agreement at May 3, 2014.

4. Shareholders’ Equity

Stock Repurchase Plan

During the first quarter of 2014, we repurchased 209,973 shares of our common stock at a total cost of $2.6 million. Repurchases during the 13 weeks ended May 4, 2013 were immaterial. Stock repurchases were for taxes due on the vesting of employee stock awards and during the first quarter of 2014 included 100,152 shares purchased on the open market under our previously authorized stock repurchase plan. As of May 3, 2014, there are 593,218 shares which can be repurchased pursuant to the Board of Director’s current authorization.

5. Earnings Per Share

We calculate earnings per common share (“EPS”) using the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS. Our restricted stock awards in 2013 and prior are considered “participating securities” because they contain non-forfeitable rights to dividends.

The following table presents the calculation of basic and diluted EPS (shares in thousands):

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013
Basic Earnings Per Common Share:
Net income	$14,075	$14,692
Income allocated to participating securities	295	337

Net income available to common shareholders	$13,780	$14,355

Basic weighted-average shares outstanding	43,829	42,814

Basic earnings per share	$0.31	$0.34

Diluted Earnings Per Common Share:
Net income	$14,075	$14,692
Income allocated to participating securities	292	334

Net income available to common shareholders	$13,783	$14,358

Basic weighted-average shares outstanding	43,829	42,814
Incremental shares from share-based compensation plans	627	448

Diluted weighted-average shares outstanding	44,456	43,262

Diluted earnings per share	$0.31	$0.33

Options to acquire shares totaling approximately 0.1 million and 1.0 million shares of common stock that were outstanding during the 13 weeks ended May 3, 2014 and May 4, 2013, respectively, were not included in the computation of diluted earnings per common share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive.

6. Commitments and Contingencies

On July 24, 2013, the Securities and Exchange Commission (the “SEC”) informed us that it was conducting an investigation of the Company and made a request for voluntary production of documents and information. The request focused on our recent restatement of prior consolidated financial statements and our change in auditors. We are cooperating fully with the SEC in this matter. We are unable to predict what action, if any, might be taken in the future by the SEC as a result of the matters that are the subject of the investigation or what impact the cost of responding to the investigation might have on our consolidated financial condition or results of operations.

In addition, we are involved in various routine legal proceedings incidental to the conduct of our business. Based upon the advice of outside legal counsel, we do not believe that any of these legal proceedings will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

STEIN MART, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we,” “our,” “us,” “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including, but not limited to the matters discussed in “Item 1A. Risk Factors” of our Form 10-K for the fiscal year ended February 1, 2014. Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are no guarantees of performance.

Overview

Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions.

Financial Overview for the First Quarter of 2014

•	Net sales in the first quarter of 2014 were $328.9 million compared to $321.4 million in the first quarter of 2013.

•	Comparable store sales in the first quarter of 2014 increased 2.6 percent compared to the first quarter of 2013.

•	Net income in the first quarter of 2014 was $14.1 million or $0.31 per diluted share compared to net income of $14.7 million or $0.33 per diluted share in the first quarter of 2013.

•	Cash and cash equivalents as of May 3, 2014 was $88.3 million compared to $66.9 million as of February 2, 2013 and $83.9 million as of May 4, 2013.

•	We had no direct borrowings on our Credit Agreement as of May 3, 2014, February 1, 2014 and May 4, 2013.

Stores

There were 263 stores open as of May 3, 2014 and 262 stores open as of May 4, 2013.

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013
Stores at beginning of period	264	263
Stores opened during the period	1	—
Stores closed during the period	(2)	(1)

Stores at the end of period	263	262

Results of Operations

The following table sets forth each line item of our Condensed Consolidated Statements of Income expressed as a percentage of net sales:

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013
Net sales	100.0%	100.0%
Cost of merchandise sold	68.3%	69.5%

Gross profit	31.7%	30.5%
Selling, general and administrative expenses	24.7%	22.9%

Income from operations	7.0%	7.6%
Interest expense, net	0.0%	0.0%

Income before income taxes	7.0%	7.6%
Income tax expense	2.7%	3.0%

Net income	4.3%	4.6%

Thirteen Weeks Ended May 3, 2014, Compared to the Thirteen Weeks Ended May 4, 2013 (dollar amounts in thousands):

Net Sales

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013	Increase
Net sales	$328,854	$321,364	$7,490
Sales percent increase:
Total net sales			2.3%
Comparable store sales			2.6%

The 2.6% increase in comparable stores sales was driven mostly by an increase in average unit retail prices and average units per transaction, partially offset by a slight decrease in the number of transactions. Comparable store sales reflects stores open throughout the period and prior fiscal year and includes Internet sales. Comparable store sales does not include leased department commissions.

Gross Profit

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013	Increase
Gross profit	$104,326	$97,945	$6,381
Percentage of net sales	31.7%	30.5%	1.2%

Gross profit as a percent of sales increased primarily due to an approximate $3.0 million impact of the fourth quarter fiscal 2013 change in accounting estimate for buying and distribution costs allocated to inventories as well as higher markup, partially offset by higher markdowns due to inclement weather and higher occupancy costs due to new stores.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013	Increase
Selling, general and administrative expenses	$81,229	$73,563	$7,666
Percentage of net sales	24.7%	22.9%	1.8%

For the 13 weeks ended May 3, 2014, SG&A expenses increased primarily due to an approximate $4.1 million impact of the fourth quarter fiscal 2013 change in accounting estimate for buying and distribution costs allocated to inventories as well as higher advertising expenses, higher healthcare costs and higher store selling expenses. These increases were partially offset by higher credit card program income. Advertising expenses increased in the first quarter of 2014 primarily due to increased expense for additional television advertising to support our more extensive April dress event and higher first quarter sales. Store selling expenses are higher due to planned payroll increases and new and relocated stores.

Income Taxes

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013	Decrease
Income tax expense	$8,957	$9,629	$(672)
Effective tax rate	38.9%	39.6%	(0.7)%

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and our Credit Agreement. Working capital is used to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our working capital needs are lowest in the first quarter and highest at the end of the third quarter and beginning of the fourth quarter as we build inventories for the holiday selling season. As of May 3, 2014, we had cash and cash equivalents of $88.3 million and no direct borrowings under our Credit Agreement.

Net cash provided by operating activities was $34.8 million for the first quarter of fiscal 2014 compared to net cash provided by operating activities of $25.8 million for the first quarter of fiscal 2013. Cash provided by operating activities increased due primarily to $13.6 million less cash used for inventories and to reduce accounts payable and $2.3 million more cash provided by net income plus non-cash charges, partially offset by $6.9 million more cash used by other operating activities primarily related to timing of incentive compensation payments.

Net cash used in investing activities is entirely for capital expenditures and was $9.2 million for the first quarter of fiscal 2014 compared to $7.7 million for the first quarter of fiscal 2013. Capital expenditures were higher for the first quarter of fiscal 2014 primarily due to more new and relocated stores.

Capital expenditures for 2014 are now expected to be approximately $43 million, an increase from our original estimate of $38 million. Approximately $2.5 million of the $5 million increase is for information technology enhancements, as we are accelerating certain expenditures and increasing others to enhance point-of-sale credit card capabilities. The remaining $2.5 million is for the reconfiguration of our corporate office space in connection with the finalization of a 10-year extension of our lease. We are receiving lease incentives and reduced rent as part of the extension of our lease, which will reduce our annual rental costs.

Net cash used in financing activities was $4.1 million for the first quarter of fiscal 2014 compared to cash used in financing activities of $1.4 million for the first quarter of fiscal 2013. During the first quarter of fiscal 2014, we paid cash dividends of $2.2 million and repurchased shares of common stock for $2.6 million. During the first quarter of fiscal 2013, we had payments on capital leases of $1.4 million. We currently do not have any assets under capital leases.

On April 24, 2014, we announced that the Board of Directors had increased the quarterly dividend from $0.05 to $0.075 per share. The next quarterly dividend is payable on July 18, 2014 to shareholders of record as of the close of business on July 3, 2014.

Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 1, 2014. We have made no significant change in our critical accounting policies since February 1, 2014.

Recent Accounting Pronouncement

In 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under ASU No. 2013-11, an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this guidance beginning in the 13 weeks ended May 3, 2014. The application of this guidance did not have an impact on our consolidated financial statements.

In 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for disposals to qualify as discontinued operations. ASU No. 2014-08 defines a discontinued operation as (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. Under ASU No. 2014-08, additional disclosures are required regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in previously issued financial statements. We adopted ASU No. 2014-08 for the quarter ended May 3, 2014.

Seasonality and Inflation

Our business is seasonal. Sales and profitability are historically higher in the first and fourth quarters of the fiscal year, which include the spring holiday seasons. Therefore, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our annual report on Form 10-K for the year ended February 1, 2014. There were no material changes to our market risk during the quarter ended May 3, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness identified in our internal control over financial reporting described below.

As previously disclosed in our 2013 10-K, we identified a material weakness in the design and effectiveness in the operation of our controls that are intended to ensure that access to our retail management system and the related inventory data files was adequately restricted. As a result of this material weakness, a reasonable possibility exists that a material misstatement in inventory in our annual or interim financial statements could occur and not be prevented or detected on a timely basis.

We are taking steps to remediate this material weakness, including implementing new policies and procedures to enhance oversight of our system access controls, implementation of an access controls governance software program, improved periodic access reviews, and timely communication of employee changes.

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weaknesses identified. However, as we are still assessing the design and operating effectiveness of these measures, the identified material weaknesses have not been fully remediated as of May 3, 2014. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weakness’ impact to the consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the consolidated financial position, financial results of operation and cash flows as of and for the three months ended May 3, 2014. Based on these additional procedures and assessment, we concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Except as described above in regards to the remediation process described above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 24, 2013, the SEC informed us that it was conducting an investigation of the Company and made a request for voluntary production of documents and information. The request focused on our recent restatement of prior consolidated financial statements and our change in auditors. We are cooperating fully with the SEC in this matter. We are unable to predict what action, if any, might be taken in the future by the SEC as a result of the matters that are the subject of the investigation or what impact the cost of responding to the investigation might have on our consolidated financial condition or results of operations.

In addition, we are involved in various routine legal proceedings incidental to the conduct of our business. Based upon the advice of outside legal counsel, we do not believe that any of these legal proceedings will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no significant changes in our risk factors from those described in our annual report on Form 10-K for the year ended February 1, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended May 3, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
February 2, 2014 - March 1, 2014	107,118	$12.39	107,118	696,073
March 2, 2014 - April 5, 2014	1,694	13.78	1,694	694,379
April 6, 2014 - May 3, 2014	101,161	12.76	101,161	593,218

Total	209,973	$12.58	209,973	593,218

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	Third Amendment to Amended and Restated Supply Agreement dated September 10, 2013 by and between DSW Leased Business Division LLC aka Affiliated Business Group and Stein Mart Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: June 5, 2014	By:	/s/ Jay Stein
Jay Stein
Chairman of the Board and Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer