Form 10-Q
period 2014-08-02
STEIN MART INC
filed 2014-09-04
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

or

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

The number of shares outstanding of the Registrant’s common stock as of August 22, 2014 was 44,933,564.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	August 2, 2014	February 1, 2014	August 3, 2013
ASSETS
Current assets:
Cash and cash equivalents	$53,097	$66,854	$48,146
Inventories	266,215	261,517	250,728
Prepaid expenses and other current assets	26,703	28,800	19,769

Total current assets	346,015	357,171	318,643
Property and equipment, net of accumulated depreciation and amortization of $163,205, $152,280 and $143,916, respectively	147,605	139,673	136,490
Other assets	28,887	27,414	26,561

Total assets	$522,507	$524,258	$481,694

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,635	$131,338	$114,121
Accrued expenses and other current liabilities	57,349	64,875	55,825

Total current liabilities	177,984	196,213	169,946
Deferred rent	30,804	26,626	23,666
Other liabilities	37,196	37,018	33,896

Total liabilities	245,984	259,857	227,508

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock—$.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock—$.01 par value; 100,000,000 shares authorized; 44,936,387, 44,551,676 and 44,275,662 shares issued and outstanding, respectively	449	446	443
Additional paid-in capital	30,650	28,745	21,741
Retained earnings	245,680	235,471	232,466
Accumulated other comprehensive loss	(256)	(261)	(464)

Total shareholders’ equity	276,523	264,401	254,186

Total liabilities and shareholders’ equity	$522,507	$524,258	$481,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended August 2, 2014	13 Weeks Ended August 3, 2013	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013
Net sales	$298,157	$290,969	$627,011	$612,333
Cost of merchandise sold	213,913	210,653	438,441	434,072

Gross profit	84,244	80,316	188,570	178,261
Selling, general and administrative expenses	81,451	74,473	162,680	148,036

Operating income	2,793	5,843	25,890	30,225
Interest expense, net	69	67	134	128

Income before income taxes	2,724	5,776	25,756	30,097
Income tax expense	987	2,362	9,944	11,991

Net income	$1,737	$3,414	$15,812	$18,106

Net income per share:
Basic	$0.04	$0.08	$0.35	$0.41

Diluted	$0.04	$0.08	$0.35	$0.41

Weighted-average shares outstanding:
Basic	43,814	42,931	43,822	42,872

Diluted	44,704	43,707	44,580	43,485

Dividends declared per common share	$0.00	$0.050	$0.125	$0.050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	13 Weeks Ended August 2, 2014	13 Weeks Ended August 3, 2013	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013
Net income	$1,737	$3,414	$15,812	$18,106
Other comprehensive income, net of tax:
Amounts reclassified from accumulated other comprehensive income	2	3	5	5

Comprehensive income	$1,739	$3,417	$15,817	$18,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013
Cash flows from operating activities:
Net income	$15,812	$18,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,322	13,815
Share-based compensation	3,545	3,297
Store closing charges	(25)	(261)
Impairment of property and other assets	96	—
Loss on disposals of property and equipment	75	254
Deferred income taxes	891	2,157
Tax benefit (deficiency) from equity issuances	756	(459)
Excess tax benefits from share-based compensation	(786)	(157)
Changes in assets and liabilities:
Inventories	(4,698)	(7,383)
Prepaid expenses and other current assets	149	485
Other assets	(1,473)	145
Accounts payable	(10,759)	(16,851)
Accrued expenses and other current liabilities	(7,600)	(8,839)
Other liabilities	5,418	(1,570)

Net cash provided by operating activities	15,723	2,739

Cash flows from investing activities:
Acquisition of property and equipment	(22,289)	(18,989)

Net cash used in investing activities	(22,289)	(18,989)

Cash flows from financing activities:
Cash dividends paid	(5,584)	(2,214)
Capital lease payments	—	(2,197)
Excess tax benefits from share-based compensation	786	157
Proceeds from exercise of stock options and other	413	1,520
Repurchase of common stock	(2,806)	(103)

Net cash used in financing activities	(7,191)	(2,837)

Net decrease in cash and cash equivalents	(13,757)	(19,087)
Cash and cash equivalents at beginning of year	66,854	67,233

Cash and cash equivalents at end of period	$53,097	$48,146

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

Recent Accounting Pronouncement

In 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under ASU No. 2013-11, an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this guidance in the first quarter of 2014. The application of this guidance did not have an impact on our consolidated financial statements or disclosures.

In 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for disposals to qualify as discontinued operations. ASU No. 2014-08 defines a discontinued operation as (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. Under ASU No. 2014-08, additional disclosures are required regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in previously issued financial statements. We adopted ASU No. 2014-08 in the first quarter of 2014. The application of this guidance did not have an impact on our consolidated financial statements or disclosures.

In 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

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

2. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have money market fund investments classified as cash equivalents which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $41.2 million at August 2, 2014, $56.2 million at February 1, 2014, and $36.2 million at August 3, 2013.

3. Revolving Credit Agreement

We have an amended and restated revolving credit agreement (the “Credit Agreement”) dated October 28, 2011. The Credit Agreement provides for a $100 million senior secured revolving credit facility which can be increased to $150 million. The Credit Agreement matures on February 28, 2017. Borrowings under the Credit Agreement are based on and secured by eligible credit card receivables and inventory.

The amount available for direct borrowing was $93.4 million at August 2, 2014, and is based on 90% of eligible credit card receivables and inventories less reserves, as defined in the Credit Agreement. The amount available for borrowing represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $6.6 million. The Credit Agreement contains customary affirmative and negative covenants, including limitations on granting of liens, certain investments, additional indebtedness, prepayments on indebtedness and disposition of inventory. The credit agreement permits the payment of dividends if we are not in default and payment conditions are satisfied. We had no direct borrowings under the Credit Agreement at August 2, 2014, February 1, 2014 and August 3, 2013.

4. Shareholders’ Equity

Stock Repurchase Plan

During the 26 weeks ended August 2, 2014, we repurchased 222,494 shares of our common stock at a total cost of $2.8 million. During the 26 weeks ended August 3, 2013, we repurchased 10,003 shares of our common stock at a total cost of $0.1 million. Stock repurchases were for taxes due on the vesting of employee stock awards and during the first half of 2014 included 103,352 shares purchased on the open market under our previously authorized stock repurchase plan. As of August 2, 2014, there are 580,697 shares which can be repurchased pursuant to the Board of Director’s current authorization.

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

The following table presents the calculation of basic and diluted EPS (shares in thousands):

	13 Weeks Ended August 2, 2014	13 Weeks Ended August 3, 2013	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013
Basic Earnings Per Common Share:
Net income	$1,737	$3,414	$15,812	$18,106
Income allocated to participating securities	24	96	309	464

Net income available to common shareholders	$1,713	$3,318	$15,503	$17,642

Basic weighted-average shares outstanding	43,814	42,931	43,822	42,872

Basic earnings per share	$0.04	$0.08	$0.35	$0.41

Diluted Earnings Per Common Share:
Net income	$1,737	$3,414	$15,812	$18,106
Income allocated to participating securities	24	95	306	459

Net income available to common shareholders	$1,713	$3,319	$15,506	$17,647

Basic weighted-average shares outstanding	43,814	42,931	43,822	42,872
Incremental shares from share-based compensation plans	890	776	758	613

Diluted weighted-average shares outstanding	44,704	43,707	44,580	43,485

Diluted earnings per share	$0.04	$0.08	$0.35	$0.41

Options to acquire shares totaling approximately 0.3 million and 0.1 million shares of common stock that were outstanding during the second quarters of 2014 and 2013, respectively, were not included in the computation of diluted earnings per common share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. For the first 6 months of 2014 and 2013, options to acquire shares of approximately 0.2 million and 0.6 million shares of common stock, respectively, were not included in the computation of diluted earnings per share for the aforementioned reasons.

6. Commitments and Contingencies

On July 24, 2013, the Securities and Exchange Commission (the “SEC”) informed us that it was conducting an investigation of the Company and made a request for voluntary production of documents and information. The request is focused on our 2013 restatement of prior financial statements and our change in auditors. We are cooperating fully with the SEC in this matter. We are unable to predict what action, if any, might be taken in the future by the SEC as a result of the matters that are the subject of the investigation or what impact the cost of responding to the investigation might have on our financial condition or results of operations.

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

Financial Overview for the 13 and 26 weeks ended August 2, 2014

•	Net sales were $298.2 million for the 13 weeks ended August 2, 2014, an increase from $291.0 million for the 13 weeks ended August 3, 2013, and $627.0 million for the 26 weeks ended August 2, 2014, an increase from $612.3 million for the 26 weeks ended August 3, 2013.

•	Comparable store sales for the 13 weeks ended August 2, 2014 increased 1.3 percent compared to the 13 weeks ended August 3, 2013, and for the 26 weeks ended August 2, 2014 increased 2.0 percent compared to the 26 weeks ended August 3, 2013.

•	Net income was $1.7 million or $0.04 per diluted share for the 13 weeks ended August 2, 2014, compared to net income of $3.4 million or $0.08 per diluted share for the 13 weeks ended August 3, 2013.

•	Net income was $15.8 million or $0.35 per diluted share for the 26 weeks ended August 2, 2014 compared to net income of $18.1 million or $0.41 per diluted share for the 26 weeks ended August 3, 2013.

•	Cash and cash equivalents as of August 2, 2014 was $53.1 million compared to $66.9 million as of February 1, 2014 and $48.1 million as of August 3, 2013.

•	We had no direct borrowings on our revolving credit agreement as of August 2, 2014, February 1, 2014 and August 3, 2013.

Stores

The following table summarizes store counts for the 13 and 26 weeks ended August 2, 2014 and August 3, 2013.

	13 Weeks Ended August 2, 2014	13 Weeks Ended August 3, 2013	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013
Stores at beginning of period	263	262	264	263
Stores opened during the period	2	—	3	—
Stores closed during the period	—	—	(2)	(1)

Stores at the end of period	265	262	265	262

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Income expressed as a percentage of our net sales:

	13 Weeks Ended August 2, 2014	13 Weeks Ended August 3, 2013	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	71.7%	72.4%	69.9%	70.9%

Gross profit	28.3%	27.6%	30.1%	29.1%
Selling, general and administrative expenses	27.4%	25.6%	26.0%	24.2%

Income from operations	0.9%	2.0%	4.1%	4.9%
Interest expense, net	0.0%	0.0%	0.0%	0.0%

Income before income taxes	0.9%	2.0%	4.1%	4.9%
Income tax expense	0.3%	0.8%	1.6%	1.9%

Net income	0.6%	1.2%	2.5%	3.0%

Thirteen and Twenty-Six Weeks Ended August 2, 2014, Compared to the Thirteen and Twenty-Six Weeks Ended August 3, 2013 (dollar amounts in thousands):

Net Sales

	13 Weeks Ended August 2, 2014	13 Weeks Ended August 3, 2013	Increase	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013	Increase
Net sales	$298,157	$290,969	$7,188	$627,011	$612,333	$14,678
Sales percent increase:
Total net sales			2.5%			2.4%
Comparable store sales			1.3%			2.0%

The increase in comparable store sales for the 13 and 26 weeks ended August 2, 2014 was driven by increases in average unit retail prices and average units per transaction, partially offset by a decrease in the number of transactions. Comparable store sales reflects stores open throughout the period and prior fiscal year and includes internet sales, which amounted to slightly less than 1% of total sales in 2014. Comparable store sales does not include leased department commissions.

Gross Profit

	13 Weeks Ended August 2, 2014	13 Weeks Ended August 3, 2013	Increase	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013	Increase
Gross profit	$84,244	$80,316	$3,928	$188,570	$178,261	$10,309
Percentage of net sales	28.3%	27.6%	0.7%	30.1%	29.1%	1.0%

For the 13 and 26 weeks ended August 2, 2014, the gross profit rates increased primarily due to an approximate $4.2 million and $7.2 million impact of the fourth quarter fiscal 2013 change in accounting estimate for buying and distribution costs allocated to inventories, respectively, as well as higher markup. These were somewhat offset by higher markdowns and higher occupancy costs, principally due to new stores. The higher occupancy costs include preopening costs.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended August 2, 2014	13 Weeks Ended August 3, 2013	Increase	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013	Increase/ (Decrease)
Selling, general and administrative expenses	$81,451	$74,473	$6,978	$162,680	$148,036	$14,644
Percentage of net sales	27.4%	25.6%	1.8%	26.0%	24.2%	1.8%

For the 13 weeks ended August 2, 2014, SG&A expenses increased due primarily to an approximate $3.1 million impact of the fourth quarter fiscal 2013 change in accounting estimate for buying and distribution costs allocated to inventories, $2.1 million in higher healthcare claims costs, $1.0 million in increased professional fees related to the SEC investigation and higher store selling expenses. These increases were partially offset by higher credit card program income. Store selling expenses are higher due to planned payroll increases and new stores.

For the 26 weeks ended August 2, 2014, SG&A expenses increased due primarily to an approximate $7.2 million impact of the fourth quarter fiscal 2013 change in accounting estimate for buying and distribution costs allocated to inventories, $2.7 million in higher healthcare claims costs, $1.9 million in higher advertising expenses, higher store selling expenses and higher professional fees related to the SEC investigation. These increases were somewhat offset by higher credit card program income. Advertising expenses increased in the first quarter of 2014 primarily due to increased expense for additional television advertising to support our more extensive April dress event and higher first quarter sales. Store selling expenses are higher due to planned payroll increases and new and relocated stores.

Income Taxes

	13 Weeks Ended August 2, 2014	13 Weeks Ended August 3, 2013	Decrease	26 Weeks Ended August 2, 2014	26 Weeks Ended August 3, 2013	Decrease
Income tax expense	$987	$2,362	$(1,375)	$9,944	$11,991	$(2,047)
Effective tax rate	36.2%	40.9%	(4.7)%	38.6%	39.8%	(1.2)%

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and our amended and restated revolving credit agreement (“Credit Agreement”). Working capital is used to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our working capital needs are lowest in the first quarter and highest at the end of the third quarter and beginning of the fourth quarter as we build inventories for the holiday selling season. As of August 2, 2014, we had cash and cash equivalents of $53.1 million and no direct borrowings under our Credit Agreement.

Net cash provided by operating activities was $15.7 million for the 26 weeks ended August 2, 2014 compared to net cash provided by operating activities of $2.7 million for the 26 weeks ended August 3, 2013. Cash provided by operating activities increased due primarily to $15.8 million less cash used for inventories and to reduce accounts payable and other liabilities, offset by $2.3 million less cash provided by net income.

Net cash used in investing activities is for capital expenditures and was $22.3 million for the 26 weeks ended August 2, 2014 compared to $19.0 million for the 26 weeks ended August 3, 2013. Capital expenditures were higher for the 26 weeks ended August 2, 2014 primarily due to more new and relocated stores.

Net cash used in financing activities was $7.2 million for the 26 weeks ended August 2, 2014 compared to cash used in financing activities of $2.8 million for the 26 weeks ended August 3, 2013. During the 26 weeks ended August 2, 2014, we paid cash dividends of $5.6 million and repurchased shares of common stock for $2.8 million. During the 26 weeks ended August 3, 2013, we had cash dividends paid of $2.2 million, payments on capital leases of $2.2 million and receipts from stock option exercises of $1.5 million. We currently do not have any assets under capital leases.

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

In 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

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

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our annual report on Form 10-K for the year ended February 1, 2014. There were no material changes to our market risk during the quarter ended August 2, 2014.

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

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weaknesses identified. However, as we are still assessing the design and operating effectiveness of these measures, the identified material weaknesses have not been fully remediated as of August 2, 2014. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weakness’ impact to the condensed consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the consolidated financial position, results of operation and cash flows as of and for the 26 weeks ended August 2, 2014. Based on these additional procedures and assessment, we concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, our consolidated financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Except as described above in regards to the remediation process, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 24, 2013, the SEC informed us that it was conducting an investigation of the Company and made a request for voluntary production of documents and information. The request focused on our 2013 restatement of prior consolidated financial statements and our change in auditors. We are cooperating fully with the SEC in this matter. We are unable to predict what action, if any, might be taken in the future by the SEC as a result of the matters that are the subject of the investigation or what impact the cost of responding to the investigation might have on our consolidated financial condition or results of operations.

In addition, we are involved in various routine legal proceedings incidental to the conduct of our business. Based upon the advice of outside legal counsel, we do not believe that any of these legal proceedings will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no significant changes in our risk factors from those described in our annual report on Form 10-K for the year ended February 1, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended August 2, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
May 4, 2014 – May 31, 2014	2,737	$13.23	2,737	590,481
June 1, 2014 – July 5, 2014	5,145	$13.92	5,145	585,336
July 6, 2014 – August 2, 2014	4,639	$12.41	4,639	580,697

Total	12,521	$13.21	12,521	580,697

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: September 4, 2014	By:	/s/ Jay Stein
Jay Stein
Chairman of the Board and Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer