Form 10-Q
period 2014-11-01
STEIN MART INC
filed 2014-12-04
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

or

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

The number of shares outstanding of the Registrant’s common stock as of November 21, 2014 was 44,940,342.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	November 1, 2014	February 1, 2014	November 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$64,882	$66,854	$59,517
Inventories	343,721	261,517	329,691
Prepaid expenses and other current assets	29,840	28,800	25,796

Total current assets	438,443	357,171	415,004
Property and equipment, net of accumulated depreciation and amortization of $168,557, $152,280 and $148,358, respectively	150,646	139,673	140,422
Other assets	31,005	27,414	26,930

Total assets	$620,094	$524,258	$582,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214,635	$131,338	$199,135
Accrued expenses and other current liabilities	63,332	64,875	65,192

Total current liabilities	277,967	196,213	264,327
Deferred rent	32,063	26,626	23,694
Other liabilities	36,211	37,018	37,996

Total liabilities	346,241	259,857	326,017

COMMITMENTS AND CONTINGENCIES (See Note 6)
Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 44,945,280, 44,551,676 and 44,500,995 shares issued and outstanding, respectively	449	446	445
Additional paid-in capital	32,532	28,745	26,078
Retained earnings	241,125	235,471	230,278
Accumulated other comprehensive loss	(253)	(261)	(462)

Total shareholders’ equity	273,853	264,401	256,339

Total liabilities and shareholders’ equity	$620,094	$524,258	$582,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$303,667	$290,453	$930,678	$902,786
Cost of merchandise sold	219,106	212,688	657,547	646,760

Gross profit	84,561	77,765	273,131	256,026
Selling, general and administrative expenses	86,277	77,873	248,957	225,909

Operating (loss) income	(1,716)	(108)	24,174	30,117
Interest expense, net	66	69	200	197

(Loss) income before income taxes	(1,782)	(177)	23,974	29,920
Income tax (benefit) expense	(571)	(205)	9,373	11,786

Net (loss) income	$(1,211)	$28	$14,601	$18,134

Net (loss) income per share:
Basic	$(0.03)	$0.00	$0.33	$0.41

Diluted	$(0.03)	$0.00	$0.32	$0.40

Weighted-average shares outstanding:
Basic	43,857	43,102	43,833	42,949

Diluted	43,857	43,924	44,664	43,631

Dividends declared per common share	$0.075	$0.05	$0.20	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net (loss) income	$(1,211)	$28	$14,601	$18,134
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations:
Amounts reclassified from accumulated other comprehensive loss	3	2	8	7

Comprehensive (loss) income	$(1,208)	$30	$14,609	$18,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	39 Weeks Ended	39 Weeks Ended
	November 1, 2014	November 2, 2013
Cash flows from operating activities:
Net income	$14,601	$18,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,709	20,834
Share-based compensation	5,492	5,248
Store closing charges (benefits)	1,163	(145)
Impairment of property and other assets	96	—
Loss on disposals of property and equipment	121	586
Deferred income taxes	1,399	6,740
Tax benefit (deficiency) from equity issuances	756	(68)
Excess tax benefits from share-based compensation	(879)	(610)
Changes in assets and liabilities:
Inventories	(82,204)	(86,346)
Prepaid expenses and other current assets	(4,278)	(5,542)
Other assets	(3,591)	(224)
Accounts payable	83,446	68,163
Accrued expenses and other current liabilities	(1,729)	(691)
Other liabilities	6,477	(920)

Net cash provided by operating activities	42,579	25,159

Cash flows from investing activities:
Acquisition of property and equipment	(34,043)	(30,272)

Net cash used in investing activities	(34,043)	(30,272)

Cash flows from financing activities:
Cash dividends paid	(8,929)	(4,430)
Capital lease payments	—	(2,197)
Excess tax benefits from share-based compensation	879	610
Proceeds from exercise of stock options and other	427	3,633
Repurchase of common stock	(2,885)	(219)

Net cash used in financing activities	(10,508)	(2,603)

Net decrease in cash and cash equivalents	(1,972)	(7,716)
Cash and cash equivalents at beginning of year	66,854	67,233

Cash and cash equivalents at end of period	$64,882	$59,517

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

2. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have money market fund investments classified as cash equivalents which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $50.2 million at November 1, 2014, $56.2 million at February 1, 2014, and $45.2 million at November 2, 2013.

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

The amount available for direct borrowing was $93.4 million at November 1, 2014, and is based on 90% of eligible credit card receivables and inventories less reserves, as defined in the Credit Agreement. The amount available for borrowing represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $6.6 million. The Credit Agreement contains customary affirmative and negative covenants, including limitations on granting of liens, certain investments, additional indebtedness, prepayments on indebtedness and disposition of inventory. The Credit Agreement permits the payment of dividends if we are not in default and payment conditions are satisfied. We had no direct borrowings under the Credit Agreement at November 1, 2014, February 1, 2014 and November 2, 2013.

4. Shareholders’ Equity

Stock Repurchase Plan

During the 39 weeks ended November 1, 2014, we repurchased 228,553 shares of our common stock at a total cost of $2.9 million. During the 39 weeks ended November 2, 2013, we repurchased 18,927 shares of our common stock at a total cost of $0.2 million. Stock repurchases were for taxes due on the vesting of employee stock awards and, during the 39 weeks ended November 1, 2014, included 103,352 shares purchased on the open market under our previously authorized stock repurchase plan. As of November 1, 2014, there are 574,638 shares which can be repurchased pursuant to the Board of Directors’ current authorization.

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

The following table presents the calculation of basic and diluted EPS (shares in thousands):

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Basic (Loss) Earnings Per Common Share:
Net (loss) income	$(1,211)	$28	$14,601	$18,134
Income allocated to participating securities	—	—	268	479

Net (loss) income available to common shareholders	$(1,211)	$28	$14,333	$17,655

Basic weighted-average shares outstanding	43,857	43,102	43,833	42,949

Basic (loss) earnings per share	$(0.03)	$0.00	$0.33	$0.41

Diluted (Loss) Earnings Per Common Share:
Net (loss) income	$(1,211)	$28	$14,601	$18,134
Income allocated to participating securities	—	1	266	474

Net (loss) income available to common shareholders	$(1,211)	$27	$14,335	$17,660

Basic weighted-average shares outstanding	43,857	43,102	43,833	42,949
Incremental shares from share-based compensation plans	—	822	831	682

Diluted weighted-average shares outstanding	43,857	43,924	44,664	43,631

Diluted (loss) earnings per share	$(0.03)	$0.00	$0.32	$0.40

Due to the Company’s net loss position for the third quarter of 2014, 0.8 million weighted average unvested restricted shares (participating securities) and 1.0 million weighted average common stock equivalents (non-participating securities) were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS for the quarter. In addition, options to acquire shares totaling approximately 0.4 million and 11 thousand shares of common stock that were outstanding during the third quarters of 2014 and 2013, respectively, were not included in the computation of diluted earnings per common share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. For the first 9 months of 2014 and 2013, options to acquire shares of approximately 0.3 million shares of common stock, were not included in the computation of diluted earnings per share for the aforementioned reasons.

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

Financial Overview for the 13 and 39 weeks ended November 1, 2014

•	Net sales were $303.7 million for the 13 weeks ended November 1, 2014, an increase from $290.5 million for the 13 weeks ended November 2, 2013, and $930.7 million for the 39 weeks ended November 1, 2014, an increase from $902.8 million for the 39 weeks ended November 2, 2013.

•	Comparable store sales for the 13 weeks ended November 1, 2014 increased 3.1 percent compared to the 13 weeks ended November 2, 2013, and for the 39 weeks ended November 1, 2014 increased 2.3 percent compared to the 39 weeks ended November 2, 2013.

•	The gross profit rates increased approximately 1% for the 13 and 39 weeks ended November 1, 2014 as compared to the corresponding period in 2013. The increase is primarily due to the impact of the fourth quarter fiscal 2013 change in accounting estimate for buying and distribution costs allocated to inventories.

•	Selling, general and administrative (SG&A) expenses were $86.3 million for the 13 weeks ended November 1, 2014, an increase from $77.9 million for the 13 weeks ended November 2, 2013, and $249.0 million for the 39 weeks ended November 1, 2014, an increase from $225.9 million for the 39 weeks ended November 2, 2013. The increase is primarily due the impact of the fourth quarter fiscal 2013 change in accounting estimate for buying and distribution costs allocated to inventories as well as higher professional fees related to the SEC investigation.

•	Net loss was $1.2 million or $0.03 loss per diluted share for the 13 weeks ended November 1, 2014, compared to net income of $28 thousand or $0.00 per diluted share for the 13 weeks ended November 2, 2013.

•	Net income was $14.6 million or $0.32 per diluted share for the 39 weeks ended November 1, 2014 compared to net income of $18.1 million or $0.40 per diluted share for the 39 weeks ended November 2, 2013.

•	Cash and cash equivalents as of November 1, 2014 was $64.9 million compared to $66.9 million as of February 1, 2014 and $59.5 million as of November 2, 2013.

•	We had no direct borrowings on our revolving credit agreement as of November 1, 2014, February 1, 2014 and November 2, 2013.

Stores

The following table summarizes store counts for the 13 and 39 weeks ended November 1, 2014 and November 2, 2013.

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Stores at beginning of period	265	262	264	263
Stores opened during the period	4	4	7	4
Stores closed during the period	(1)	(2)	(3)	(3)

Stores at the end of period	268	264	268	264

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations expressed as a percentage of our net sales:

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	72.2%	73.2%	70.7%	71.6%

Gross profit	27.8%	26.8%	29.3%	28.4%
Selling, general and administrative expenses	28.4%	26.9%	26.7%	25.1%

(Loss) income from operations	(0.6)%	(0.1)%	2.6%	3.3%
Interest expense, net	0.0%	0.0%	0.0%	0.0%

(Loss) income before income taxes	(0.6)%	(0.1)%	2.6%	3.3%
Income tax (benefit) expense	(0.2)%	(0.1)%	1.0%	1.3%

Net (loss) income	(0.4)%	0.0%	1.6%	2.0%

Thirteen and Thirty-Nine Weeks Ended November 1, 2014, Compared to the Thirteen and Thirty-Nine Weeks Ended November 2, 2013 (dollar amounts in thousands):

Net Sales

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended
	November 1, 2014	November 2, 2013	Increase	November 1, 2014	November 2, 2013	Increase
Net sales	$303,667	$290,453	$13,214	$930,678	$902,786	$27,892
Sales percent increase:
Total net sales			4.5%			3.1%
Comparable store sales			3.1%			2.3%

The increase in comparable store sales for the 13 and 39 weeks ended November 1, 2014 was driven by increases in average unit retail prices and average units per transaction, partially offset by a decrease in the number of transactions. Comparable store sales reflects stores open throughout the period and prior fiscal year and includes internet sales. Internet sales contributed approximately 0.8% to the comparable store sales increase for both the 13 and 39 weeks ended November 1, 2014. Comparable store sales does not include leased department commissions.

Gross Profit

	13 Weeks Ended November 1, 2014	13 Weeks Ended November 2, 2013	Increase	39 Weeks Ended November 1, 2014	39 Weeks Ended November 2, 2013	Increase
Gross profit	$84,561	$77,765	$6,796	$273,131	$256,026	$17,105
Percentage of net sales	27.8%	26.8%	1.0%	29.3%	28.4%	0.9%

For the 13 and 39 weeks ended November 1, 2014, the gross profit rates increased primarily due to an approximate $2.4 million and $9.6 million impact of the fourth quarter fiscal 2013 change in accounting estimate for buying and distribution costs allocated to inventories, respectively, as well as higher markup. These were somewhat offset by higher markdowns and higher occupancy costs, principally due to new stores. The higher occupancy costs include preopening costs.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended
	November 1, 2014	November 2, 2013	Increase	November 1, 2014	November 2, 2013	Increase
Selling, general and administrative expenses	$86,277	$77,873	$8,404	$248,957	$225,909	$23,048
Percentage of net sales	28.4%	26.9%	1.5%	26.7%	25.1%	1.6%

For the 13 weeks ended November 1, 2014, SG&A expenses increased primarily due to an approximate $3.8 million impact of the fourth quarter fiscal 2013 change in accounting estimate for buying and distribution costs allocated to inventories, $1.2 million in increased professional fees related to the SEC investigation, $1.0 million higher store closing charges and higher store payroll and selling expenses. These increases were partially offset by $2.0 million lower earnings-based incentive compensation expense and higher credit card program income. Store selling expenses are higher due to planned payroll increases and new stores.

For the 39 weeks ended November 1, 2014, SG&A expenses increased primarily due to an approximate $11.0 million impact of the fourth quarter fiscal 2013 change in accounting estimate for buying and distribution costs allocated to inventories, $3.2 million in higher healthcare claims costs, $2.1 million in higher advertising expenses, higher store selling expenses and $2.4 million higher professional fees related to the SEC investigation. These increases were somewhat offset by $4.0 million lower earnings-based incentive compensation expense and higher credit card program income. Store selling expenses are higher due to planned payroll increases and new stores.

Income Taxes

	13 Weeks Ended	13 Weeks Ended	(Decrease)/	39 Weeks Ended	39 Weeks Ended
	November 1, 2014	November 2, 2013	Increase	November 1, 2014	November 2, 2013	Decrease
Income tax (benefit) expense	$(571)	$(205)	$(366)	$9,373	$11,786	$(2,413)
Effective tax rate	(32.0)%	(115.8)%	83.8%	39.1%	39.4%	(0.3)%

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and our amended and restated revolving credit agreement (“Credit Agreement”). Working capital is used to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our working capital needs are lowest after our heavy spring selling in March and April and holiday selling in late December and early January. They are highest as we begin paying for our heavy spring, fall, and holiday receipts in late February, October and at the end of November, respectively. As of November 1, 2014, we had cash and cash equivalents of $64.9 million and no direct borrowings under our Credit Agreement.

Net cash provided by operating activities was $42.6 million for the 39 weeks ended November 1, 2014 compared to net cash provided by operating activities of $25.2 million for the 39 weeks ended November 2, 2013. Cash provided by operating activities increased primarily due to $22.7 million less cash used to reduce accounts payable and other liabilities, offset by $6.3 million less cash provided by net income and other non-cash charges.

Net cash used in investing activities is for capital expenditures and was $34.0 million for the 39 weeks ended November 1, 2014 compared to $30.3 million for the 39 weeks ended November 2, 2013. Capital expenditures were higher for the 39 weeks ended November 1, 2014 primarily due to more new and relocated stores.

Net cash used in financing activities was $10.5 million for the 39 weeks ended November 1, 2014 compared to cash used in financing activities of $2.6 million for the 39 weeks ended November 2, 2013. During the 39 weeks ended November 1, 2014, we paid cash dividends of $8.9 million and repurchased shares of common stock for $2.9 million. During the 39 weeks ended November 2, 2013, we had cash dividends paid of $4.4 million, payments on capital leases of $2.2 million and receipts from stock option exercises of $3.6 million.

Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 1, 2014. We have made no significant change in our critical accounting policies since February 1, 2014.

Recent Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 to the unaudited Condensed Consolidated Financial Statements.

Seasonality and Inflation

Our business is seasonal. Sales and profitability are historically higher in the first and fourth quarters of the fiscal year, which include the spring and holiday seasons. Therefore, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Although we expect that our operations will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our annual report on Form 10-K for the year ended February 1, 2014. There were no material changes to our market risk during the quarter ended November 1, 2014.

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

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weaknesses identified. However, as we are still assessing the design and operating effectiveness of these measures, the identified material weaknesses have not been fully remediated as of November 1, 2014. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weakness’ impact to the condensed consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the consolidated financial position, results of operation and cash flows as of and for the 39 weeks ended November 1, 2014. Based on these additional procedures and assessment, we concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, our consolidated financial position, results of operations and cash flows for the periods presented.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended November 1, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
August 3, 2014 - August 30, 2014	1,423	$12.94	1,423	579,274
August 31, 2014 - October 4, 2014	1,411	$11.87	1,411	577,863
October 5, 2014 - November 1, 2014	3,225	$13.29	3,225	574,638

Total	6,059	$12.88	6,059	574,638

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors. The shares reported in this table are covered by a June 14, 2011 Board authorization to repurchase 2.5 million shares of common stock which does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: December 4, 2014	By:	/s/ Jay Stein
Jay Stein
Chairman of the Board and Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer