Form 10-K
period 2015-01-31
STEIN MART INC
filed 2015-04-02
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 2, 2014 was $366,082,542. For purposes of this response, executive officers and directors are deemed to be affiliates of the registrant and the holdings by non-affiliates was computed as 28,600,199 shares. At March 20, 2015, the Registrant had issued and outstanding an aggregate of 45,388,348 shares of its common stock.

Documents Incorporated By Reference:

Portions of the Regstrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

OVERVIEW

Headquartered in Jacksonville, Florida, Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store. Our focused assortment of merchandise features current season, moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions, all offered at prices competitive with off-price retail chains. Begun in the early 1900’s as a single store in Greenville, Mississippi, we operated 270 stores in 30 states and an Internet store as of January 31, 2015. Stein Mart, Inc. became a Florida corporation in 1992. Prior to 1992, Stein Mart, Inc. was incorporated in Mississippi.

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

TARGET CUSTOMER

Our target customer is a 35-65 year old woman who is both style conscious and value seeking. She is typically married and college educated. She may be multi-cultural, works at least part-time in a professional position and has above-average household income.

MERCHANDISING, PURCHASING AND PRICING

Our fashion assortment is driven primarily by seasonal fashion trends and a focus on name brand and designer merchandise complemented by a select program of private label and proprietary/exclusive merchandise. In 2014, approximately 10 percent of our sales were from private label or proprietary/exclusive merchandise. We merchandise our stores based on individual store selling characteristics, seasonal buying fluctuations and regional preferences while maintaining mostly consistent assortments from store to store.

Our merchants purchase products from approximately 1,200 vendors. One of our vendors accounted for approximately 5 percent of our total purchases during 2014. We buy a majority of our merchandise at the same time and from many of the same manufacturers as traditional department/specialty stores although we generally do not require the same level of front and back-end vendor concessions, such as advertising allowances, return privileges and markdown allowances, which are common and significant in the department store industry. As a result, we believe that our buyers are able to negotiate more favorable upfront pricing terms from vendors. We also purchase merchandise opportunistically when we believe a combination of the product and the price makes it a compelling addition to our assortment. In both instances, we reflect our savings in our pricing which passes on to our customers through everyday low pricing targeted to be competitive with off-price retail chains.

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

The following table reflects the percentage of our sales by major merchandise category, including shoe department sales, for the fiscal years indicated:

	2014	2013	2012
Ladies’ and Boutique apparel	45%	45%	45%
Ladies’ accessories	11%	11%	12%
Men’s	19%	20%	20%
Home	13%	13%	12%
Shoes	7%	7%	8%
Other	5%	4%	3%

	100%	100%	100%

LOCATIONS, GROWTH STRATEGY AND STORE APPEARANCE

On January 31, 2015, we operated 270 stores in 30 states and an Internet store. Our stores are located in the Northeast, Midwest, Southeast, Texas and the Southwest. We are most fully concentrated in the Southeast and Texas where 184 of our stores are located. Most locations are in neighborhood, community and regional shopping centers frequented by a more affluent customer. Our optimal co-tenants within these shopping centers cater to a similar target customer and include highly-frequented retail formats such as other apparel retailers, higher-end grocers and restaurants. All Stein Mart locations, including the corporate headquarters and distribution centers, are leased.

We selectively seek additional store locations that strengthen our portfolio in current as well as new markets. We utilize regional tenant representative brokers to help us identify potential sites for new or relocated stores. New and relocated store decisions are supported by independent sales forecasts, and approved by a real estate committee made up of senior level executives.

In recent years, our prototypical store is approximately 32,000 gross square feet, down from 35,000 gross square feet primarily due to smaller backrooms resulting from a change in our distribution process. They have a racetrack design, convenient centralized check-out, and individual dressing rooms. We display merchandise in lifestyle groupings of apparel and accessories, which we believe enables the customer to locate desired merchandise in a manner that encourages multiple purchases. We seek to create excitement in our stores through the continual flow of fashion merchandise, targeted sales promotions, store layout, merchandise presentation, and the quality, value and depth of our merchandise assortment.

E-COMMERCE

In 2010, we began selling selected merchandise offerings on the Internet. This expanded to additional product offerings for 2011 and 2012. During 2012, we temporarily ceased selling merchandise on the Internet as we realized we needed a world-class platform provider to maximize this important channel of business for us. We relaunched the Internet site, www.steinmart.com, during the third quarter of 2013. The website allows customers to make online purchases of much of the same product offered in our stores along with some online exclusive products. The website also provides information for customers regarding store locations, brands, products and selected sales promotion activity. Visitors to our website may apply for our credit card, sign up to be Preferred Customers, sign up for email notifications, and purchase gift cards. Internet sales in 2014, 2013 and 2012 amounted to less than 1% of our total sales.

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

MARKETING

Our marketing efforts are focused on deepening our relationship with our best customers in order to increase our share of her spending as well as seeking new customers. We engage in periodic market research, including accessing our proprietary customer panel, to identify how best to reach each of these audiences and, in consultation with our outside advertising and direct-marketing agencies, we adjust our marketing focus accordingly.

Our advertising stresses upscale fashion merchandise at discount prices. We utilize a combination of full-color circulars (both inserted in newspapers and mailed directly to homes), direct mail, newspaper run of press advertising, and email to distribute our sales promotion messages. To reach a broader audience, increase brand awareness and drive promotional events, we use both television and radio advertising. We utilize digital media, primarily Paid Search, Comparison Shopping Engines, Affiliate Marketing and Display Advertising to increase brand awareness and drive traffic to our e-commerce site. We also use social networking sites, including Facebook, Twitter and blogs.

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

COMPETITION

Our primary competitors are department and specialty stores, as well as conventional off-price retail chains. From our customer’s perspective, we believe we differentiate ourselves from department stores and specialty stores with our (i) everyday low pricing, (ii) convenient locations in shopping centers, and (iii) assortments that are more selective than department stores and more varied than specialty stores. We believe we differentiate ourselves from typical off-price retail chains by offering (i) primarily current season first-quality merchandise carried by better department or specialty stores, (ii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, (iii) merchandise presentation and customer service more comparable to upscale retailers and (iv) competitive price levels.

DISTRIBUTION

Our logistics network (“supply chain”) consists of consolidation centers (“CC’s”) located in the Atlanta, Los Angeles and New Jersey areas, and store distribution centers (“SDC’s”) located in the Atlanta, Dallas, and Los Angeles areas. Approximately 55% of the vendor shipments are aggregated at the CC’s and then shipped to the SDC’s with the remaining 45% moving directly from vendors to SDC’s. The SDC’s receive, check and prepare the merchandise to ensure it is floor ready for our stores. The SDCs are automated and virtually all of our vendors are electronic data interchange (“EDI”) capable so we are able to cross-dock a high percentage of our receipts. Store deliveries are made by contract carriers once or twice a week depending on location and store volume. The New Jersey CC is the only facility managed by a third-party logistics provider.

EMPLOYEES

As of January 31, 2015, our work force consisted of approximately 11,300 employees (5,600 40-hour equivalent employees). Each of our stores employs an average of 39 persons. The number of employees fluctuates during the year based on the particular selling season.

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

AVAILABLE INFORMATION

Copies of our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those filings are available, free of charge, on our investor relations website at http://ir.steinmart.com (click on “SEC Filings”). Also available free of charge on the investor relations website are the charters for the Audit Committee, Compensation Committee, and Corporate Governance Committee, as well as the Code of Conduct, Corporate Governance Guidelines, Articles of Incorporation and the Conflict Minerals Policy (click on “Charters & Documents”). Paper copies of these items are available free of charge upon request by writing Stein Mart, Inc., 1200 Riverplace Boulevard, Jacksonville, FL 32207, Attention: Investor Relations.

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

Our sales and operating results are affected by consumer sensitivity to economic conditions. The retail apparel business is dependent upon consumer spending and, as a fashion retailer, we rely on the expenditure of discretionary income for most, if not all, of our sales. Economic factors impacting consumer confidence and levels of consumer spending include levels of employment, the housing market, the stock market, prevailing interest rates, tax policies, personal bankruptcies, energy costs and availability and cost of credit. Consumer confidence is also affected by both domestic and international events. Deterioration in the level of consumer spending could have a material adverse effect on our results of operations.

We face intense competition in the retail industry. We face intense competition for customers from department stores, specialty stores, regional and national off-price retail chains and Internet and mail-order retailers. Many of these competitors are larger and have significantly greater financial and marketing resources than we do. In addition, many department stores and other competitors have become more promotional and have reduced their price points. Certain department stores and certain of our vendors have opened outlet stores which offer merchandise at prices that are competitive with ours. Many of our competitors have significant Internet sales. While we maintain an Internet site, our Internet sales currently comprise less than 1% of our total sales. If we fail to successfully compete, our profitability and results of operations could be adversely affected.

Unanticipated changes in fashion trends and changing consumer preferences may adversely affect our sales. Our success depends in part upon our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner. Although we attempt to stay abreast of the fashion tastes of our customers and provide merchandise that satisfies customer demand, fashion trends can change rapidly and we may not accurately anticipate shifts in fashion trends and adjust our merchandise mix to appeal to changing consumer tastes in a timely manner. If we misjudge the market for our products or are unsuccessful in responding to changes in fashion trends or in market demand, we could experience insufficient inventory levels and missed opportunities, or excess inventory levels and higher markdowns, either of which could have a material adverse effect on our financial condition and results of operations.

Our advertising, marketing and promotional strategies may be ineffective. Our profitability and results of operations may be materially affected by the effectiveness and efficiency of our marketing expenditures and our ability to select the right markets and media in which to advertise. In particular, we may not be successful in our efforts to create greater awareness of our stores and promotions, identify the most effective and efficient level of spending in each market and specific media vehicle and determine the appropriate creative message and media mix for our advertising, marketing and promotional expenditures. While we utilize different types of media, newspapers are an important delivery vehicle for run of press promotional advertising and circular insertions. The newspaper business is under increasing economic pressure, and the demise of certain newspapers would jeopardize an important distribution method for our advertising. As readers shift away from newspapers, our success will depend more on our effective use of other forms of media for our advertising, marketing and promotional strategies. Our planned marketing expenditures may not result in increased revenues.

We may be unable to raise additional capital, if needed, or to raise capital on favorable terms. If our existing cash, cash generated from operations and funds available under our revolving credit agreement were insufficient to fund our future operations, including capital expenditures, or repay debt when it becomes due, we may need to raise additional funds through public or private equity or debt financing. If unfavorable capital or credit market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms or on a timely basis, if at all. Failure to obtain capital on acceptable terms when required could have a material adverse effect on our business including an inability to fund new growth and other capital expenditures, especially in light of the debt we recently incurred to fund our special cash dividend of $5.00 per share on our outstanding shares of common stock.

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

Because of our focus on keeping our inventory at the forefront of fashion trends, extreme and/or unseasonable weather conditions could force us to have higher inventory markdowns. Our business is susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the fall season or cool weather during the spring season could render a portion of our inventory incompatible with those unseasonable conditions. Prolonged unseasonable weather conditions could have a material adverse effect on our business, financial condition and results of operations. In addition, extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores, which could have a material adverse effect on our business, financial condition and results of operations.

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

Increases in the price of merchandise could increase our costs which could negatively impact our margins. The raw materials used to manufacture our goods are subject to availability constraints and price volatility caused by high demand for fabrics, supply conditions, government regulations, and other unpredictable factors. Our procurement of goods and services is subject to the effects of price increases which we may or may not be able to pass through to our customers. Additionally, procurement of our merchandise is subject to increases in demand for, or the price of, raw materials, services and labor. All of these factors may affect our ability to access suitable merchandise on acceptable terms, are beyond our control and could negatively impact our results of operations.

We are dependent on certain key personnel and our ability to attract and retain qualified employees and increases in the cost of employee compensation and benefits could impact our financial results and cash flows. Our business is dependent on attracting and retaining quality employees. Many of our employees are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our labor costs, including hourly wages and costs of providing retirement, health and other employee benefits, and hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs, including health care legislation.

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

If we experience any business interruptions or disruptions in the distribution process, our profitability could be materially impacted. We may not anticipate, respond adequately to or control all of the challenges of operating our distribution operations. In the event that the orderly receipt and distribution of merchandise is disrupted, including by labor disputes at ports of entry, impeding the timeliness or fulfillment quality of the products being distributed, or any of our distribution centers becomes inaccessible, or is otherwise not fully usable, it would have a material adverse effect on our ability to distribute our products, which in turn would have a material adverse effect on our sales, profitability, financial condition and operating performance.

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

Failure of information technology could disrupt operations and harm our business. The operation of our business and the effective execution of our merchandising and distribution strategies as well as our financial reporting processes are dependent in large measure on the effectiveness of our information technology systems. The reliability and capacity of our information technology systems are critical and any disruptions affecting our information technology systems may have a material adverse impact on our business.

Unauthorized disclosure of sensitive or confidential customer or employee information could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business. As part of our normal course of business, we collect, process and retain sensitive and confidential customer and employee information and we process customer credit card and check information. In addition, we accept and transmit credit card applications through our retail locations. We also rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. The systems we utilize for credit card transactions, as well as the technology utilized in such transactions, are determined and controlled by the credit card industry. Recent breaches of security measures at major retailers have resulted in the theft and dissemination of the confidential information of millions of customers throughout the United States. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our service providers, could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business and results of operations.

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

We have engaged a single third-party provider to create, operate and maintain our e-commerce website operations, and disruptions with the provider or in the services it provides to us could adversely affect our reputation, operations or financial results. We have contracted with a single third party to create, operate and host our e-commerce website and provide related order fulfillment and customer service. We will rely on that party’s operational, privacy and security procedures and controls to operate and host our e-commerce business. Failure by such third party to adequately service these aspects of our e-commerce business could result in a prolonged disruption that affects our customers’ ability to utilize our website or receive product in a timely manner. As a result, we may lose customer sales and/or experience increased costs, which could affect our reputation, operations or financial results. In addition, the e-commerce operations also involve other risks that could have an impact on our results of operations including but not limited to diversion of sales from our physical stores, liability for online content, credit card fraud and risks related to the failure of the computer systems that operate the website and its related support systems, any of which could have an adverse effect on our business.

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

Failure to comply with legal and regulatory requirements may adversely impact our business and results of operations. Our business is subject to many legal and regulatory requirements, including, among others, employment, trade, healthcare, tax, securities and privacy laws and regulations. Our policies, procedures and internal controls are designed to help us comply with all applicable laws; however, the current high level of regulatory reform across many different areas and jurisdictions has led, and may continue to lead, to substantial new regulations and disclosure obligations. Additional legal or regulatory requirements or more stringent interpretations of applicable requirements could increase the complexity of the regulatory environment in which we operate and the cost of compliance. Failure to comply with the various laws and regulations, as well as changes in laws and regulations, could have an adverse impact on our reputation, operations or financial results.

The Securities and Exchange Commission (the “SEC”) Investigation could materially and adversely affect our business, our financial condition and results of operations. On July 24, 2013, the SEC informed the Company that it was conducting an investigation of the Company and made a request for voluntary production of documents and information. Based upon the request, the Company believes the investigation is focused on the Company’s restatement of 2012 and prior financial statements and the Company’s 2013 change in auditors. The Company is cooperating fully with the SEC in this matter. A protracted investigation could impose substantial costs and distractions, regardless of its outcome. There can be no assurance that any final resolution of this investigation will not have a material and adverse effect on the Company’s financial condition and results of operations.

We previously identified and have now remediated material weaknesses in our internal control over financial reporting which may, if our remediation measures are insufficient, result in additional material misstatements in our consolidated financial statements. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. In prior fiscal years, our management identified certain material weaknesses in our internal control over financial reporting. We believe all such material weaknesses have been fully addressed by the remediation measures put in place during the 2013 and 2014 fiscal years. However, if our remediation measures are insufficient to address the material weaknesses, or if additional material weaknesses in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Stores

The following table summarizes our store count activity during the last three fiscal years:

	2014	2013	2012
Stores at beginning of year	264	263	262
Stores opened during the year	9	4	6
Stores closed during the year	(3)	(3)	(5)

Stores at end of year	270	264	263

As of January 31, 2015, our stores operated in the following 30 states:

State	Number of Stores	State	Number of Stores
Alabama	8	Missouri	3
Arizona	10	Nevada	5
Arkansas	2	New Jersey	5
California	23	New Mexico	1
Colorado	3	New York	3
Florida	43	North Carolina	20
Georgia	13	Ohio	8
Illinois	4	Oklahoma	4
Indiana	7	Pennsylvania	4
Kansas	2	South Carolina	12
Kentucky	2	Tennessee	12
Louisiana	8	Texas	44
Massachusetts	1	Utah	1
Michigan	1	Virginia	14
Mississippi	6	Wisconsin	1

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

As of January 31, 2015, we leased the following additional facilities:

Facility	Location	Square Feet
Distribution Center/Warehouse	Lithia Springs, Georgia	342,000
Distribution Centers:	Grand Prairie, Texas	75,000
	Ontario, California	70,000

We also lease our 111,000 square foot corporate headquarters in Jacksonville, Florida.

As of January 31, 2015, the current terms of our 270 stores (assuming we exercise all lease renewal options) were as follows:

Number of Leases Expiring
Years Lease Term Expire
2015	2
2016-2019	10
2020-2024	45
2025-2029	74
2030 and later	139

ITEM 3.	LEGAL PROCEEDINGS

On July 24, 2013, the Securities and Exchange Commission (the “SEC”) informed us that it was conducting an investigation of the Company and made a request for voluntary production of documents and information. The request is focused on our restatement of 2012 and prior financial statements and our 2013 change in auditors. We are cooperating fully with the SEC in this matter. We have recognized $4.1 million and $1.9 million of expenses related to the SEC investigation during 2014 and 2013, net of expected insurance recoveries, respectively. A protracted investigation could impose substantial costs and distractions, regardless of its outcome. There can be no assurance that any final resolution of this investigation will not have a material and adverse effect on the Company’s financial condition and results of operations.

In addition, we are involved in various routine legal proceedings incidental to the conduct of our business. Management, based upon the advice of outside legal counsel, does not believe that these routine legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Related Matters

Our common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “SMRT”. On March 20, 2015, there were 847 shareholders of record. The following table sets forth the high and low sales prices of our common stock per NASDAQ and our quarterly cash dividends per common share for each quarter in the years ended January 31, 2015 and February 1, 2014:

	2014			2013
	High	Low	Dividend	High	Low	Dividend
First Quarter	$14.78	$11.53	$0.050	$8.92	$7.44	$0.00
Second Quarter	14.36	11.56	0.075	15.21	8.85	0.05
Third Quarter	13.91	11.25	0.075	15.50	11.95	0.05
Fourth Quarter	15.45	12.85	0.075	16.17	12.32	0.05

Dividends

In 2014, we paid a quarterly dividend of $0.05 per common share on April 18, 2014 and a quarterly dividend of $0.075 per common share on July 18, 2014, October 17, 2014 and January 16, 2015. In 2013, we paid a quarterly dividend of $0.05 per common share on July 19, 2013, October 18, 2013 and January 17, 2014.

On February 4, 2015, the Company announced that its Board of Directors declared a special cash dividend of $5.00 per common share which was paid on February 27, 2015. The payment made in connection with this dividend was approximately $226 million. See Note 13 of the Notes to the Consolidated Financial Statements for further discussion.

On March 12, 2015, the Company announced that its Board of Directors declared a quarterly dividend of $0.075 per common share which will be paid on April 17, 2015 to shareholders of record on April 2, 2015.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the quarter ended January 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
November 2, 2014 - November 29, 2014	477	13.42	477	574,161
November 30, 2014 - January 3, 2015	1,218	14.18	1,218	572,943
January 4, 2015 - January 31, 2015	89,833	13.76	89,833	483,110

Total	91,528	$13.76	91,528	483,110

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors. For the quarter ended January 31, 2015, all shares purchased related to withholding taxes due on the vesting of employee stock awards.

Performance Graph

The following graph compares the cumulative five-year shareholder return on our common stock with the cumulative total return to the NASDAQ Composite Index and the S&P 500 Apparel Retail Index. The comparison assumes $100 was invested at the beginning of the five year period in Stein Mart, Inc. stock and in each of the indices shown and assumes reinvestment of any dividends.

	1/30/2010	1/29/2011	1/28/2012	2/2/2013	2/1/2014	1/31/2015
Stein Mart, Inc.	$100.00	$106.2	$98.9	$132.5	$187.7	$212.8
NASDAQ Composite	100.00	126.3	133.7	152.9	200.0	228.7
S&P 500 Apparel Retail	100.00	131.0	172.6	232.8	269.6	340.1

* * * * *

The stock performance graph should not be deemed filed or incorporated by reference into any other filings made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA (Dollars in Thousands, Except Per Share and Per Square Foot Data)

Consolidated Statement of Operations Data:

	2014	2013	2012 (1)	2011	2010
Net sales	$1,317,677	$1,263,571	$1,232,366	$1,177,951	$1,201,081
Cost of merchandise sold	930,941	896,218	889,736	858,335	868,415

Gross profit	386,736	367,353	342,630	319,616	332,666
Selling, general and administrative expenses	342,027	326,520	306,407	287,184	277,330

Operating income	44,709	40,833	36,223	32,432	55,336
Interest expense, net	266	265	225	286	338

Income before income taxes	44,443	40,568	35,998	32,146	54,998
Income tax expense (benefit)	17,537	15,013	10,971	12,215	(1,688)

Net income	$26,906	$25,555	$25,027	$19,931	$56,686

Basic income per share	$0.60	$0.58	$0.57	$0.45	$1.28
Diluted income per share	$0.59	$0.57	$0.57	$0.44	$1.26
Cash dividends paid per share	$0.275	$0.15	$1.00	$—	$0.50
Consolidated Operating Data:
Stores open at end of period	270	264	263	262	264
Sales per store including gross shoe department (2)(4)	$5,217	$5,085	$4,949	$4,793	$4,813
Sales per store including net shoe department (3)(4)	$4,911	$4,783	$4,652	$4,500	$4,537
Sales per square foot including gross shoe department (2)(4)	$177	$173	$167	$161	$161
Comparable store net sales increase (decrease) (5)	3.3%	3.7%	2.7%	(1.1)%	(1.8)%
Consolidated Balance Sheet Data:
Working capital	$174,533	$160,958	$136,352	$172,898	$171,038
Total assets	553,091	524,258	491,709	479,583	442,023
Capital lease obligations/long-term	—	—	—	1,480	—
Total shareholders’ equity	284,938	264,401	234,034	249,671	237,481

(1)	2012 is a 53-week year; all others are 52-week years.
(2)	These sales per store and sales per square foot amounts include gross shoe department sales, which are reported net in our net sales. Sales per store is calculated by dividing (a) total sales including shoe department gross sales for stores open at the end of the year, excluding stores open for less than 12-months by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot includes shoe department gross sales and selling space and excludes administrative, receiving and storage areas. Internet sales are excluded from the calculation.
(3)	These sales per store amounts include shoe department commissions, which are included in our net sales. Sales per store is calculated by dividing (a) total sales including shoe department net sales for stores open at the end of the year, excluding stores open for less than 12-months by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Internet sales are excluded from the calculation.
(4)	Sales per store and sales per square foot for 2012 has been adjusted to exclude the 53rd week.
(5)	Comparable store sales information for a period reflects stores open throughout that period and for the same 52-week period in the prior year and Internet sales, except for the year 2012. Comparable store net sales increase for 2012 compares sales for the 52 weeks ended January 26, 2013 to the 52 weeks ended January 28, 2012. Comparable store sales does not include leased department commissions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

2014 Highlights

Comparable store sales for 2014 increased 3.3 percent compared to 2013 and total sales increased 4.3 percent. Net income for 2014 was $26.9 million or $0.59 per diluted share compared to $25.6 million or $0.57 per diluted share for 2013.

Cash and cash equivalents at year-end 2014 was $65.3 million compared to $66.9 million at year-end 2013. Our 2014 balance sheet reflects our increased investment in inventories, capital expenditures of $40 million and payment of one quarterly dividend at $0.05 per share and three quarterly dividends at $0.075 per share totaling $12.3 million during 2014. We had no direct borrowings on our revolving credit agreement as of January 31, 2015 and February 1, 2014.

2015 Outlook

For 2015, we expect sales increases to leverage against our efficient expense structure to continue driving earnings, particularly as we add stores.

We expect the following factors to influence our business in 2015:

•	Current 2015 plans are to open 11 new stores, relocate one store to better a location in its market, close two stores and temporarily close one store due to redevelopment of the center, which will reopen in 2016.

•	The gross profit rate is expected to be consistent with the reported 2014 rate of 29.3 percent.

•	Selling, general and administrative expenses (“SG&A”) are expected to increase approximately $15 million from the $338 million reported in 2014 (not including the $4 million of SEC investigation costs) and include the following items:

•	SG&A is expected to be approximately $10 million higher as a result of new and relocated stores, including higher pre-opening costs and planned payroll increases.

•	Depreciation will increase by approximately $2 million.

•	Costs and possible penalties related to the SEC investigation that may be incurred in 2015 are not included in our estimate.

•	On February 3, 2015, we entered into a $250 million second amended and restated credit agreement with Wells Fargo Bank (the “New Credit Agreement”) and a $25 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan” and, together with the New Credit Agreement, the “Credit Facilities”). The Credit Facilities replace the Company’s former $100 million senior secured revolving credit facility. See Note 13 of the Notes to the Consolidated Financial Statements for further discussion.

•	On February 27, 2015 the Company paid a special cash dividend of $5.00 per common share. The payment made in connection with this dividend was approximately $226 million, and was funded by existing cash and initial borrowings of $185 million on our $275 million Credit Facilities. See Note 13 of the Notes to the Consolidated Financial Statements for further discussion.

•	Debt is expected to fluctuate mostly between approximately $150 and $200 million in 2015 based on working capital needs and interest expense is estimated to be approximately $3.5 million in 2015.

•	The effective tax rate for the year is estimated to be approximately 39.0 percent.

•	Capital expenditures for 2015 are expected to be approximately $46 million, including $16 million for new and relocated stores, $13 million for information systems, $13 million for existing stores and $4 million for reconfiguring our corporate office space.

•	Capital expenditures, net of tenant improvement allowances, for 2015 are expected to be approximately $34 million.

Change in Accounting Estimate

During the fourth quarter of 2013, we refined our estimation of the buying and distribution costs allocated to inventories. This change lowered the percentage of expenses allocated to inventory purchases. The decrease in the allocation of costs to inventories resulted in a $5.0 million pretax non-cash charge ($3.1 million after-tax or $0.07 per diluted share), comprised of a $15.0 million increase in SG&A and a $10.0 million increase in gross profit.

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Income expressed as a percentage of net sales:

	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	70.7%	70.9%	72.2%

Gross profit	29.3%	29.1%	27.8%
Selling, general and administrative expenses	26.0%	25.9%	24.9%

Operating income	3.3%	3.2%	2.9%
Interest expense, net	0.0%	0.0%	0.0%

Income before income taxes	3.3%	3.2%	2.9%
Income tax expense	1.3%	1.2%	0.9%

Net income	2.0%	2.0%	2.0%

2014 Compared to 2013

Net Sales. The following table provides net sales for fiscal 2014 compared to fiscal 2013 (dollar amounts in thousands):

	2014	2013	Increase
Net sales	$1,317,677	$1,263,571	$54,106
Sales percent increase:
Total net sales			4.3%
Comparable store sales			3.3%

The increase in comparable store sales was driven by increases in average units per transaction and average unit retail prices, partially offset by a decrease in the number of transactions. Comparable store sales reflects stores open throughout the period and prior fiscal year and includes internet sales. Internet sales contributed approximately 0.7% to the comparable store sales. Comparable store sales does not include leased department commissions.

Gross Profit. The following table compares gross profit for fiscal 2014 to fiscal 2013 (dollar amounts in thousands):

	2014	2013	Increase
Gross profit	$386,736	$367,353	$19,383
Percentage of net sales	29.3%	29.1%	0.2%

The gross profit rates increased primarily due to an approximate $5.0 million impact of the fourth quarter fiscal 2013 change in accounting estimate for buying and distribution costs allocated to inventories as well as higher markup. These were somewhat offset by higher occupancy costs, principally due to new stores and lower e-commerce margins which include third party fulfillment costs. The higher occupancy costs include preopening costs.

Selling, General and Administrative Expenses. The following table compares SG&A for fiscal 2014 to fiscal 2013 (dollar amounts in thousands):

	2014	2013	Increase
Selling, general and administrative expenses	$342,027	$326,520	$15,507
Percentage of net sales	26.0%	25.9%	0.1%

SG&A increased $15.5 million primarily as the result of higher store selling expenses of $5.0 million due to new stores and planned payroll increases, $4.3 million in higher healthcare costs due to unfavorable claims experience this year compared to favorable claims experience last year, $2.5 million of higher advertising expenses and $2.1 million of higher expenses associated with the SEC investigation. These increases were somewhat offset by lower earnings-based incentive compensation and higher credit card program income.

Income Taxes. The following table compares income tax expense for fiscal 2014 to fiscal 2013 (dollar amounts in thousands):

	2014	2013	Increase
Income tax expense	$17,537	$15,013	$2,524
Effective tax rate (“ETR”)	39.5%	37.0%	2.5%

The effective tax rate for 2014 was negatively impacted by permanent differences which relate primarily to non-recurring non-deductible expenses. The effective tax rate for 2013 reflects a benefit for a change in our state tax effective rate.

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

Selling, General and Administrative Expenses. The following table compares SG&A for fiscal 2013 to fiscal 2012 (dollar amounts in thousands):

	2013	2012	Increase
Selling, general and administrative expenses	$326,520	$306,407	$20,113
Percentage of net sales	25.9%	24.9%	1.0%

SG&A increased primarily due to the $15.0 million impact of the change in accounting estimate to refine our estimation of buying and distribution costs allocated to inventories. In addition to the impact of the change in accounting estimate, the increase in SG&A also resulted from $3.9 million increase in depreciation expense, $2.5 million supply chain and e-commerce start-up costs, $2.1 million decrease in breakage income on unused gift cards and merchandise return cards, and higher compensation costs. Depreciation expense increased as a result of investments in capital expenditures. The decrease in breakage income on unused gift cards and merchandise return cards was primarily the result of an update in our breakage assumptions during the second quarter of 2012. These increases were partially offset by $2.1 million lower investigation and related fees as well as lower healthcare costs resulting from favorable claims experience.

Income Taxes. The following table compares income tax expense for fiscal 2013 to fiscal 2012 (dollar amounts in thousands):

	2013	2012	Increase
Income tax expense	$15,013	$10,971	$4,042
Effective tax rate (“ETR”)	37.0%	30.5%	6.5%

Income tax expense for 2012 was favorably impacted by non-taxable income related to the elimination of post-retirement life insurance benefit of $6.4 million.

Liquidity and Capital Resources

Our primary source of liquidity is the sale of merchandise inventories. Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors, and our $250 million senior secured revolving credit facility available pursuant to the second amended and restated credit agreement with Wells Fargo Bank, N.A. (the “New Credit Agreement”), and our $25 million Equipment Term Loan. Working capital is used to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our working capital needs are lowest after our heavy spring selling in March and April and holiday selling in late December and early January. They are highest as we begin paying for our heavy spring, fall, and holiday receipts in late February, October and at the end of November, respectively.

As of January 31, 2015, we had $65.3 million in cash and cash equivalents and $93.4 million of borrowing availability under our prior $100 million senior secured revolving credit facility (the “Prior Credit Agreement”) with Wells Fargo Bank, N.A. The Prior Credit Agreement provided for a $100 million senior secured revolving credit facility which could be increased to $150 million and had a maturity date of February 28, 2017. The amount available for borrowing was based on 90% of eligible credit card receivables and inventories less reserves, as defined in the Prior Credit Agreement. The amount available for borrowing represented the capped borrowing base of $100 million reduced by outstanding letters of credit of $6.6 million. We did not use our $100 million revolving credit facility in 2014 or 2013, other than for outstanding letters of credit. On February 3, 2015, we entered into the $275 million Credit Facilities. The Credit Facilities replace the Company’s former $100 million senior secured revolving credit facility. See Note 13 of the Notes to the Consolidated Financial Statements for further discussion.

As of February 26, 2015, we had drawn down $185 million of the funds available under the Credit Facilities in part to fund our special cash dividend of $5.00 per share of our common stock which was paid on February 27, 2015. We believe that we will continue to generate positive cash flows from operations on a full year basis. Internally generated cash, along with our available cash and borrowing capacity under the New Credit Agreement, will provide the means needed to fund our operations.

The following table presents cash flows data for fiscal 2014, fiscal 2013 and fiscal 2012 (dollar amounts in thousands):

	2014	2013	2012
Cash provided by (used in):
Operating activities	$52,431	$40,066	$71,339
Investing activities	$(40,342)	$(36,266)	$(45,426)
Financing activities	$(13,629)	$(4,179)	$(52,733)

Cash provided by operating activities

Net cash provided by operating activities was $52.4 million for fiscal 2014 compared to net cash provided by operating activities of $40.1 million for fiscal 2013. The increase in cash provided by operating activities for 2014 as compared to 2013 was primarily due to higher net income adjusted for other non-cash charges and changes in accrued and prepaid expenses, with the latter driven by lower payments for income taxes. These increases were partially offset by additional investments in inventory and changes in accounts payable. Cash provided by operating activities for fiscal 2012 was positively impacted by an income tax refund of approximately $6.6 million, which did not reoccur in 2013 and 2014. Cash provided by operating activities for fiscal 2012 includes a positive working capital impact from lengthening vendor payment terms implemented in 2011.

Cash used in investing activities

Net cash used in investing activities included $40.2 million for capital expenditures. Capital expenditures in 2014, 2013 and 2012 include approximately $14 million, $13 million and $20 million, respectively, for systems improvements, with the largest portion for our new merchandise information system. The remaining capital amounts are for opening and remodeling stores, including upgrades to fitting rooms, lighting, flooring and fixtures.

We expect to invest approximately $46 million in capital expenditures in 2015, with $13 million for continuing information systems upgrades, $13 million for store remodels and $16 million for new and relocated stores. Each new store requires capital expenditures of approximately $0.5 million for fixtures and equipment, $1.3 million for leasehold improvements, $0.1 million for pre-opening expenses (excluding rent during the pre-opening term) and average $1 million for initial inventory investment (or $0.4 million net of accounts payable). Leasehold improvements generally are either paid for by the landlord or are reimbursed by the landlord through tenant improvement allowances and recognized as a reduction of rent on a straight-line basis over the lease term. Rent during the pre-opening term generally ranges from insignificant to $0.2 million with higher amounts attributable to situations where we have property access during our construction period.

Cash used in financing activities

Financing activities in 2014 include $12.3 million payment of one quarterly dividend of $0.05 per share and three quarterly dividends of $0.075 per share. Financing activities in 2013 include $6.7 million payment of three quarterly dividends of $0.05 per share. Financing activities for 2012 include $43.8 million for payment of a special dividend of $1.00 per share. During 2014 we repurchased 0.3 million shares of our common stock at a cost of $4.1 million. During 2013 we repurchased 0.1 million shares of our common stock at a cost of $1.1 million compared to 0.6 million shares at a cost of $3.9 million in 2012.

We had no capital leases in 2014. Capital lease payments were $2.2 million and $6.1 million for 2013 and 2012, respectively.

Impact of Inflation

Although we expect that our operations will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Contractual Obligations

The following table sets forth our contractual obligations at January 31, 2015 (dollar amounts in thousands):

		Less than	1 – 2	3 – 5	After 5
	Total	1 Year	Years	Years	Years
Operating leases	$427,318	$85,363	$78,245	$155,275	$108,435

The above table does not include long-term debt as we did not have any direct borrowings under our Prior Credit Agreement at January 31, 2015. Other long-term liabilities on the balance sheet include the liability for deferred compensation, deferred taxes, postretirement benefit liability and other long-term liabilities that do not have specific due dates, so they are excluded from the preceding table. We have merchandise purchase orders that are cancelable, and are therefore not included in the preceding table.

On February 3, 2015, we entered into the $275 million Credit Facilities. See Note 13 of the Notes to the Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

We have outstanding standby letters of credit totaling $6.6 million securing certain insurance programs at January 31, 2015. If certain conditions were to occur under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, we do not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements that could affect our financial condition.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate, which could require adjustments of these estimates in future periods. A summary of the more significant accounting policies follows.

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

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment charge is the excess of the carrying value of the asset over its fair value. Fair value, as used in our asset impairment calculations, is based on the best information available, including prices for similar assets. Impairment reviews are performed for individual stores during the fourth quarter, or more frequently should circumstances change. A significant change in cash flows could result in an increase in asset impairment charges. During 2014, 2013 and 2012, we recorded $1.5 million, $2.2 million and $0.5 million, respectively, in asset impairment charges.

Store Closing Costs. We record costs associated with store closing activities when they are incurred, generally the cease-use date. Lease termination costs are recorded net of estimated sublease income that could reasonably be obtained for the properties. In the event we are not successful in subleasing closed store locations, additional store closing costs may be recorded. During 2014, 2013 and 2012, we recorded $1.0 million, $0.1 million and $1.0 million, respectively, in store closing charges.

Insurance Reserves. We use a combination of insurance and self-insurance for various risks including workers’ compensation, general liability and associate-related health care benefits. We are responsible for paying the claims that are less than the insured limits. The reserves recorded for these claims are actuarially estimated based on claims filed and claims incurred but not reported. These reserve estimates are adjusted based upon actual claims filed and settled. The estimated accruals for these reserves could be significantly affected if future claims differ from historical trends and other actuarial assumptions. As of January 31, 2015 and February 1, 2014, insurance reserves of $16.4 million and $16.7 million, respectively, were included in Accrued expenses and other current liabilities and Other liabilities in the accompanying Consolidated Balance Sheets. Historically, our actuarial estimates have not been materially different from actual results.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through borrowings under our $100 million senior secured revolving credit facility (the “Prior Credit Agreement”) which are at variable rates. The Prior Credit Agreement permitted debt commitments up to $100 million, which could be increased to $150 million, had a February 2017 maturity date and bore interest at spreads over the prime rate and LIBOR. We had no borrowings under our Prior Credit Agreement during 2014, other than fees charged by the lender and outstanding letters of credit. That facility was entirely replaced during February 2015 by the Credit Facilities. See Note 13 of the Notes to the Consolidated Financial Statements for further discussion.

Subsequent to January 31, 2015, we are exposed to fluctuations in interest rates through our borrowings from our $275 million Credit Facilities executed in February 2015. The Credit Facilities are composed of a $250 million senior secured revolving credit facility and a $25 million equipment term loan. We actively monitor changes in interest rates and consider interest hedging to mitigate interest rate risk.

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

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2015 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective as of January 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page F-1.

Changes in Internal Control Over Financial Reporting

Other than the changes in internal control over financial reporting discussed below, there were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Previously Disclosed Material Weakness

As discussed in our 2013 Form 10-K, we identified a material weakness in the design and effectiveness in the operation of our controls that were intended to ensure that access to our retail management system and the related inventory data files was adequately restricted. During 2014, we implemented new policies and procedures to enhance the oversight of our system access controls including more frequent and better designed access reviews, additional approval procedures for granting and changing systems access and more timely communication of employee changes. The improved policies and procedures provide reasonable assurance to management that access to sensitive inventory data is restricted to appropriate personnel. The design and operating effectiveness of the new controls was tested during 2014 and the material weakness is considered remediated.

ITEM 9B.	OTHER INFORMATION

Effective April 1, 2015, we renewed the law firm engagement agreement with Kirschner & Legler, P.A., pursuant to which the Company has continued its retention of Mr. Legler and his firm to serve as general counsel to the Company. The material terms of the Renewal of Law Firm Engagement Agreement dated April 1, 2013 remain unchanged, with the exception of the extension of the term of the agreement for an additional two (2)  year term.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 23, 2015 Annual Meeting of Shareholders.

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

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 23, 2015 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 23, 2015 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table presents information about our common stock that may be issued under equity-based compensation plans as of January 31, 2015:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (in thousands)
Equity compensation plans approved by shareholders	2,155	$7.50	4,124
Equity compensation plans not approved by shareholders	—	—	—

Total	2,155	$7.50	4,124

(1)	The weighted average exercise price does not take into account 1.3 million shares issuable related to restricted stock and performance share awards which have no exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 23, 2015 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 23, 2015 Annual Meeting of Shareholders.

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

STEIN MART, INC.

Date: April 2, 2015	By:	/s/ Jay Stein
Jay Stein
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of April, 2015.

/s/ Jay Stein	/s/ Susan Falk
Jay Stein	Susan Falk
Chairman of the Board and Chief Executive Officer	Director

/s/ John H. Williams, Jr.	/s/ Linda M. Farthing
John H. Williams, Jr.	Linda M. Farthing
Vice Chairman of the Board	Director

/s/ Gregory W. Kleffner	/s/ Mitchell W. Legler
Gregory W. Kleffner	Mitchell W. Legler
Executive Vice President and Chief Financial Officer	Director

/s/ Brently G. Baxter	/s/ Richard L. Sisisky
Brently G. Baxter	Richard L. Sisisky
Senior Vice President and Controller	Director

/s/ Alvin R. Carpenter	/s/ Burton M. Tansky
Alvin R. Carpenter	Burton M. Tansky
Director	Director

/s/ Irwin Cohen	/s/ J. Wayne Weaver
Irwin Cohen	J. Wayne Weaver
Director	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stein Mart, Inc.:

We have audited Stein Mart, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stein Mart’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b), Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Stein Mart, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stein Mart, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2015, and our report dated April 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

April 2, 2015

Jacksonville, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stein Mart, Inc.:

We have audited the accompanying consolidated balance sheets of Stein Mart, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stein Mart, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stein Mart’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

April 2, 2015

Jacksonville, Florida

Certified Public Accountants

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors

and Shareholders of Stein Mart, Inc.

In our opinion, the consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for the year ended February 2, 2013 present fairly, in all material respects, the results of operations and cash flows of Stein Mart, Inc. and its subsidiaries for the year ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Jacksonville, Florida

May 3, 2013

Stein Mart, Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	January 31, 2015	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$65,314	$66,854
Inventories	285,623	261,517
Prepaid expenses and other current assets	22,733	28,800

Total current assets	373,670	357,171
Property and equipment, net	148,782	139,673
Other assets	30,639	27,414

Total assets	$553,091	$524,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,924	$131,338
Accrued expenses and other current liabilities	69,213	64,875

Total current liabilities	199,137	196,213
Deferred rent	31,284	26,626
Other liabilities	37,732	37,018

Total liabilities	268,153	259,857

COMMITMENTS AND CONTINGENCIES (Notes 5 and 9)
Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 44,918,649 and 44,551,676 shares issued and outstanding, respectively	449	446
Additional paid-in capital	34,875	28,745
Retained earnings	250,046	235,471
Accumulated other comprehensive loss	(432)	(261)

Total shareholders’ equity	284,938	264,401

Total liabilities and shareholders’ equity	$553,091	$524,258

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Income

(In thousands, except for per share amounts)

	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
Net sales	$1,317,677	$1,263,571	$1,232,366
Cost of merchandise sold	930,941	896,218	889,736

Gross profit	386,736	367,353	342,630
Selling, general and administrative expenses	342,027	326,520	306,407

Operating income	44,709	40,833	36,223
Interest expense, net	266	265	225

Income before income taxes	44,443	40,568	35,998
Income tax expense	17,537	15,013	10,971

Net income	$26,906	$25,555	$25,027

Net income per share:
Basic	$0.60	$0.58	$0.57

Diluted	$0.59	$0.57	$0.57

Weighted-average shares outstanding:
Basic	43,850	43,053	42,639

Diluted	44,749	43,778	42,828

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
Net income	$26,906	$25,555	$25,027
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations (See Note 7):
Other comprehensive (loss) income before reclassifications	(181)	199	8,535
Amounts reclassified from accumulated other comprehensive income	10	9	(7,585)

Comprehensive income	$26,735	$25,763	$25,977

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 28, 2012	43,589	$436	$15,268	$235,386	$(1,419)	$249,671
Net income				25,027		25,027
Other comprehensive income, net of tax					950	950
Common shares issued under stock option plan	24	—	100			100
Common shares issued under employee stock purchase plan	64	1	370			371
Reacquired shares	(575)	(6)	(3,933)			(3,939)
Issuance of restricted stock, net	706	7	(7)			—
Share-based compensation			6,203			6,203
Tax deficiency from equity issuances			(510)			(510)
Cash dividends paid ($1.00 per share)				(43,839)		(43,839)

Balance at February 2, 2013	43,808	$438	$17,491	$216,574	$(469)	$234,034

Net income				25,555		25,555
Other comprehensive income, net of tax					208	208
Common shares issued under stock option plan	450	5	3,958			3,963
Tax withholding payment related to the net share settlement of equity awards			(23)			(23)
Common shares issued under employee stock purchase plan	83	1	692			693
Reacquired shares	(88)	(1)	(1,090)			(1,091)
Issuance of restricted stock, net	299	3	(3)			—
Share-based compensation			7,291			7,291
Tax benefit from equity issuances			429			429
Cash dividends paid ($0.15 per share)				(6,658)		(6,658)

Balance at February 1, 2014	44,552	$446	$28,745	$235,471	$(261)	$264,401

Net income				26,906		26,906
Other comprehensive income, net of tax					(171)	(171)
Common shares issued under stock option plan	27	—	116			116
Tax withholding payment related to the net share settlement of equity awards			(8)			(8)
Common shares issued under employee stock purchase plan	65	—	760			760
Reacquired shares	(320)	(3)	(4,141)			(4,144)
Issuance of restricted stock, net	595	6	(6)			—
Share-based compensation			7,596			7,596
Tax benefit from equity issuances			1,813			1,813
Cash dividends paid ($0.275 per share)				(12,295)		(12,295)
Cash dividends payable				(36)		(36)

Balance at January 31, 2015	44,919	$449	$34,875	$250,046	$(432)	$284,938

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	Year Ended	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Cash flows from operating activities:
Net income	$26,906	$25,555	$25,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,116	27,752	23,911
Share-based compensation	7,596	7,291	6,203
Store closing charges (benefits)	25	(50)	996
Impairment of property and other assets	1,480	2,210	523
Loss on disposal of property and equipment	319	701	1,324
Deferred income taxes	1,201	(666)	2,916
Tax benefit (deficiency) from equity issuances	1,813	429	(510)
Excess tax benefits from share-based compensation	(1,942)	(1,134)	(640)
Changes in assets and liabilities:
Inventories	(24,106)	(18,172)	(24,513)
Prepaid expenses and other current assets	5,096	(4,182)	11,836
Other assets	(3,114)	(708)	(4,137)
Accounts payable	(1,237)	189	24,909
Accrued expenses and other current liabilities	4,307	(1,465)	450
Other liabilities	4,971	2,316	3,044

Net cash provided by operating activities	52,431	40,066	71,339

Cash flows from investing activities:
Capital expenditures	(40,231)	(36,266)	(45,426)
Change in cash surrender value of life insurance	(111)	—	—

Net cash used in investing activities	(40,342)	(36,266)	(45,426)

Cash flows from financing activities:
Cash dividends paid	(12,295)	(6,658)	(43,839)
Capital lease payments	—	(2,197)	(6,066)
Excess tax benefits from share-based compensation	1,942	1,134	640
Proceeds from exercise of stock options and other	868	4,633	471
Repurchase of common stock	(4,144)	(1,091)	(3,939)

Net cash used in financing activities	(13,629)	(4,179)	(52,733)

Net decrease in cash and cash equivalents	(1,540)	(379)	(26,820)
Cash and cash equivalents at beginning of year	66,854	67,233	94,053

Cash and cash equivalents at end of year	$65,314	$66,854	$67,233

Supplemental disclosures of cash flow information:
Income taxes paid	$10,556	$17,167	$9,891
Property and equipment acquired through capital lease	—	—	1,912
Interest paid	345	273	323
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	2,293	2,500	—

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

1.	Summary of Significant Accounting Policies and Other Information

As of January 31, 2015 we operated a chain of 270 retail stores in 30 states and an Internet store that offers the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries, Stein Mart Buying Corp., Stein Mart Holding Corp. and Stein Mart Air, Inc.

Consolidation. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts have been eliminated in consolidation.

Fiscal Year End. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2014, 2013 and 2012 ended on January 31, 2015, February 1, 2014 and February 2, 2013, respectively. Fiscal 2014 and 2013 included 52 weeks. Fiscal 2012 included 53 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. Cash and cash equivalents include primarily investments in money market funds. The money market fund investments are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $53.7 million at January 31, 2015 and $56.2 million at February 1, 2014.

Also included in cash and cash equivalents are cash on hand in the stores, deposits with banks and amounts due from credit card transactions with settlement terms of five days or less. Credit and debit card receivables included within cash were $9.1 million and $8.3 million at January 31, 2015 and February 1, 2014, respectively.

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

Accounts Payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts in excess of cash balances in such accounts of approximately $26.0 million and $25.8 million at January 31, 2015 and February 1, 2014, respectively. The Company includes the change in book cash overdrafts in operating cash flows.

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

Comprehensive Income. Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of shareholders’ equity but are excluded from net income. Accumulated other comprehensive loss in 2014, 2013, and 2012 includes changes in postretirement benefits. See Note 7 for further discussion.

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

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

During the second quarter of 2012, we updated certain assumptions on our obligations for unused gift and merchandise return card balances. In 2014, 2013 and 2012, we recognized $1.1 million, $1.0 million and $3.0 million, respectively, of breakage income on unused gift and merchandise return cards. Breakage income is recognized when the likelihood of the card being redeemed by the customer is remote and we have determined that there is no legal obligation to remit card balances to relevant jurisdictions. We follow the Redemption Recognition Method to account for breakage of unused cards where breakage is recognized as cards are redeemed for the purchase of merchandise based upon a historical breakage rate over an estimated redemption period. Breakage income is recorded within selling, general and administrative expenses (“SG&A”) in the Consolidated Statements of Income.

Co-Brand and Private Label Credit Card Programs. We offer a co-branded credit card and a private label credit card under the Stein Mart brand. These cards are issued by a third-party bank, Synchrony Bank, formerly GE Capital Retail Bank. Synchrony Bank extends credit directly to cardholders and provides all servicing for the credit card accounts and bears all credit and fraud losses. Once a card is activated, the co-branded credit card customers are eligible to participate in the credit card rewards program, which provides for an incentive to cardholders in the form of reward certificates upon the cumulative purchase of an established amount. Stein Mart cardholders also receive special promotional offers and advance notice of in-store sales events. In 2014, 2013 and 2012, we recognized $4.8 million, $2.9 million and $2.3 million, respectively, of income from these programs which are recorded within SG&A in the Consolidated Statements of Income.

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

Advertising Expense. Advertising costs are expensed as incurred. Advertising expenses of $56.3 million, $54.0 million and $52.4 million are reflected in SG&A in the Consolidated Statements of Income for 2014, 2013 and 2012, respectively.

Income Taxes. We follow the guidance in ASC Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. See Note 6 for further discussion.

Share-Based Compensation. We follow the guidance in ASC Topic 718, Stock Compensation, to record share-based compensation. Pursuant to the guidance, we recognize expense in the financial statements for the fair values of all share-based payments to employees over the employees’ requisite service periods.

Earnings Per Share (“EPS”). We follow the guidance of ASC Topic 260, Earnings Per Share, which clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of net income per share, or EPS, under the two-class method. Our restricted stock awards in 2013 and prior are considered “participating securities” because they contain non-forfeitable rights to dividends. Under the two-class method, EPS is computed by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following table presents the calculation of basic and diluted EPS (shares in thousands):

	2014	2013	2012
Basic EPS:
Net income	$26,906	$25,555	$25,027
Income allocated to participating securities	511	677	781

Net income available to common shareholders	$26,395	$24,878	$24,246

Basic weighted-average shares outstanding	43,850	43,053	42,639

Basic EPS:	$0.60	$0.58	$0.57

Diluted EPS:
Net income	$26,906	$25,555	$25,027
Income allocated to participating securities	506	670	783

Net income available to common shareholders	$26,400	$24,885	$24,244

Basic weighted-average shares outstanding	43,850	43,053	42,639
Incremental shares from share-based compensation plans	899	725	189

Diluted weighted-average shares outstanding	44,749	43,778	42,828

Diluted EPS:	$0.59	$0.57	$0.57

Options to acquire shares and performance share awards totaling approximately 0.1 million, 0.2 million and 1.2 million shares of common stock that were outstanding during 2014, 2013 and 2012, respectively, were not included in the computation of diluted EPS as they had exercise prices greater than the average market price of the common shares. Inclusion of these shares would have been anti-dilutive.

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

SG&A includes store operating expenses, such as payroll and benefit costs, advertising, store supplies, depreciation and other direct selling costs, and costs associated with our corporate functions.

Change in Accounting Estimate

During the fourth quarter of 2013, we refined our estimation of the buying and distribution costs allocated to inventories. This change lowered the percentage of expenses allocated to inventory purchases. The decrease in inventories resulted in a $5.0 million pretax non-cash charge ($3.1 million after-tax or $0.07 per diluted share), comprised of a $15.0 million increase in SG&A and a $10.0 million increase in gross profit.

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

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

In 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period for public business entities. The Company has the option to apply the provisions of ASU No. 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

In 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. ASU No. 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU No. 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of ASU No. 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements.

Reclassifications

We have made certain reclassifications in the Consolidated Balance Sheets related to the difference between the amount charged to rent expense and the rent paid as well as construction allowances and other lease incentives which were presented in other liabilities and have been reclassified to deferred rent.

2.	Property and Equipment, Net

Property and equipment, net consists of the following:

	January 31,	February 1,
	2015	2014
Fixtures, equipment and software	$215,662	$199,362
Leasehold improvements	99,766	92,591

	315,428	291,953
Accumulated depreciation and amortization	(166,646)	(152,280)

Property and equipment, net	$148,782	$139,673

During 2014, 2013 and 2012, we recorded asset impairment charges in SG&A of $1.5 million, $2.2 million and $0.5 million, respectively, to reduce the carrying value of fixtures, equipment and leasehold improvements held for use and certain other assets in under-performing or closing stores to their respective estimated fair value. The 2013 impairment charges also included write-off of certain information technology assets that were replaced.

Store assets are considered Level 3 assets in the fair value hierarchy as the inputs for calculating the fair value of these assets are based on the best information available, including prices for similar assets. In 2014, store assets with a carrying value of $1.5 million were written down to their fair value of $0. In 2013, store and information technology assets with a carrying value of $1.2 million and $1.0 million were written down to their fair value of $0 and $0, respectively. In 2012, store assets with a carrying value of $0.5 million were written down to their fair value of $0.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

3.	Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows:

	January 31,	February 1,
	2015	2014
Compensation and employee benefits	$12,519	$14,305
Unredeemed gift and merchandise return cards	10,614	9,517
Property taxes	12,805	11,528
Accrued vacation	7,241	6,976
Other	26,034	22,549

Accrued expenses and other current liabilities	$69,213	$64,875

4.	Revolving Credit Agreement

In 2011, we entered into an amended and restated revolving credit agreement (the “Prior Credit Agreement”) with Wells Fargo Bank, N.A. The Prior Credit Agreement provided for a $100 million senior secured revolving credit facility which could be increased to $150 million. The Prior Credit Agreement matured on February 28, 2017. Borrowings under the Prior Credit Agreement were based on and collateralized by eligible credit card receivables and inventory. Proceeds could be used for general corporate purposes, including issuing standby and commercial letters of credit.

Borrowings under the Prior Credit Agreement shall be either Base Rate Loans or LIBO Rate Loans (all terms as defined in the Prior Credit Agreement). Base Rate Loans bear interest equal to the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the Adjusted LIBO Rate plus one percent (1.00%), or (c) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate”, plus the Applicable Margin. LIBO Rate Loans shall bear interest equal to the Adjusted LIBO Rate plus the Applicable Margin. The Adjusted LIBO Rate with respect to any LIBO Rate Loan is the interest rate per annum equal to the LIBO Rate for such Interest Period multiplied by the Statutory Reserve Rate. The Adjusted LIBO Rate with respect to any Base Rate Loan is the interest rate per annum equal to the LIBO Rate for an Interest Period commencing on the date of such calculation and ending on the date that is thirty (30) days thereafter multiplied by the Statutory Reserve Rate. The Applicable Margin is based upon a pricing grid depending on the Average Daily Availability.

The total amount available under the Prior Credit Agreement is the lesser of $100 million or 90% of eligible credit card receivables and inventories less reserves. The net amount available for borrowing at January 31, 2015 was $93.4 million and represents the capped borrowing base of $100 million reduced by outstanding letters of credit of $6.6 million. The Prior Credit Agreement contains customary affirmative and negative covenants, including limitations on granting of liens, certain investments, additional indebtedness, prepayments on indebtedness and disposition of inventory. We had no direct borrowings at January 31, 2015.

On February 3, 2015, we entered into a $250 million second amended and restated credit agreement with Wells Fargo Bank and a $25 million master loan agreement with Wells Fargo Equipment Finance, Inc. See Note 13 for further discussion.

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

Rent expense is as follows:

	2014	2013	2012
Minimum rentals	$79,054	$73,594	$71,260
Contingent rentals	877	1,013	981

Rent expense	$79,931	$74,607	$72,241

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

At January 31, 2015, future contractual minimum lease payments under operating leases are:

2015	$85,363
2016	78,245
2017	64,393
2018	50,889
2019	39,993
Thereafter	108,435

Total	$427,318

6.	Income Taxes

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

	January 31,	February 1,
	2015	2014
Deferred income tax assets:
Employee benefit expense	$13,648	$12,946
Deferred rents	11,888	10,118
Net operating loss carryforwards	177	733
Other	5,679	6,544

Total deferred income tax assets	$31,392	$30,341

Deferred income tax liabilities:
Property and equipment	$(33,681)	$(31,543)
Inventory	(2,652)	(2,478)
Other	(1,281)	(1,264)

Total deferred income tax liabilities	(37,614)	(35,285)

Net deferred income tax liabilities	$(6,222)	$(4,944)

As of January 31, 2015, the Company had net operating losses (“NOL”) carryforwards for state income tax purposes of $3.6 million that will begin to expire in 2016.

Deferred tax assets (liabilities) are reflected on the Consolidated Balance Sheets as follows:

	January 31,	February 1,
	2015	2014
Current deferred tax assets (included in other current assets)	$3,393	$4,364
Non-current deferred tax liabilities (included in other liabilities)	(9,615)	(9,308)

Net deferred tax liability	$(6,222)	$(4,944)

The components of income tax expense (benefit) are as follows:

	2014	2013	2012
Current:
Federal	$15,475	$14,466	$7,358
State	861	1,213	697

	16,336	15,679	8,055

Deferred:
Federal	499	(597)	2,512
State	702	(69)	404

	1,201	(666)	2,916

Income tax expense	$17,537	$15,013	$10,971

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

During 2014, 2013 and 2012, we realized tax benefits (deficiencies) of $1.8 million, $0.4 million and $(0.5) million, respectively, related to share-based compensation plans that were recorded to additional paid-in-capital. Income tax expense differs from the amount of income tax determined by applying the statutory U.S. corporate tax rate to pre-tax amounts due to the following items:

	2014	2013	2012
Federal tax at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.8%	2.8%	2.1%
Permanent differences and other	0.7%	(0.8)%	(6.6)%

Effective tax rate	39.5%	37.0%	30.5%

For 2014, the effective tax rate (“ETR”) was negatively impacted by permanent differences which relate primarily to non-recurring non-deductible expenses. The ETR for 2013 reflects a benefit for a change in state effective tax rate. For 2012, the ETR was positively impacted by the favorable permanent differences which related primarily to the non-taxable income recognized related to a settlement gain from post-retirement life insurance benefits described in Note 7.

The following is a reconciliation of the change in the amount of unrecognized tax benefits from January 29, 2012 to January 31, 2015:

	2014	2013	2012
Beginning balance	$468	$631	$1,476
Decreases due to:
Tax positions taken in prior years	—	—	(765)
Lapse of statute of limitations	(127)	(163)	(80)

Ending balance	$341	$468	$631

As of January 31, 2015, there were no unrecognized tax benefits (“UTBs”) that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to UTBs in income tax expense. During the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, the amount of interest and penalties related to UTBs was insignificant. The total amount of accrued interest and accrued penalties related to UTBs as of January 31, 2015 and February 1, 2014 was also insignificant.

UTBs decreased in 2014, 2013 and 2012 due to tax positions taken and lapse of statute of limitations.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the tax years 2011 through 2013. The Company’s state tax returns are open to audit under similar statute of limitations for the tax years 2009 through 2013.

7.	Employee Benefit Plans

We have a defined contribution retirement plan (a 401(k) plan) covering employees who are at least 21 years of age, have completed at least one year of service and who work at least 1,000 hours annually. Under the profit sharing portion of the plan, we can make discretionary contributions which vest at a rate of 20 percent per year after two years of service. During 2014, 2013 and 2012, we matched 50 percent of an employee’s voluntary pre-tax contributions up to a maximum of four percent of an employee’s compensation. Our matching portion vests in accordance with the plan’s vesting schedule. Our contributions to the retirement plan, net of forfeitures, were $1.8 million for 2014, $1.5 million for 2013 and $1.2 million for 2012, included in SG&A.

We have an executive deferral plan providing officers, key executives and director-level employees with the opportunity to defer receipt of salary, bonus and other compensation. The plan allows for Company discretionary contributions. During 2014, we matched contributions up to 10 percent of salary and bonuses deferred at a rate of 75 percent for officers and key executives and a rate of 37.5 percent for directors. During 2013 and 2012, we matched contributions up to 10 percent of salary and bonuses deferred at a rate of 100 percent for officers and key executives and a rate of 50 percent for directors. In addition, during 2012, we made an additional discretionary contribution totaling $6.7 million related to the curtailment and settlement of the split dollar retirement benefit described below.

Matching contributions and related investment earnings for the executive deferral plan vest at 20 percent per year in each of years four through eight, at which time a participant is fully vested. The additional discretionary contribution made in 2012 and related investment earnings cliff vest at age 62. The executive deferral plan liability was $13.6 million and $12.5 million at January 31, 2015 and February 1, 2014, respectively, and is included in other liabilities in the Consolidated Balance Sheets. The expense for this plan, net of forfeitures, was $0.1 million, $0.6 million and $6.9 million in 2014, 2013 and 2012, respectively.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

We provide an executive split-dollar life insurance benefit which provides officers, key executives and director-level employees with pre-retirement life insurance benefits based upon three to five times the current annual compensation. Effective December 31, 2012, active employees and substantially all retirees were no longer eligible for the post-retirement life insurance benefit of one-half to two and one-half times final base salary through an agreement between the Company and the insureds resulting in a curtailment and settlement of plan benefits as detailed below. In addition to the discretionary contribution to the executive deferral plan described above, we made cash payments to retirees totaling $1.6 million as a result of this change. The gain due to settlement of the post-retirement benefit of $7.7 million was more than offset by the cost of payments to retirees and executive deferral plan contributions. The curtailment and settlement resulted in a remeasurement of the benefit obligation on December 31, 2012 using a discount rate of 3.8%. The discount rate used to determine the benefit obligation was 3.45% and 4.5% as of January 31, 2015 and February 1, 2014, respectively.

The post-retirement benefit obligations included in other liabilities in the Consolidated Balance Sheets were $1.8 million and $1.7 million for 2014 and 2013, respectively.

The net periodic post-retirement benefit costs for 2014 and 2013 were insignificant. The following reflects the components of net periodic post-retirement benefit income for 2012:

2012
Service cost	$790
Interest cost	404
Amortization of loss	93
Gain due to settlement	(7,680)

Net periodic post-retirement benefit income	$(6,393)

Amounts included in accumulated other comprehensive loss consisted of:

	January 31,	February 1,
	2015	2014
Total net actuarial loss	$118	$79

In connection with the executive deferral and executive split-dollar life insurance plans, whole life insurance contracts were purchased on the related participants. At January 31, 2015 and February 1, 2014, the cash surrender value of these policies was $18.5 million and $18.4 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

We have a noncontributory executive retiree medical plan wherein eligible retired executives may continue their pre-retirement medical, dental and vision benefits through age 65. The postretirement benefit liability was $0.7 million at January 31, 2015 and $0.5 million at February 1, 2014. Accumulated other comprehensive loss on the Consolidated Balance Sheets includes $0.2 million for this plan at January 31, 2015 and February 1, 2014. The expense recorded in net income for 2014, 2013 and 2012 was insignificant.

8.	Shareholders’ Equity

Dividend

In 2014, we paid a quarterly dividend of $0.05 per common share on April 18, 2014 and a quarterly dividend of $0.075 per common share on July 18, 2014, October 17, 2014 and January 16, 2015. In 2013, we paid a quarterly dividend of $0.05 per common share on July 19, 2013, October 18, 2013 and January 17, 2014. In 2012, we paid a special cash dividend of $1.00 per common share on December 24, 2012.

On February 4, 2015, the Company announced that its Board of Directors declared a special cash dividend of $5.00 per common share which was paid on February 27, 2015. See Note 13 for further discussion.

Stock Repurchase Plan

During 2014, 2013 and 2012, we repurchased 320,081 shares, 87,742 shares and 574,686 shares of our common stock in the open market at a total cost of $4.1 million, $1.1 million and $3.9 million, respectively. Stock repurchases for taxes due on the vesting of employee stock awards during 2014, 2013 and 2012 included 216,729, 87,742 and 123,770 shares, respectively, purchased on the open market under a Board of Directors authorized plan. As of January 31, 2015, there are 483,110 shares which can be repurchased pursuant to the Board of Directors’ current authorization.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “Stock Purchase Plan”) whereby all employees who complete six months of employment and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan may purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s stock determined at either the beginning or the end of each semi-annual option period. Shares eligible under the Stock Purchase Plan, which is effective for the years 1997 through 2015, are limited to 2.8 million shares in the aggregate, with no more than 200,000 shares being made available in each calendar year, excluding carryover from previous years. In 2014, 2013 and 2012, the participants acquired 64,839 shares, 82,705 shares and 64,170 shares of common stock at weighted-average per share prices of $11.72, $8.38 and $5.79, respectively. The fair value of Stock Purchase Plan shares was estimated using the Black-Scholes call option value method with the following weighted-average assumptions for 2014: expected volatility of 36.2%, expected dividend yield of 1.8%, a risk-free interest rate of 0.1%, a present-value discount factor of 1.0% and an expected term of six months. Share-based compensation expense for the Stock Purchase Plan was $0.2 million, $0.2 million and $0.1 million in 2014, 2013 and 2012, respectively.

Omnibus Plan

Our Omnibus Plan provides that shares of common stock may be granted to certain Key Employees, Non-Employee Directors, and Advisor Participants, as defined, through non-qualified stock options, incentive stock options, stock appreciation rights, performance awards, restricted stock, or any other award made under the terms of the plan. The Board of Directors, or a committee to which it delegates authority, determines the exercise price and all other terms of all grants. The shares will be issued from authorized and unissued shares of our common stock. Expired and forfeited awards become available for re-issuance. Vesting and exercise are contingent on continued employment.

The following table presents the number of awards authorized and available for grant under the Omnibus Plan at January 31, 2015 (shares in thousands):

Shares
Total awards authorized	10,500
Awards available for grant	3,749

Stock Options

In accordance with the Omnibus Plan, the exercise price of an option cannot be less than the fair value on the grant date. In general, for awards granted prior to 2014, one-third of the awards vest on each of the third, fourth and fifth anniversary dates of grant. Awards granted during 2014 generally vest monthly in equal amounts over a five-year period. The awards expire seven to ten years after the date of grant.

A summary of stock option information for the year ended January 31, 2015 is as follows (shares in thousands):

		Weighted-	Weighted-Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at February 1, 2014	857	$7.20
Granted	109	12.19
Exercised	(44)	7.43
Cancelled or forfeited	(45)	13.30

Outstanding at January 31, 2015	877	$7.50	6.5 years	$5,498

Exercisable stock options at January 31, 2015	545	$6.82	6.2 years	$3,785

The aggregate intrinsic value in the table above represents the excess of our closing stock price on January 31, 2015 ($13.76 per share) over the exercise price, multiplied by the applicable number of in-the-money options. This amount changes based on the fair market value of our common stock. There were 0.9 million in-the-money options outstanding at January 31, 2015. The total number of in-the-money options exercisable at January 31, 2015 was 0.5 million.

As of January 31, 2015, there was $0.5 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 0.5 years using the mid-point method. The weighted-average grant-date fair value of options granted was $4.57, $7.39 and $3.93 during 2014, 2013, and 2012, respectively. The total intrinsic value of stock options exercised was $0.3 million, $2.3 million and $0.1 million during 2014, 2013 and 2012, respectively. The total tax benefit realized from the exercise of stock options was $0.1 million, $0.5 million and $0 during 2014, 2013 and 2012, respectively.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The fair value of each stock option granted during 2014, 2013 and 2012 was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	2014	2013	2012
Expected term	4.4 - 5.3 years	5.2 years	4.1-5.3 years
Risk-free interest rate	1.5% to 1.8%	1.8%	0.9%
Volatility	43.6% - 52.9%	64.4%	62.9% - 70.8%
Dividend yield	2.2% - 2.5%	1.4%	0%

The expected volatility is based on the historical volatility of our stock price over assumed expected terms. The risk-free interest rate is estimated from yields of U.S. Treasury instruments of varying maturities with terms consistent with the expected terms of the options. The expected term of an option is calculated from a lattice model using historical employee exercise data.

In December 2012, as a result of paying a special cash dividend, all outstanding stock options were modified to decrease the exercise price and increase the number of options in order to maintain the original grant fair value. No incremental stock compensation expense resulted from the modification. See Note 13 regarding the February 2015 special cash dividend discussion.

Restricted Stock and Performance Share Awards

We have issued restricted stock and performance share awards to eligible Key Employees, Non-Employee Directors, and Advisor Participants, as defined in the Omnibus Plan. All restricted stock awards have restriction periods tied primarily to employment, and all performance share awards have vesting tied to market-based performance and service. Shares awarded under the Omnibus Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. Vesting for most awards is based on the service period and vesting generally occurs between two and three years following the date of grant. Unvested shares are forfeited upon termination of employment. The total value of share-based compensation expense for restricted stock is based on the closing price of our common stock on the date of grant. The fair value of the market-based performance share awards was determined using a Monte-Carlo simulation model. Performance share awards provide the right to receive a share award at the end of a specified period in which a performance goal based on total shareholder return has been established.

The following table summarizes non-vested stock activity for the years ended February 1, 2014 and January 31, 2015, respectively (shares in thousands):

	Restricted Stock Awards		Performance Share Awards
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at February 1, 2014	955	$8.54	1,023	$10.09
Granted	309	13.39	603	15.92
Vested	(426)	6.69	(1,028)	8.32
Cancelled or forfeited	(100)	8.82	(58)	10.04

Non-vested at January 31, 2015	738	$11.59	540	$15.28

Total unrecognized compensation cost	$5,149		$4,923
Weighted-average expected life remaining	1.1 years		0.9 years

The total fair value of restricted stock vested was $2.9 million, $2.8 million and $2.3 million 2014, 2013, and 2012, respectively. The total fair value of performance awards vested was $8.6 million, $0 and $2.6 million during 2014, 2013 and 2012, respectively.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Share-Based Compensation Expense

For the years ended January 31, 2015, February 1, 2014 and February 2, 2013, share-based compensation expense was recorded as follows:

	2014	2013	2012
Cost of merchandise sold	$2,765	$2,548	$3,275
Selling, general and administrative expenses	4,831	4,743	2,928

Total share-based compensation expense	$7,596	$7,291	$6,203

The total tax benefit recognized in the Consolidated Statements of Income related to share-based compensation expense was $2.9 million, $2.8 million and $2.4 million for 2014, 2013 and 2012, respectively. As a result of the special cash dividend payments to holders of unvested restricted stock in December 2012, we recognized $0.6 million of additional share-based compensation expense in fiscal 2012.

9.	Commitments and Contingencies

On July 24, 2013, the Securities and Exchange Commission (the “SEC”) informed us that it was conducting an investigation of the Company and made a request for voluntary production of documents and information. The request is focused on our restatement of 2012 and prior financial statements and our 2013 change in auditors. We are cooperating fully with the SEC in this matter. We have recognized $4.1 million and $1.9 million of expenses related to the SEC investigation during 2014 and 2013, net of expected insurance recoveries, respectively. A protracted investigation could impose substantial costs and distractions, regardless of its outcome. There can be no assurance that any final resolution of this investigation will not have a material and adverse effect on the Company’s financial condition and results of operations.

We are involved in various routine legal proceedings incidental to the conduct of our business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

10.	Store Closing Charges

We close under-performing stores in the normal course of business. We closed three stores in 2014 and 2013 and five stores in 2012 incurring lease termination and severance costs. Lease termination costs are net of estimated sublease income that could reasonably be obtained for the properties. During 2014, 2013 and 2012, we recorded net charges of $1.0 million, $0.1 million and $1.0 million, respectively, for store closing charges, including adjustments to previously recorded store closing reserves for changes in estimated sublease income. Store closing charges are included in SG&A in the Consolidated Statements of Income.

The following tables show the activity in the store closing reserve:

	Lease-	Severance
	Related	and Other	Total
Balance at January 28, 2012	$3,092	$—	$3,092
Charges	782	271	1,053
Payments	(1,781)	(233)	(2,014)

Balance at February 2, 2013	2,093	38	2,131
Charges	(56)	161	105
Payments	(2,002)	(130)	(2,132)

Balance at February 1, 2014	35	69	104
Charges	1,385	47	1,432
Payments	(1,365)	(64)	(1,429)

Balance at January 31, 2015	$55	$52	$107

The store closing reserve at January 31, 2015, February 1, 2014 and February 2, 2013 includes a current portion (in accrued expenses and other current liabilities) of $0.1 million, $0.1 million and $1.2 million, respectively, and a long-term portion (in other liabilities) of $0, $0 and $0.9 million, respectively.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

11.	Quarterly Results of Operations (Unaudited)

	Year Ended January 31, 2015
	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended
	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
Net sales	$328,854	$298,157	$303,667	$386,999
Gross profit	104,326	84,244	84,561	113,605
Net income	14,075	1,737	(1,211)	12,305
Basic net income per share	$0.31	$0.04	$(0.03)	$0.28
Diluted net income per share	$0.31	$0.04	$(0.03)	$0.27
Weighted-average shares outstanding:
Basic	43,829	43,814	43,857	43,898
Diluted	44,456	44,704	43,857	45,004

	Year Ended February 1, 2014
	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended
	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
Net sales	$321,364	$290,969	$290,453	$360,785
Gross profit	97,945	80,316	77,765	111,327
Net income	14,692	3,414	28	7,421
Basic net income per share	$0.34	$0.08	$0.00	$0.17
Diluted net income per share	$0.33	$0.08	$0.00	$0.16
Weighted-average shares outstanding:
Basic	42,814	42,931	43,102	43,367
Diluted	43,262	43,707	43,924	44,220

The sum of the quarterly net income per share amounts may not equal the annual amount because income per share is calculated independently for each quarter.

12.	Related Party Transactions

One of our directors is the majority shareholder of the legal firm that is the Company’s general counsel. We believe amounts paid for these services are competitive with amounts that would be paid to a third party for similar services. Legal fees associated with these services were $0.2 million in 2014, 2013 and 2012. In addition, the director also participated in our 2014, 2013 and 2012 Incentive Plans related to his role as general counsel to the Company.

We leased three locations in 2014, 2013 and 2012 from a company for which one of our former directors is Chairman and Chief Executive Officer. This former director did not stand for reelection at the June 2014 annual meeting. We paid approximately $0.3 million in base rent through June 2014 and $0.8 million in 2013 and 2012, respectively. We believe amounts paid for leased space and other lease-related services are competitive with amounts that would be paid to a third party to lease similar space.

One of our directors, as a private investor, indirectly owned a minority interest through September 5, 2014 in the entity which operates a secure location for and maintains certain of our data processing equipment. On September 5, 2014 the entity was sold and the director and his family no longer own indirect interests. Expenses through September 5, 2014 associated with this service were $0.3 million, $0.4 million and $0.3 million in 2014, 2013 and 2012, respectively. We entered this facility prior to our director’s investment. We believe amounts paid were competitive with amounts that would be paid to others for similar services.

The Company’s Chairman and Chief Executive Officer had a personal interest in a NetJets aircraft. Effective June 2, 2014, a subsidiary of the Company purchased an undivided 3.125% interest in a NetJets aircraft, and our Chairman and Chief Executive Officer contributed his personal NetJets contract to the Company’s subsidiary, which the subsidiary utilized as trade-in credit with NetJets in the amount of $0.1 million. The Company reimbursed the Chairman and Chief Executive Officer for the value of his NetJets contract.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

13.	Subsequent Events

Credit Facilities

On February 3, 2015, we entered into a secured $250 million second amended and restated credit agreement with Wells Fargo Bank (the “New Credit Agreement”) that will mature in February 2020 and a secured $25 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan” and, together with the New Credit Agreement, the “Credit Facilities”) that will mature in February 2018. The Credit Facilities replace the Company’s former $100 million senior secured revolving credit facility which was set to mature on February 28, 2017. Borrowings under the Credit Facilities were initially used for a special dividend, but subsequently may be used for working capital, capital expenditures and other general corporate purposes.

The Credit Facilities contain customary representations and warranties, affirmative and negative covenants (including, in the New Credit Agreement, the requirement of a 1 to 1 consolidated fixed charge coverage ratio upon the occurrence and during the continuance of any Covenant Compliance Event, as defined in the New Credit Agreement), and events of default for facilities of this type, and are cross-collateralized and cross-defaulted. Collateral for the Credit Facilities consist of substantially all of our personal property. Wells Fargo Bank has a first lien on all collateral other than equipment, and Wells Fargo Equipment Finance has a first lien on equipment.

Borrowings under the New Credit Agreement shall be either Base Rate Loans or LIBO Rate Loans. LIBO Rate Loans bear interest equal to the Adjusted LIBO Rate plus the Applicable Margin (125 to 175 basis points) depending on the Quarterly Average Excess Availability. Base Rate Loans bear interest equal to the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the Adjusted LIBO Rate plus one percent (1.00%), or (c) the Wells Fargo “prime rate,” plus the Applicable Margin (25 to 75 basis points). The total amount available under the New Credit Agreement is the lesser of the Aggregate Commitment or 100% of eligible credit card receivables and the Net Recovery Percentage of inventories less reserves.

Borrowings under the Equipment Term Loan shall be LIBO Rate plus 2%.

Special Dividend

On February 4, 2015, the Company announced that its Board of Directors declared a special cash dividend of $5.00 per common share which was paid on February 27, 2015. The payment made in connection with this dividend was approximately $226 million, and was funded by existing cash and initial borrowings of $185 million under our $275 million Credit Facilities. This dividend will reduce retained earnings in the first quarter of 2015. The corresponding decrease in cash and increase in debt will also be reflected at that same time.

As a result of the special cash dividend, all outstanding stock options and performance share awards will be modified during 2015 so that they retain the same fair value. No incremental compensation expense is expected to result from this modification.

EXHIBIT INDEX

3.1	Articles of Incorporation of Stein Mart, Inc., incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

3.2	Bylaws of Stein Mart, Inc., amended January 21, 2014, incorporated by reference to the Company’s Form 8-K filed January 23, 2014

4.1	Form of stock certificate for Common Stock, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

4.2	Amended and Restated Stein Mart, Inc. Employee Stock Purchase Plan, incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 26, 2009

10.1*	Form of Director’s and Officer’s Indemnification Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.2*	Stein Mart, Inc. 2001 Omnibus Plan as Amended and Restated Effective June 14, 2011, incorporated by reference to the Company’s Form 8-K filed on June 15, 2011

10.3*	Form of Option Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 1, 2014

10.4	Form of Option Award Agreement for Non-Employee Directors, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 1, 2014

10.5*	Form of Restricted Share Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 1, 2014

10.6*	Form of Performance Share Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 1, 2014

10.7*	Form of Restricted Share Award for Non-Employee Directors, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 1, 2014

10.8*	Profit Sharing Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.9*	PPO Executive Plan for Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 1, 2010

10.10*	Director Stock Option Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.11*	Executive Split Dollar Agreement, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 1, 2000

10.12*	Form of Letter Agreement Amendment to Split Dollar Agreement, incorporated by reference to the Company’s Form 8-K filed December 13, 2012

10.13*	Executive Deferral Plan, amended November 1, 2002, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

10.14*	Amended and Restated Executive Deferral Plan effective January 1, 2008, incorporated by reference to the Company’s Form 10-K for the year ended February 2, 2013

10.15*	Employment Agreement, dated March 1, 2014, between Stein Mart, Inc. and Brian R. Morrow, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 1, 2014

10.16*	Employment Agreement, dated May 1, 2014, between Stein Mart, Inc. and Gary L. Pierce, incorporated by reference to the Company’s Form 8-K filed on May 1, 2014

10.17*	Amendment to Employment Agreement, dated May 5, 2014, between Stein Mart, Inc. and Gary L. Pierce, incorporated by reference to the Company’s Form 8-K filed on May 7, 2014

10.18*	Employment Agreement, dated July 31, 2013, between Stein Mart, Inc. and Gregory W. Kleffner, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 1, 2014

10.19*	Employment Agreement, dated September 15, 2013, between Stein Mart, Inc. and David H. Hawkins, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 1, 2014

10.20	Second Amended and Restated Credit Agreement dated February 3, 2015, by and among Stein Mart, Inc., as lead borrower, the other borrowers and guarantors named therein, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, a Lender, Swing Line Lender, LC Issuer, Sole Lead Arranger and Sole Bookrunner, incorporated by reference to the Company’s Form 8-K filed on February 4, 2015

10.21	Master Loan Agreement No. 0220792 dated February 3, 2015, by and among Stein Mart, Inc. and Stein Mart Buying Corp., as Borrowers, Wells Fargo Equipment Finance, Inc., as Lender, and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to the Company’s Form 8-K filed on February 4, 2015

10.22	Amended and Restated Supply Agreement, dated May 30, 2006, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 8-K filed on June 5, 2006

10.23	First Amendment to Amended and Restated Supply Agreement, dated August 26, 2008, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 1, 2008

10.24	Second Amendment to Amended and Restated Supply Agreement, dated February 23, 2012, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended April 28, 2012

10.25	Third Amendment to Amended and Restated Supply Agreement, dated as of September 10, 2013, between DSW Leased Business Division aka Affiliated Business Group and Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 3, 2014

10.26	Fourth Amendment to Amended and Restated Supply Agreement, dated as of July 31, 2014, between DSW Leased Business Division aka Affiliated Business Group and Stein Mart, Inc. (filed herein)

10.27+	Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement by and between Stein Mart, Inc. and GE Capital Retail Bank, dated as of October 3, 2011, incorporated by reference to the Company’s Amendment No. 1 to Form 10-Q for the quarterly period ended October 29, 2011

10.28	Law Firm Engagement Agreement with Stein Mart, Inc. dated June 8, 2011, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended April 30, 2011

10.29	Renewal of Law Firm Agreement between the Company and Kirschner & Legler, P.A., dated April 1, 2013, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 2, 2013

10.30	Renewal of Law Firm Agreement between the Company and Kirschner & Legler, P.A., dated April 1, 2015 (filed herein)

21	Subsidiaries of the Company (filed herein)

23.1	Consent of PricewaterhouseCoopers LLP (filed herein)

23.2	Consent of KPMG LLP (filed herein)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

101	Interactive data files from Stein Mart, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*	Management contract or compensatory plan or arrangements.
+	Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities Exchange Commission pursuant to a request for confidential treatment.