Form 10-Q
period 2015-05-02
STEIN MART INC
filed 2015-06-04
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

The number of shares outstanding of the Registrant’s common stock as of May 22, 2015 was 45,394,926.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	May 2, 2015	January 31, 2015	May 3, 2014
ASSETS
Current assets:
Cash and cash equivalents	$17,190	$65,314	$88,311
Inventories	302,781	285,623	295,190
Prepaid expenses and other current assets	28,342	22,733	25,396

Total current assets	348,313	373,670	408,897
Property and equipment, net of accumulated depreciation and amortization of $173,800, $166,646 and $157,464, respectively	149,254	148,782	143,610
Other assets	30,889	30,639	28,202

Total assets	$528,456	$553,091	$580,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164,092	$129,924	$178,295
Current portion of debt	6,667	—	—
Accrued expenses and other current liabilities	67,219	69,213	62,255

Total current liabilities	237,978	199,137	240,550
Long-term debt	145,777	—	—
Deferred rent	33,654	31,284	31,187
Other liabilities	40,296	37,732	36,646

Total liabilities	457,705	268,153	308,383

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock—$.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock—$.01 par value; 100,000,000 shares authorized; 45,395,851, 44,918,649 and 44,727,231 shares issued and outstanding, respectively	454	449	447
Additional paid-in capital	37,476	34,875	28,186
Retained earnings	33,249	250,046	243,951
Accumulated other comprehensive loss	(428)	(432)	(258)

Total shareholders’ equity	70,751	284,938	272,326

Total liabilities and shareholders’ equity	$528,456	$553,091	$580,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended	13 Weeks Ended
	May 2, 2015	May 3, 2014
Net sales	$353,521	$328,854
Cost of merchandise sold	245,141	224,528

Gross profit	108,380	104,326
Selling, general and administrative expenses	85,622	81,229

Operating income	22,758	23,097
Interest expense, net	686	65

Income before income taxes	22,072	23,032
Income tax expense	8,508	8,957

Net income	$13,564	$14,075

Earnings per common share:
Basic	$0.30	$0.31

Diluted	$0.29	$0.31

Weighted-average shares outstanding:
Basic	44,612	43,829

Diluted	45,766	44,456

Dividends declared per common share	$5.075	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	13 Weeks Ended	13 Weeks Ended
	May 2, 2015	May 3, 2014
Net income	$13,564	$14,075
Other comprehensive income, net of tax:
Amounts reclassified from accumulated other comprehensive income	4	3

Comprehensive income	$13,568	$14,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 31, 2015	44,919	$449	$34,875	$250,046	$(432)	$284,938
Net income				13,564		13,564
Other comprehensive income, net of tax					4	4
Common shares issued under stock option plan	22	—	63			63
Reacquired shares	(190)	(2)	(2,960)			(2,962)
Issuance of restricted stock, net	645	7	(7)			—
Share-based compensation			1,783			1,783
Tax benefit from equity issuances			3,722			3,722
Cash dividends paid ($5.075 per share)				(228,825)		(228,825)
Cash dividends payable				(1,536)		(1,536)

Balance at May 2, 2015	45,396	$454	$37,476	$33,249	$(428)	$70,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	13 Weeks Ended	13 Weeks Ended
	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net income	$13,564	$14,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,223	6,991
Share-based compensation	1,783	1,369
Store closing charges (benefits)	51	(46)
Loss on disposal of property and equipment	1	59
Deferred income taxes	(100)	4,175
Tax benefit from equity issuances	3,722	662
Excess tax benefits from share-based compensation	(3,723)	(688)
Changes in assets and liabilities:
Inventories	(17,158)	(33,673)
Prepaid expenses and other current assets	(5,156)	(960)
Other assets	29	(788)
Accounts payable	33,231	46,881
Accrued expenses and other current liabilities	(2,111)	(8,107)
Other liabilities	3,178	4,889

Net cash provided by operating activities	34,534	34,839

Cash flows from investing activities:
Net acquisition of property and equipment	(7,085)	(9,241)

Net cash used in investing activities	(7,085)	(9,241)

Cash flows from financing activities:
Proceeds from borrowings	267,200	—
Repayments of debt	(114,756)	—
Debt issuance costs	(369)	—
Cash dividends paid	(228,825)	(2,240)
Excess tax benefits from share-based compensation	3,723	688
Proceeds from exercise of stock options and other	63	52
Repurchase of common stock	(2,609)	(2,641)

Net cash used in financing activities	(75,573)	(4,141)

Net (decrease) increase in cash and cash equivalents	(48,124)	21,457
Cash and cash equivalents at beginning of year	65,314	66,854

Cash and cash equivalents at end of year	$17,190	$88,311

Supplemental disclosures of cash flow information:
Income taxes paid	$—	$113
Interest paid	557	55
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	2,904	1,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEIN MART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair statement have been included. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our annual report on Form 10-K for the year ended January 31, 2015.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 states that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation will result in debt issuance cost being presented the same way debt discounts have historically been handled. ASU No. 2015-03 does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company expects this new guidance will reduce total assets and total long-term debt on its consolidated balance sheets by amounts classified as deferred debt issuance costs, but does not expect this update to have any other effect on its consolidated financial statements.

2. Fair Value Measurements

We have historically had money market fund investments classified as cash equivalents, which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $53.7 million at January 31, 2015 and $20.2 million at May 3, 2014. We did not have money market fund investments at May 2, 2015.

As the Company’s primary debt obligations are variable rate, there are no significant differences between the estimated fair value (Level 2 measurements) and the carrying value of the Company’s debt obligations at May 2, 2015. The Company did not have outstanding debt at January 31, 2015 and May 3, 2014.

3. Debt

On February 3, 2015, we entered into a $250 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank (the “Credit Agreement”) that will mature in February 2020 and a secured $25 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan” and, together with the Credit Agreement, the “Credit Facilities”) that will mature in February 2018. The Credit Facilities replace the Company’s former $100 million senior secured revolving credit facility which was set to mature on February 28, 2017. Borrowings under the Credit Facilities were initially used for a special dividend, but subsequently may be used for working capital, capital expenditures and other general corporate purposes. In the first quarter of 2015, debt issuance costs associated with the Credit Facilities were capitalized in the amount of $0.4 million and will be amortized over their respective terms.

Long-term debt consisted of the following at May 2, 2015:

Revolving credit facility	$127,444
Equipment term loan	25,000

Total debt	152,444
Current maturities	(6,667)

Long-term debt	$145,777

The aggregate maturities of long-term debt subsequent to May 2, 2015 for the following fiscal years:

2015	$4,167
2016	10,000
2017	10,833
2018	—
2019	—
Thereafter	127,444

Total	$152,444

The total amount available under the Credit Agreement is the lesser of the Aggregate Commitment or 100% of eligible credit card receivables and the Net Recovery Percentage of inventories less reserves. At May 2, 2015, the Company had $127.4 million of outstanding borrowings under the Credit Agreement and $6.4 million of outstanding letters of credit, which reduced the Company’s availability under the Credit Agreement to $116.2 million.

The Credit Facilities contain customary representations and warranties, affirmative and negative covenants (including, in the Credit Agreement, the requirement of a 1 to 1 consolidated fixed charge coverage ratio upon the occurrence and during the continuance of any Covenant Compliance Event, as defined in the Credit Agreement), and events of default for facilities of this type, and are cross-collateralized and cross-defaulted. Collateral for the Credit Facilities consist of substantially all of our personal property. Wells Fargo Bank has a first lien on all collateral other than equipment, and Wells Fargo Equipment Finance has a first lien on equipment. At May 2, 2015, the Company was in compliance with all debt covenants.

Borrowings under the Credit Agreement shall be either Base Rate Loans or LIBO Rate Loans. LIBO Rate Loans bear interest equal to the Adjusted LIBO Rate plus the Applicable Margin (125 to 175 basis points) depending on the Quarterly Average Excess Availability. Base Rate Loans bear interest equal to the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the Adjusted LIBO Rate plus one percent (1.00%), or (c) the Wells Fargo “prime rate,” plus the Applicable Margin (25 to 75 basis points).

Borrowings under the Equipment Term Loan shall be LIBO Rate plus 2%.

The weighted average interest rate for amounts outstanding under the Credit Agreement and Equipment Term Loan were 1.69 percent and 2.18 percent, respectively, as of May 2, 2015.

4. Shareholders’ Equity

Dividends

On February 4, 2015, the Company announced that its Board of Directors declared a special cash dividend of $5.00 per common share which was paid on February 27, 2015. As a result of the special cash dividend, all outstanding stock options and performance share awards were modified during 2015 so that they retain the same fair value. No incremental compensation expense resulted from these modifications.

In the first quarter of 2015, we also paid a quarterly dividend of $0.075 per common share on April 17, 2015. In the first quarter of 2014, we paid a quarterly dividend of $0.05 per common share on April 18, 2014 and declared a quarterly dividend of $0.075 per common share, payable on July 18, 2014.

Stock Repurchase Plan

During the 13 weeks ended May 2, 2015, we repurchased 190,140 shares of our common stock at a total cost of $3.0 million. During the 13 weeks ended May 3, 2014, we repurchased 209,973 shares of our common stock at a total cost of $2.6 million. Stock repurchases were for tax withholding amounts due on the vesting of employee stock awards and during the first quarter of 2015 included no shares purchased on the open market under our previously authorized stock repurchase plan. As of May 2, 2015, there are 292,970 shares that can be repurchased pursuant to the Board of Director’s current authorization.

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

The following table presents the calculation of basic and diluted EPS (shares in thousands):

	13 Weeks Ended	13 Weeks Ended
	May 2, 2015	May 3, 2014
Basic Earnings Per Common Share:
Net income	$13,564	$14,075
Income allocated to participating securities	144	295

Net income available to common shareholders	$13,420	$13,780

Basic weighted-average shares outstanding	44,612	43,829

Basic earnings per share	$0.30	$0.31

Diluted Earnings Per Common Share:
Net income	$13,564	$14,075
Income allocated to participating securities	195	292

Net income available to common shareholders	$13,369	$13,783

Basic weighted-average shares outstanding	44,612	43,829
Incremental shares from share-based compensation plans	1,154	627

Diluted weighted-average shares outstanding	45,766	44,456

Diluted earnings per share	$0.29	$0.31

Options to acquire shares totaling approximately 28 thousand and 0.1 million shares of common stock that were outstanding during the 13 weeks ended May 2, 2015 and May 3, 2014, respectively, were not included in the computation of diluted earnings per common share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive.

6. Commitments and Contingencies

On July 24, 2013, the Securities and Exchange Commission (the “SEC”) informed us that it was conducting an investigation of the Company and made a request for voluntary production of documents and information. The request is focused on our restatement of 2012 and prior consolidated financial statements and our 2013 change in auditors. We are cooperating fully with the SEC in this matter. We have recognized $0.5 million and $0.3 million of expenses related to the SEC investigation during the first quarter of 2015 and 2014, net of expected insurance recoveries, respectively. A protracted investigation could impose substantial costs and distractions, regardless of its outcome. There can be no assurance that any final resolution of this investigation will not have a material and adverse effect on the Company’s financial condition and results of operations.

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

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including, but not limited to the matters discussed in “Item 1A. Risk Factors” of our Form 10-K for the fiscal year ended January 31, 2015. Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

Overview

We are a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices comparable to off-price retail chains. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions.

Financial Overview for the First Quarter of 2015

•	Net sales in the first quarter of 2015 were $353.5 million compared to $328.9 million in the first quarter of 2014.

•	Comparable store sales in the first quarter of 2015 increased 4.8 percent compared to the first quarter of 2014.

•	Net income in the first quarter of 2015 was $13.6 million or $0.29 per diluted share compared to net income of $14.1 million or $0.31 per diluted share in the first quarter of 2014.

•	On February 3, 2015, we entered into a $250 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank (the “Credit Agreement”) and a $25 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan” and, together with the Credit Agreement, the “Credit Facilities”). The Credit Facilities replace the Company’s former $100 million senior secured revolving credit facility. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

•	On February 27, 2015, the Company paid a special cash dividend of $5.00 per common share. The payment made in connection with this dividend was approximately $226 million, and was funded by existing cash and initial borrowings of $185 million on our $275 million Credit Facilities.

•	We had $152.4 million of direct borrowings on our Credit Facilities as of May 2, 2015 and no direct borrowings as of January 31, 2015 and May 3, 2014.

Stores

The following table sets forth the stores activity for the 13 weeks ended May 2, 2015 and May 3, 2014.

	13 Weeks Ended	13 Weeks Ended
	May 2, 2015	May 3, 2014
Stores at beginning of period	270	264
Stores opened during the period	1	1
Stores closed during the period	(1)	(2)

Stores at the end of period	270	263

Results of Operations

The following table sets forth each line item of our Condensed Consolidated Statements of Income expressed as a percentage of net sales:

	13 Weeks Ended	13 Weeks Ended
	May 2, 2015	May 3, 2014
Net sales	100.0%	100.0%
Cost of merchandise sold	69.3%	68.3%

Gross profit	30.7%	31.7%
Selling, general and administrative expenses	24.3%	24.7%

Income from operations	6.4%	7.0%
Interest expense, net	0.2%	0.0%

Income before income taxes	6.2%	7.0%
Income tax expense	2.4%	2.7%

Net income	3.8%	4.3%

Thirteen Weeks Ended May 2, 2015, Compared to the Thirteen Weeks Ended May 3, 2014 (dollar amounts in thousands):

Net Sales

	13 Weeks Ended	13 Weeks Ended
	May 2, 2015	May 3, 2014	Increase
Net sales	$353,521	$328,854	$24,667
Sales percent increase:
Total net sales			7.5%
Comparable store sales			4.8%

The 4.8 percent increase in comparable stores sales was driven by increases in the number of transactions, average unit retail prices, and average units per transaction. Comparable store sales reflect stores open throughout the period and prior fiscal year and include e-commerce sales. E-commerce sales contributed approximately 0.8 percent to the comparable store sales and were approximately 1.5 percent and 0.8 percent of sales in the first quarters of 2015 and 2014, respectively. Comparable store sales do not include leased department commissions.

Gross Profit

	13 Weeks Ended	13 Weeks Ended	Increase/
	May 2, 2015	May 3, 2014	(Decrease)
Gross profit	$108,380	$104,326	$4,054
Percentage of net sales	30.7%	31.7%	(1.0)%

Gross profit as a percent of sales decreased primarily due to timing of markdowns associated with closed and relocated stores as well as buying and distribution expenses allocated to cost of sales, which can vary quarterly. In addition, we incurred slightly higher markdowns to clear fall merchandise and fulfillment costs on our increasing e-commerce sales.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended	13 Weeks Ended	Increase/
	May 2, 2015	May 3, 2014	Decrease
Selling, general and administrative expenses	$85,622	$81,229	$4,393
Percentage of net sales	24.3%	24.7%	(0.4)%

For the 13 weeks ended May 2, 2015, SG&A expenses increased primarily due to higher compensation, e-commerce and advertising expenses. These increases were partially offset by lower healthcare and pre-opening expenses. Compensation expenses are higher due to planned payroll increases and new stores since the prior year. Lower pre-opening expenses are due to fewer new and relocated stores this spring.

Income Taxes

	13 Weeks Ended	13 Weeks Ended
	May 2, 2015	May 3, 2014	Decrease
Income tax expense	$8,508	$8,957	$(449)
Effective tax rate	38.5%	38.9%	(0.4)%

Liquidity and Capital Resources

Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors, and our $250 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank (the “Credit Agreement”) and a secured $25 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan” and, together with the Credit Agreement, the “Credit Facilities”). Working capital is used to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our working capital needs are lowest after our heavy spring selling in March and April and holiday selling in late December and early January. They are highest as we begin paying for our heavy spring, fall, and holiday receipts in late February, October and at the end of November, respectively. As of May 2, 2015, we had cash and cash equivalents of $17.2 million and $152.4 million in borrowings under our Credit Facilities.

Net cash provided by operating activities was $34.5 million for the first quarter of fiscal 2015 compared to net cash provided by operating activities of $34.8 million for the first quarter of fiscal 2014. The slight decrease in cash provided by operating activities was primarily due to lower net income adjusted for other non-cash changes, mostly offset by fewer investments in inventory and changes in accounts payables and accrued and prepaid expenses.

Net cash used in investing activities is entirely for capital expenditures and was $7.1 million for the first quarter of fiscal 2015 compared to $9.2 million for the first quarter of fiscal 2014. Capital expenditures were lower for the first quarter of fiscal 2015 primarily due to fewer new and relocated stores in the first quarter of 2015 compared to 2014.

Net cash used in financing activities was $75.6 million for the first quarter of fiscal 2015 compared to cash used in financing activities of $4.1 million for the first quarter of fiscal 2014. During the first quarter of fiscal 2015, we had proceeds from borrowings of $267.2 million and repayments of debt for $114.8 million. Borrowings under the Credit Facilities were initially used for a special dividend, but were subsequently used for working capital, capital expenditures and other general corporate purposes. We also paid cash dividends of $228.8 million during the first quarter of 2015. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further discussion. In addition, we repurchased shares of common stock for $2.6 million. During the first quarter of fiscal 2014, we paid cash dividends of $2.2 million and repurchased shares of common stock for $2.6 million.

Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 31, 2015. We have made no significant change in our critical accounting policies since January 31, 2015.

Recent Accounting Pronouncement

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our annual report on Form 10-K for the year ended January 31, 2015. There were no material changes to our market risk during the quarter ended May 2, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 2, 2015 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 24, 2013, the Securities and Exchange Commission (the “SEC”) informed us that it was conducting an investigation of the Company and made a request for voluntary production of documents and information. The request is focused on our restatement of 2012 and prior financial statements and our 2013 change in auditors. We are cooperating fully with the SEC in this matter. We have recognized $0.5 million and $0.3 million of expenses related to the SEC investigation during the first quarter of 2015 and 2014, net of expected insurance recoveries, respectively. A protracted investigation could impose substantial costs and distractions, regardless of its outcome. There can be no assurance that any final resolution of this investigation will not have a material and adverse effect on the Company’s financial condition and results of operations.

In addition, we are involved in various routine legal proceedings incidental to the conduct of our business. Management, based upon the advice of outside legal counsel, does not believe that these routine legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no significant changes in our risk factors from those described in our annual report on Form 10-K for the year ended January 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended May 2, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total number of	Maximum number
	Total	Average	shares purchased	of shares that may
	number	price	as part of publicly	yet be purchased
	of shares	paid per	announced plans	under the plans or
Period	purchased	share	or programs (1)	programs (1)
February 1, 2015 - February 28, 2015	187,274	$15.65	187,274	295,836
March 1, 2015 - April 4, 2015	1,574	12.38	1,574	294,262
April 5, 2015 - May 2, 2015	1,292	11.94	1,292	292,970

Total	190,140	$15.60	190,140	292,970

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: June 4, 2015	By:	/s/ Jay Stein
Jay Stein
Chairman of the Board and Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer