Form 10-Q
period 2015-08-01
STEIN MART INC
filed 2015-09-03
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

or

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

The number of shares outstanding of the Registrant’s common stock as of August 21, 2015 was 45,684,264.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	August 1, 2015	January 31, 2015	August 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,620	$65,314	$53,097
Inventories	277,243	285,623	266,215
Prepaid expenses and other current assets	33,815	22,733	26,703

Total current assets	322,678	373,670	346,015
Property and equipment, net of accumulated depreciation and amortization of $178,654, $166,646 and $163,205, respectively	156,072	148,782	147,605
Other assets	30,027	30,639	28,887

Total assets	$508,777	$553,091	$522,507

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,699	$129,924	$120,635
Current portion of debt	9,167	—	—
Accrued expenses and other current liabilities	64,661	69,213	57,349

Total current liabilities	196,527	199,137	177,984
Long-term debt	161,033	—	—
Deferred rent	37,532	31,284	30,804
Other liabilities	39,709	37,732	37,196

Total liabilities	434,801	268,153	245,984

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 45,702,328, 44,918,649 and 44,936,387 shares issued and outstanding, respectively	457	449	449
Additional paid-in capital	40,025	34,875	30,650
Retained earnings	33,918	250,046	245,680
Accumulated other comprehensive loss	(424)	(432)	(256)

Total shareholders’ equity	73,976	284,938	276,523

Total liabilities and shareholders’ equity	$508,777	$553,091	$522,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended August 1, 2015	13 Weeks Ended August 2, 2014	26 Weeks Ended August 1, 2015	26 Weeks Ended August 2, 2014
Net sales	$311,583	$298,157	$665,104	$627,011
Cost of merchandise sold	222,648	213,913	467,789	438,441

Gross profit	88,935	84,244	197,315	188,570
Selling, general and administrative expenses	81,545	81,451	167,167	162,680

Operating income	7,390	2,793	30,148	25,890
Interest expense, net	807	69	1,493	134

Income before income taxes	6,583	2,724	28,655	25,756
Income tax expense	2,489	987	10,997	9,944

Net income	$4,094	$1,737	$17,658	$15,812

Net income per share:
Basic	$0.09	$0.04	$0.39	$0.35

Diluted	$0.09	$0.04	$0.38	$0.35

Weighted-average shares outstanding:
Basic	44,710	43,814	44,661	43,822

Diluted	45,926	44,704	45,846	44,580

Dividends declared per common share	$0.075	$0.00	$5.15	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	13 Weeks Ended August 1, 2015	13 Weeks Ended August 2, 2014	26 Weeks Ended August 1, 2015	26 Weeks Ended August 2, 2014
Net income	$4,094	$1,737	$17,658	$15,812
Other comprehensive income, net of tax:
Amounts reclassified from accumulated other comprehensive income	4	2	8	5

Comprehensive income	$4,098	$1,739	$17,666	$15,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at January 31, 2015	44,919	$449	$34,875	$250,046	$(432)	$284,938
Net income				17,658		17,658
Other comprehensive income, net of tax					8	8
Common shares issued under stock option plan	33	—	119			119
Common shares issued under employee stock purchase plan	40	—	358			358
Reacquired shares	(199)	(1)	(3,059)			(3,060)
Issuance of restricted stock, net	909	9	(9)			—
Share-based compensation			4,012			4,012
Tax benefit from equity issuances			3,729			3,729
Cash dividends paid ($5.15 per share)				(232,267)		(232,267)
Cash dividends payable				(1,519)		(1,519)

Balance at August 1, 2015	45,702	$457	$40,025	$33,918	$(424)	$73,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	26 Weeks Ended August 1, 2015	26 Weeks Ended August 2, 2014
Cash flows from operating activities:
Net income	$17,658	$15,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,534	14,322
Share-based compensation	4,012	3,545
Store closing charges (benefits)	50	(25)
Impairment of property and other assets	—	96
Loss on disposal of property and equipment	43	75
Deferred income taxes	(1,781)	891
Tax benefit from equity issuances	3,729	756
Excess tax benefits from share-based compensation	(3,754)	(786)
Changes in assets and liabilities:
Inventories	8,380	(4,698)
Prepaid expenses and other current assets	(10,626)	149
Other assets	976	(1,473)
Accounts payable	(7,721)	(10,759)
Accrued expenses and other current liabilities	(6,183)	(7,600)
Other liabilities	8,051	5,418

Net cash provided by operating activities	27,368	15,723

Cash flows from investing activities:
Net acquisition of property and equipment	(19,786)	(22,289)

Net cash used in investing activities	(19,786)	(22,289)

Cash flows from financing activities:
Proceeds from borrowings	409,423	—
Repayments of debt	(239,223)	—
Debt issuance costs	(380)	—
Cash dividends paid	(232,267)	(5,584)
Excess tax benefits from share-based compensation	3,754	786
Proceeds from exercise of stock options and other	477	413
Repurchase of common stock	(3,060)	(2,806)

Net cash used in financing activities	(61,276)	(7,191)

Net decrease in cash and cash equivalents	(53,694)	(13,757)
Cash and cash equivalents at beginning of year	65,314	66,854

Cash and cash equivalents at end of period	$11,620	$53,097

Supplemental disclosures of cash flow information:
Income taxes paid	$8,555	$5,465
Interest paid	1,282	201
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	4,374	2,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEIN MART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for fair presentation of the Condensed Consolidated Financial Statements have been included. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our annual report on Form 10-K for the year ended January 31, 2015.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU No. 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016. The Company has the option to apply the provisions of ASU No. 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 states that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation will result in debt issuance cost being presented the same way debt discounts have historically been handled. ASU No. 2015-03 does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company expects this new guidance will reduce total assets and total long-term debt on its consolidated balance sheets by amounts classified as deferred debt issuance costs, but does not expect this update to have any other effect on its consolidated financial statements.

2. Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows:

	August 1, 2015	January 31, 2015	August 2, 2014
Compensation and employee benefits	$11,013	$12,519	$9,195
Unredeemed gift and merchandise return cards	7,996	10,614	7,154
Property taxes	12,149	12,805	11,077
Accrued vacation	7,241	7,241	6,976
Other	26,262	26,034	22,947

Accrued expenses and other current liabilities	$64,661	$69,213	$57,349

3. Fair Value Measurements

We have historically had money market fund investments classified as cash equivalents, which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $53.7 million at January 31, 2015 and $41.2 million at August 2, 2014. We did not have money market fund investments at August 1, 2015.

As the Company’s primary debt obligations are variable rate, there are no significant differences between the estimated fair value (Level 2 measurements) and the carrying value of the Company’s debt obligations at August 1, 2015. The Company did not have outstanding debt at January 31, 2015 and August 2, 2014.

4. Debt

On February 3, 2015, we entered into a $250 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank (the “Credit Agreement”) that will mature in February 2020 and a secured $25 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan” and, together with the Credit Agreement, the “Credit Facilities”) that will mature in February 2018. The Credit Facilities replace the Company’s former $100 million senior secured revolving credit facility which was set to mature on February 28, 2017. Borrowings under the Credit Facilities were initially used for a special dividend, but subsequently may be used for working capital, capital expenditures and other general corporate purposes. During 2015, debt issuance costs associated with the Credit Facilities were capitalized in the amount of $0.4 million and will be amortized over their respective terms.

Long-term debt consisted of the following at August 1, 2015:

Revolving credit facility	$145,200
Equipment term loan	25,000

Total debt	170,200
Current maturities	(9,167)

Long-term debt	$161,033

The aggregate maturities of long-term debt subsequent to August 1, 2015 for the following fiscal years:

2015	$4,167
2016	10,000
2017	10,833
2018	—
2019	—
Thereafter	145,200

Total	$170,200

The total amount available under the Credit Agreement is the lesser of the Aggregate Commitment or 100% of eligible credit card receivables and the Net Recovery Percentage of inventories less reserves. At August 1, 2015, the Company had $145.2 million of outstanding borrowings under the Credit Agreement and $6.4 million of outstanding letters of credit, which reduced the Company’s availability under the Credit Agreement to $98.4 million.

The Credit Facilities contain customary representations and warranties, affirmative and negative covenants (including, in the Credit Agreement, the requirement of a 1 to 1 consolidated fixed charge coverage ratio upon the occurrence and during the continuance of any Covenant Compliance Event, as defined in the Credit Agreement), and events of default for facilities of this type, and are cross-collateralized and cross-defaulted. Collateral for the Credit Facilities consist of substantially all of our personal property. Wells Fargo Bank has a first lien on all collateral other than equipment, and Wells Fargo Equipment Finance has a first lien on equipment. At August 1, 2015, the Company was in compliance with all debt covenants.

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

Borrowings under the Equipment Term Loan shall be LIBO Rate plus 2%.

The weighted average interest rate for amounts outstanding under the Credit Agreement and Equipment Term Loan were 1.74 percent and 2.19 percent, respectively, as of August 1, 2015.

5. Shareholders’ Equity

Dividends

During 2015, we paid a special cash dividend of $5.00 per common share on February 27, 2015 and two quarterly dividends of $0.075 per common share on April 17, 2015 and July 17, 2015. In 2014, we paid quarterly dividends of $0.05 per common share on April 18, 2014 and $0.075 per common share on July 18, 2014.

Stock Repurchase Plan

During the 26 weeks ended August 1, 2015, we repurchased 198,973 shares of our common stock at a total cost of $3.1 million. During the 26 weeks ended August 2, 2014, we repurchased 222,494 shares of our common stock at a total cost of $2.8 million. Stock repurchases were for tax withholding amounts due on the vesting of employee stock awards and during the first half of 2015 included no shares purchased on the open market under our previously authorized stock repurchase plan. As of August 1, 2015, there are 284,137 shares that can be repurchased pursuant to the Board of Director’s current authorization.

6. Earnings Per Share

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

The following table presents the calculation of basic and diluted EPS (shares in thousands):

	13 Weeks Ended August 1, 2015	13 Weeks Ended August 2, 2014	26 Weeks Ended August 1, 2015	26 Weeks Ended August 2, 2014
Basic Earnings Per Common Share:
Net income	$4,094	$1,737	$17,658	$15,812
Income allocated to participating securities	34	24	113	309

Net income available to common shareholders	$4,060	$1,713	$17,545	$15,503

Basic weighted-average shares outstanding	44,710	43,814	44,661	43,822

Basic earnings per share	$0.09	$0.04	$0.39	$0.35

Diluted Earnings Per Common Share:
Net income	$4,094	$1,737	$17,658	$15,812
Income allocated to participating securities	34	24	163	306

Net income available to common shareholders	$4,060	$1,713	$17,495	$15,506

Basic weighted-average shares outstanding	44,710	43,814	44,661	43,822
Incremental shares from share-based compensation plans	1,216	890	1,185	758

Diluted weighted-average shares outstanding	45,926	44,704	45,846	44,580

Diluted earnings per share	$0.09	$0.04	$0.38	$0.35

Options to acquire shares totaling approximately 0.5 million and 0.3 million shares of common stock that were outstanding during the second quarters of 2015 and 2014, respectively, were not included in the computation of diluted earnings per common share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. For the first half of 2015 and 2014, options to acquire shares of approximately 0.2 million shares of common stock, each, were not included in the computation of diluted earnings per share for the aforementioned reasons.

7. Commitments and Contingencies

On July 24, 2013, the Securities and Exchange Commission (the “SEC”) informed us that it was conducting an investigation of the Company and made a request for voluntary production of documents and information. The request is focused on our restatement of 2012 and prior consolidated financial statements and our 2013 change in auditors. We are cooperating fully with the SEC in this matter. We have recognized $0.2 million and $1.3 million of expenses related to the SEC investigation during the first half of 2015 and 2014, net of expected insurance recoveries, respectively. A protracted investigation could impose substantial costs, regardless of its outcome. There can be no assurance that any final resolution of this investigation will not have a material and adverse effect on the Company’s financial condition and results of operations.

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

Financial Overview for the 13 and 26 weeks ended August 1, 2015

•	Net sales were $311.6 million for the 13 weeks ended August 1, 2015, an increase from $298.2 million for the 13 weeks ended August 2, 2014, and $665.1 million for the 26 weeks ended August 1, 2015, an increase from $627.0 million for the 26 weeks ended August 2, 2014.

•	Comparable store sales for the 13 weeks ended August 1, 2015 increased 3.0 percent compared to the 13 weeks ended August 2, 2014, and for the 26 weeks ended August 1, 2015 increased 4.0 percent compared to the 26 weeks ended August 2, 2014.

•	Net income was $4.1 million or $0.09 per diluted share for the 13 weeks ended August 1, 2015, compared to net income of $1.7 million or $0.04 per diluted share for the 13 weeks ended August 2, 2014.

•	Net income was $17.7 million or $0.38 per diluted share for the 26 weeks ended August 1, 2015 compared to net income of $15.8 million or $0.35 per diluted share for the 26 weeks ended August 2, 2014.

•	On February 27, 2015, the Company paid a special cash dividend of $5.00 per common share. The payment made in connection with this dividend was approximately $226 million, and was funded by existing cash and initial borrowings of $185 million on our $275 million Credit Facilities.

•	We had $170.2 million of direct borrowings on our Credit Facilities as of August 1, 2015 and no direct borrowings as of January 31, 2015 and August 2, 2014.

Stores

The following table sets forth the stores activity for the 13 and 26 weeks ended August 1, 2015 and August 2, 2014.

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Stores at beginning of period	270	263	270	264
Stores opened during the period	—	2	1	3
Stores closed during the period	(1)	—	(2)	(2)

Stores at the end of period	269	265	269	265

Results of Operations

The following table sets forth each line item of our Condensed Consolidated Statements of Income expressed as a percentage of net sales:

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	71.5%	71.7%	70.3%	69.9%

Gross profit	28.5%	28.3%	29.7%	30.1%
Selling, general and administrative expenses	26.1%	27.4%	25.1%	26.0%

Income from operations	2.4%	0.9%	4.6%	4.1%
Interest expense, net	0.3%	0.0%	0.2%	0.0%

Income before income taxes	2.1%	0.9%	4.4%	4.1%
Income tax expense	0.8%	0.3%	1.7%	1.6%

Net income	1.3%	0.6%	2.7%	2.5%

Thirteen and Twenty-Six Weeks Ended August 1, 2015, Compared to the Thirteen and Twenty-Six Weeks Ended August 2, 2014 (dollar amounts in thousands):

Net Sales

	13 Weeks Ended	13 Weeks Ended		26 Weeks Ended	26 Weeks Ended
	August 1, 2015	August 2, 2014	Increase	August 1, 2015	August 2, 2014	Increase
Net sales	$311,583	$298,157	$13,426	$665,104	$627,011	$38,093
Sales percent increase:
Total net sales			4.5%			6.1%
Comparable store sales			3.0%			4.0%

The increase in comparable stores sales for the 13 and 26 weeks ended August 1, 2015 was driven by increases in the number of transactions, average unit retail prices, and average units per transaction. Comparable store sales reflect stores open throughout the period and prior fiscal year and include e-commerce sales. E-commerce sales contributed approximately 0.8 percent to the comparable store sales for the 13 and 26 weeks ended August 1, 2015. Comparable store sales do not include leased department commissions.

Gross Profit

	13 Weeks Ended	13 Weeks Ended		26 Weeks Ended	26 Weeks Ended	Increase/
	August 1, 2015	August 2, 2014	Increase	August 1, 2015	August 2, 2014	(Decrease)
Gross profit	$88,935	$84,244	$4,691	$197,315	$188,570	$8,745
Percentage of net sales	28.5%	28.3%	0.2%	29.7%	30.1%	(0.4)%

For the 13 weeks ended August 1, 2015, gross profit as a percent of sales increased as a result of higher markup and slightly lower markdowns, partially offset by higher occupancy costs.

For the 26 weeks ended August 1, 2015, gross profit as a percentage of sales decreased as a result of higher markdowns in the first quarter of 2015 to clear fall merchandise, the timing and amount of buying and distribution expenses allocated to cost of sales, higher fulfillment costs on our increasing e-commerce sales, and slightly higher occupancy costs, partially offset by higher markup.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended	13 Weeks Ended	Increase/	26 Weeks Ended	26 Weeks Ended	Increase/
	August 1, 2015	August 2, 2014	(Decrease)	August 1, 2015	August 2, 2014	(Decrease)
Selling, general and administrative expenses	$81,545	$81,451	$94	$167,167	$162,680	$4,487
Percentage of net sales	26.1%	27.4%	(1.3)%	25.1%	26.0%	(0.9)%

For the 13 weeks ended August 1, 2015, SG&A expenses as a percentage of sales decreased primarily due to lower professional fees related to the SEC investigation, as well as improved leverage of store selling and advertising costs and slightly lower healthcare costs.

For the 26 weeks ended August 1, 2015, SG&A expenses as a percentage of sales decreased primarily due to the aforementioned items and are partially offset by higher earnings-based incentive compensation expense.

Interest Expense

	13 Weeks Ended	13 Weeks Ended		26 Weeks Ended	26 Weeks Ended
	August 1, 2015	August 2, 2014	Increase	August 1, 2015	August 2, 2014	Increase
Interest expense	$807	$69	$738	$1,493	$134	$1,359
Percentage of net sales	0.3%	0.0%	0.3%	0.2%	0.0%	0.2%

Interest expense increased for the 13 and 26 weeks ended August 1, 2015 due to borrowings in 2015 on our Credit Facilities.

Income Taxes

	13 Weeks Ended	13 Weeks Ended		26 Weeks Ended	26 Weeks Ended	Increase/
	August 1, 2015	August 2, 2014	Increase	August 1, 2015	August 2, 2014	(Decrease)
Income tax expense	$2,489	$987	$1,502	$10,997	$9,944	$1,053
Effective tax rate	37.8%	36.2%	1.6%	38.4%	38.6%	(0.2)%

Liquidity and Capital Resources

Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors, and our $250 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank. See Note 4 of the Condensed Consolidated Financial Statements for further discussion. Working capital is used to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our investments in working capital are lowest in August and September, after our heavy spring selling season and in February after the holiday selling season. Investments in working capital are highest in April, October and November as we begin procuring and paying for merchandise to support our heavy spring and holiday seasons. As of August 1, 2015, we had cash and cash equivalents of $11.6 million and $170.2 million in borrowings under our Credit Facilities.

Net cash provided by operating activities was $27.4 million for the 26 weeks ended August 1, 2015 compared to net cash provided by operating activities of $15.7 million for the 26 weeks ended August 2, 2014. The increase in cash provided by operating activities was primarily due to fewer investments in inventory and changes in accounts payables and higher net income, partially offset by other non-cash changes.

Net cash used in investing activities is for capital expenditures and was $19.8 million for the 26 weeks ended August 1, 2015 compared to $22.3 million for the 26 weeks ended August 2, 2014. Capital expenditures were lower for the 26 weeks ended August 1, 2015 primarily due to fewer information technology related projects in 2015 compared to 2014.

Net cash used in financing activities was $61.3 million for the 26 weeks ended August 1, 2015 compared to cash used in financing activities of $7.2 million for the 26 weeks ended August 2, 2014. During 2015, we had proceeds from borrowings of $409.4 million and repayments of debt for $239.2 million. Borrowings under the Credit Facilities were initially used to pay a $5 per share special dividend, but were subsequently used for working capital, capital expenditures and other general corporate purposes. We paid cash dividends of $232.3 million during the 26 weeks ended August 1, 2015. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for further discussion. In addition, we repurchased shares of common stock for $3.1 million. During 2014, we paid cash dividends of $5.6 million and repurchased shares of common stock for $2.8 million.

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

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our annual report on Form 10-K for the year ended January 31, 2015. There were no material changes to our market risk during the quarter ended August 1, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 1, 2015 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal proceedings are discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no significant changes in our risk factors from those described in our annual report on Form 10-K for the year ended January 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended August 1, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
May 3, 2015 – May 30, 2015	532	$11.52	532	292,438
May 31, 2015 – July 4, 2015	6,764	10.87	6,764	285,674
July 5, 2015 – August 1, 2015	1,537	10.28	1,537	284,137

Total	8,833	$10.80	8,833	284,137

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On June 19, 2015, the Company entered into an immaterial amendment of its credit card program agreement with Synchrony Bank. A copy of this amendment is attached hereto as Exhibit 10.1.

ITEM 6.	EXHIBITS

10.1	First Amendment to Amended and Restated Co-Brand and Private Label Credit Card Program Agreement dated June 19, 2015 by and between Synchrony Bank and Stein Mart, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: September 3, 2015	By:	/s/ Jay Stein
Jay Stein
Chairman of the Board and Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer