Form 10-Q
period 2015-10-31
STEIN MART INC
filed 2015-12-09
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

The number of shares outstanding of the Registrant’s common stock as of November 27, 2015 was 45,678,715.

STEIN MART, INC.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	October 31, 2015	January 31, 2015	November 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$14,126	$65,314	$64,882
Inventories	372,912	285,623	343,721
Prepaid expenses and other current assets	34,681	22,733	29,840

Total current assets	421,719	373,670	438,443
Property and equipment, net of accumulated depreciation and amortization of $185,520, $166,646 and $168,557, respectively	162,907	148,782	150,646
Other assets	30,323	30,639	31,005

Total assets	$614,949	$553,091	$620,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,176	$129,924	$214,635
Current portion of debt	10,000	—	—
Accrued expenses and other current liabilities	68,162	69,213	63,332

Total current liabilities	280,338	199,137	277,967
Long-term debt	181,833	—	—
Deferred rent	41,163	31,284	32,063
Other liabilities	39,355	37,732	36,211

Total liabilities	542,689	268,153	346,241

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 45,675,579, 44,918,649 and 44,945,280 shares issued and outstanding, respectively	457	449	449
Additional paid-in capital	41,826	34,875	32,532
Retained earnings	30,397	250,046	241,125
Accumulated other comprehensive loss	(420)	(432)	(253)

Total shareholders’ equity	72,260	284,938	273,853

Total liabilities and shareholders’ equity	$614,949	$553,091	$620,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$300,665	$303,667	$965,769	$930,678
Cost of merchandise sold	218,497	219,106	686,286	657,547

Gross profit	82,168	84,561	279,483	273,131
Selling, general and administrative expenses	81,464	86,277	248,631	248,957

Operating income (loss)	704	(1,716)	30,852	24,174
Interest expense, net	891	66	2,384	200

(Loss) income before income taxes	(187)	(1,782)	28,468	23,974
Income tax expense (benefit)	10	(571)	11,007	9,373

Net (loss) income	$(197)	$(1,211)	$17,461	$14,601

Net (loss) income per share:
Basic	$(0.01)	$(0.03)	$0.39	$0.33

Diluted	$(0.01)	$(0.03)	$0.37	$0.32

Weighted-average shares outstanding:
Basic	44,791	43,857	44,704	43,833

Diluted	44,791	43,857	45,916	44,664

Dividends declared per common share	$0.075	$0.075	$5.225	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net (loss) income	$(197)	$(1,211)	$17,461	$14,601
Other comprehensive income, net of tax:
Amounts reclassified from accumulated other comprehensive income	4	3	12	8

Comprehensive (loss) income	$(193)	$(1,208)	$17,473	$14,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 31, 2015	44,919	$449	$34,875	$250,046	$(432)	$284,938
Net income				17,461		17,461
Other comprehensive income, net of tax					12	12
Common shares issued under stock option plan	70	1	203			204
Common shares issued under employee stock purchase plan	40	—	358			358
Reacquired shares	(214)	(2)	(3,210)			(3,212)
Issuance of restricted stock, net	861	9	(9)			—
Share-based compensation			5,773			5,773
Tax benefit from equity issuances			3,836			3,836
Cash dividends paid ($5.225 per share)				(235,691)		(235,691)
Cash dividends payable				(1,419)		(1,419)

Balance at October 31, 2015	45,676	$457	$41,826	$30,397	$(420)	$72,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	39 Weeks Ended	39 Weeks Ended
	October 31, 2015	November 1, 2014
Cash flows from operating activities:
Net income	$17,461	$14,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,050	21,709
Share-based compensation	5,773	5,492
Store closing charges	7	1,163
Impairment of property and other assets	—	96
Loss on disposal of property and equipment	53	121
Deferred income taxes	(809)	1,399
Tax benefit from equity issuances	3,836	756
Excess tax benefits from share-based compensation	(3,875)	(879)
Changes in assets and liabilities:
Inventories	(87,289)	(82,204)
Prepaid expenses and other current assets	(12,181)	(4,278)
Other assets	603	(3,591)
Accounts payable	71,617	83,446
Accrued expenses and other current liabilities	(2,177)	(1,729)
Other liabilities	11,226	6,477

Net cash provided by operating activities	26,295	42,579

Cash flows from investing activities:
Net acquisition of property and equipment	(34,470)	(34,043)

Net cash used in investing activities	(34,470)	(34,043)

Cash flows from financing activities:
Proceeds from borrowings	533,334	—
Repayments of debt	(341,501)	—
Debt issuance costs	(380)	—
Cash dividends paid	(235,691)	(8,929)
Excess tax benefits from share-based compensation	3,875	879
Proceeds from exercise of stock options and other	562	427
Repurchase of common stock	(3,212)	(2,885)

Net cash used in financing activities	(43,013)	(10,508)

Net decrease in cash and cash equivalents	(51,188)	(1,972)
Cash and cash equivalents at beginning of year	65,314	66,854

Cash and cash equivalents at end of period	$14,126	$64,882

Supplemental disclosures of cash flow information:
Income taxes paid	$12,304	$8,802
Interest paid	2,130	273
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	4,051	1,356

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

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. This guidance was deferred by ASU No. 2015-14, issued by the FASB in August 2015, and is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016. The Company has the option to apply the provisions of ASU No. 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

In 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). ASU No. 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU No. 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of ASU No. 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40). The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-05 is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes (Subtopic 740). The pronouncement was issued to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The pronouncement is effective for reporting periods beginning after December 15, 2016. Early application is permitted as of the beginning of an interim or annual period. The Company expects this new guidance will reduce total assets and total liabilities on its consolidated balance sheets as amounts will now be presented net in a single line item. The adoption of ASU 2015-17 is not expected to have any additional impact on the Company’s consolidated financial statements.

2. Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows:

	October 31,	January 31,	November 1,
	2015	2015	2014
Compensation and employee benefits	$10,141	$12,519	$9,758
Unredeemed gift and merchandise return cards	7,708	10,614	6,786
Property taxes	14,179	12,805	13,176
Accrued vacation	7,241	7,241	6,976
Other	28,893	26,034	26,636

Accrued expenses and other current liabilities	$68,162	$69,213	$63,332

3. Fair Value Measurements

We have historically had money market fund investments classified as cash equivalents, which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $53.7 million at January 31, 2015 and $50.2 million at November 1, 2014. We did not have money market fund investments at October 31, 2015.

As the Company’s primary debt obligations are variable rate, there are no significant differences between the estimated fair value (Level 2 measurements) and the carrying value of the Company’s debt obligations at October 31, 2015. The Company did not have outstanding debt at January 31, 2015 and November 1, 2014.

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

Long-term debt consisted of the following at October 31, 2015:

Revolving credit facility	$168,500
Equipment term loan	23,333

Total debt	191,833
Current maturities	(10,000)

Long-term debt	$181,833

The aggregate maturities of long-term debt subsequent to October 31, 2015 for the following fiscal years:

2015	$2,500
2016	10,000
2017	10,833
2018	—
2019	—
Thereafter	168,500

Total	$191,833

The total amount available under the Credit Agreement is the lesser of the Aggregate Commitment or 100% of eligible credit card receivables and the Net Recovery Percentage of inventories less reserves. At October 31, 2015, in addition to outstanding borrowings under the Credit Agreement, the Company had $6.4 million of outstanding letters of credit, which reduced the Company’s availability under the Credit Agreement to $75.1 million.

The Credit Facilities contain customary representations and warranties, affirmative and negative covenants (including, in the Credit Agreement, the requirement of a 1 to 1 consolidated fixed charge coverage ratio upon the occurrence and during the continuance of any Covenant Compliance Event, as defined in the Credit Agreement), and events of default for facilities of this type and are cross-collateralized and cross-defaulted. Collateral for the Credit Facilities consists of substantially all of our personal property. Wells Fargo Bank has a first lien on all collateral other than equipment and Wells Fargo Equipment Finance has a first lien on equipment. At October 31, 2015, the Company was in compliance with all debt covenants.

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

Borrowings under the Equipment Term Loan shall be LIBO Rate plus 2%.

The weighted average interest rate for amounts outstanding under the Credit Agreement and Equipment Term Loan were 1.74 percent and 2.19 percent, respectively, as of October 31, 2015.

5. Shareholders’ Equity

Dividends

During 2015, we paid a special cash dividend of $5.00 per common share on February 27, 2015 and three quarterly dividends of $0.075 per common share on April 17, 2015, July 17, 2015 and October 16, 2015. In 2014, we paid quarterly dividends of $0.05 per common share on April 18, 2014 and $0.075 per common share on July 18, 2014 and October 17, 2014.

On December 9, 2015, the Board of Directors declared a dividend of $0.075 per common share to be paid on January 15, 2016 to shareholders of record on December 31, 2015.

Stock Repurchase Plan

During the 39 weeks ended October 31, 2015, we repurchased 213,815 shares of our common stock at a total cost of $3.2 million. During the 39 weeks ended November 1, 2014, we repurchased 228,553 shares of our common stock at a total cost of $2.9 million. Stock repurchases were for tax withholding amounts due on the vesting of employee stock awards and during the first nine months of 2015 did not include any shares purchased on the open market under our previously authorized stock repurchase plan. As of October 31, 2015, there are 269,295 shares that can be repurchased pursuant to the Board of Director’s current authorization. In November 2015, the Board of Directors authorized the repurchase of 500,000 shares of our common stock in addition to amounts previously authorized.

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

The following table presents the calculation of basic and diluted EPS (shares in thousands):

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Basic (Loss) Earnings Per Common Share:
Net (loss) income	$(197)	$(1,211)	$17,461	$14,601
Income allocated to participating securities	26	—	205	268

Net (loss) income available to common shareholders	$(223)	$(1,211)	$17,256	$14,333

Basic weighted-average shares outstanding	44,791	43,857	44,704	43,833

Basic (loss) earnings per share	$(0.01)	$(0.03)	$0.39	$0.33

Diluted (Loss) Earnings Per Common Share:
Net (loss) income	$(197)	$(1,211)	$17,461	$14,601
Income allocated to participating securities	26	—	255	266

Net (loss) income available to common shareholders	$(223)	$(1,211)	$17,206	$14,335

Basic weighted-average shares outstanding	44,791	43,857	44,704	43,833
Incremental shares from share-based compensation plans	—	—	1,212	831

Diluted weighted-average shares outstanding	44,791	43,857	45,916	44,664

Diluted (loss) earnings per share	$(0.01)	$(0.03)	$0.37	$0.32

Due to the Company’s net loss position for the third quarter of 2015 and 2014, 0.4 million and 0.8 million weighted average unvested restricted shares (participating securities) and 1.3 million and 1.0 million weighted average common stock equivalents (non-participating securities), respectively, were not considered in the calculation of net loss available to common shareholders used for both basic and diluted EPS for the quarter.

In addition, options to acquire shares totaling approximately 0.4 million shares of common stock that were outstanding during each of the third quarters of 2015 and 2014 were not included in the computation of diluted earnings per common share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. For the first nine months of 2015 and 2014, options to acquire shares of approximately 0.2 million and 0.3 million shares of common stock, respectively, were not included in the computation of diluted earnings per share for the aforementioned reasons.

7. Commitments and Contingencies

On July 24, 2013, the Securities and Exchange Commission (the “SEC”) informed us that it was conducting an investigation of the Company and made a request for voluntary production of documents and information. The request was focused on our restatement of 2012 and prior consolidated financial statements and our 2013 change in auditors. In an administrative proceeding, the SEC found that the Company had violated the reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934 during the restatement period and ordered the Company to cease and desist from committing or causing any violations and any future violations of such SEC rules. In September 2015, the Company agreed to a settlement with the SEC without admitting or denying the findings of the SEC and also agreed to pay a civil monetary penalty of $0.8 million. The Company previously established a reserve for the potential settlement of this matter, which did not require significant adjustment in the third quarter of 2015. The Company recognized $0.2 million and $2.9 million of expenses, net of expected insurance recoveries, related to the SEC investigation during the 39 weeks ended October 31, 2015 and November 1, 2014, respectively.

The SEC did not allege fraud by the Company and did not bring charges against any individual. In connection with the settlement, the SEC considered remedial acts undertaken by the Company, including its enhancement of internal controls, retention of additional accounting personnel, and the Company’s cooperation with the SEC staff during the course of the investigation.

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

Forward-Looking Statements

This report contains forward-looking statements which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors including, but not limited to, the matters discussed in “Item 1A. Risk Factors” of our Form 10-K for the fiscal year ended January 31, 2015. Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

Overview

We are a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices comparable to off-price retail chains. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions.

Financial Overview for the 13 and 39 weeks ended October 31, 2015

•	Net sales were $300.7 million for the 13 weeks ended October 31, 2015, a decrease from $303.7 million for the 13 weeks ended November 1, 2014, and $965.8 million for the 39 weeks ended October 31, 2015, an increase from $930.7 million for the 39 weeks ended November 1, 2014.

•	Comparable store sales for the 13 weeks ended October 31, 2015 decreased 2.3 percent compared to the 13 weeks ended November 1, 2014, and for the 39 weeks ended October 31, 2015 increased 1.9 percent compared to the 39 weeks ended November 1, 2014.

•	Net loss was $0.2 million or $0.01 loss per diluted share for the 13 weeks ended October 31, 2015, compared to net loss of $1.2 million or $0.03 loss per diluted share for the 13 weeks ended November 1, 2014.

•	Net income was $17.5 million or $0.37 per diluted share for the 39 weeks ended October 31, 2015 compared to net income of $14.6 million or $0.32 per diluted share for the 39 weeks ended November 1, 2014.

•	On February 27, 2015, the Company paid a special cash dividend of $5.00 per common share. The payment made in connection with this dividend was approximately $226 million, and was funded by existing cash and initial borrowings of $185 million on our $275 million Credit Facilities.

•	We had $191.8 million of borrowings on our Credit Facilities as of October 31, 2015 and no borrowings as of January 31, 2015 and November 1, 2014.

Stores

The following table sets forth the stores activity for the 13 and 39 weeks ended October 31, 2015 and November 1, 2014.

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Stores at beginning of period	269	265	270	264
Stores opened during the period	5	4	6	7
Stores closed during the period	—	(1)	(2)	(3)

Stores at the end of period	274	268	274	268

Results of Operations

The following table sets forth each line item of our Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	72.7%	72.2%	71.1%	70.7%

Gross profit	27.3%	27.8%	28.9%	29.3%
Selling, general and administrative expenses	27.1%	28.4%	25.7%	26.7%

Operating income (loss)	0.2%	(0.6)%	3.2%	2.6%
Interest expense, net	0.3%	0.0%	0.2%	0.0%

(Loss) income before income taxes	(0.1)%	(0.6)%	3.0%	2.6%
Income tax expense (benefit)	0.0%	(0.2)%	1.2%	1.0%

Net (loss) income	(0.1)%	(0.4)%	1.8%	1.6%

Thirteen and Thirty-Nine Weeks Ended October 31, 2015, Compared to the Thirteen and Thirty-Nine Weeks Ended November 1, 2014 (dollar amounts in thousands):

Net Sales

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended
	October 31, 2015	November 1, 2014	Decrease	October 31, 2015	November 1, 2014	Increase
Net sales	$300,665	$303,667	$(3,002)	$965,769	$930,678	$35,091
Sales percent (decrease) increase:
Total net sales			(1.0)%			3.8%
Comparable store sales			(2.3)%			1.9%

The decrease in comparable stores sales for the 13 weeks ended October 31, 2015, was driven by a decrease in transactions and units per transaction, partially offset by an increase in average unit retail prices. Comparable store sales reflect stores open throughout the period and prior fiscal year and include e-commerce sales. E-commerce sales contributed approximately 0.6 percent to the comparable store sales for the 13 weeks ended October 31, 2015. Comparable store sales do not include leased department commissions.

For the 39 weeks ended October 31, 2015, the increase in comparable store sales was driven by increases in the number of transactions and average unit retail prices. E-commerce sales contributed approximately 0.7 percent to the comparable store sales for the 39 weeks ended October 31, 2015.

Gross Profit

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended	Increase/
	October 31, 2015	November 1, 2014	Decrease	October 31, 2015	November 1, 2014	(Decrease)
Gross profit	$82,168	$84,561	$(2,393)	$279,483	$273,131	$6,352
Percentage of net sales	27.3%	27.8%	(0.5)%	28.9%	29.3%	(0.4)%

For the 13 and 39 weeks ended October 31, 2015, gross profit as a percent of sales decreased as a result of higher occupancy costs, primarily due to increased costs for renewed leases and new stores.

For the 13 weeks ended October 31, 2015, the higher occupancy costs were partially offset by lower allocation of buying and distribution expense.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended
	October 31, 2015	November 1, 2014	Decrease	October 31, 2015	November 1, 2014	Decrease
Selling, general and administrative expenses	$81,464	$86,277	$(4,813)	$248,631	$248,957	$(326)
Percentage of net sales	27.1%	28.4%	(1.3)%	25.7%	26.7%	(1.0)%

For the 13 weeks ended October 31, 2015, SG&A expenses as a percentage of sales decreased primarily due to lower professional fees related to the SEC investigation, as well as decreased earnings-based incentive compensation expense, store closing charges, and store operating expenses.

For the 39 weeks ended October 31, 2015, SG&A expenses as a percentage of sales decreased primarily due to lower professional fees related to the SEC investigation, store closing charges, and healthcare costs, as well as better leverage of store operating expenses, and are partially offset by higher e-commerce costs.

Interest Expense

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended
	October 31, 2015	November 1, 2014	Increase	October 31, 2015	November 1, 2014	Increase
Interest expense	$891	$66	$825	$2,384	$200	$2,184
Percentage of net sales	0.3%	0.0%	0.3%	0.2%	0.0%	0.2%

Interest expense increased for the 13 and 39 weeks ended October 31, 2015 due to borrowings in 2015 on our Credit Facilities. Borrowings under the Credit Facilities were initially used to pay a $5 per share special dividend, but were subsequently used for working capital, capital expenditures and other general corporate purposes.

Income Taxes

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended	Increase/
	October 31, 2015	November 1, 2014	Increase	October 31, 2015	November 1, 2014	(Decrease)
Income tax expense (benefit)	$10	$(571)	$581	$11,007	$9,373	$1,634
Effective tax rate	5.3%	(32.0)%	37.3%	38.7%	39.1%	(0.4)%

Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns, adjusted for the impact of permanent differences. The effective rate is impacted by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. The effective tax rate for the thirteen weeks ended October 31, 2015 was impacted by discrete items recognized in the third quarter of fiscal 2015.

Liquidity and Capital Resources

Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors, and our $250 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank. See Note 4 of the Condensed Consolidated Financial Statements for further discussion. Working capital is used to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our investments in working capital are lowest in August and September, after our heavy spring selling season and in February after the holiday selling season. Investments in working capital are highest in April, October and November as we begin procuring and paying for merchandise to support our heavy spring and holiday seasons. As of October 31, 2015, we had cash and cash equivalents of $14.1 million and $191.8 million in borrowings under our Credit Facilities.

Net cash provided by operating activities was $26.3 million for the 39 weeks ended October 31, 2015 compared to net cash provided by operating activities of $42.6 million for the 39 weeks ended November 1, 2014. The decrease in cash provided by operating activities was primarily due to increased investments in inventory, additional tax payments, and changes in accounts payables, partially offset by higher net income and other non-cash changes.

Net cash used in investing activities is for capital expenditures and was $34.5 million for the 39 weeks ended October 31, 2015, which was comparable to $34.0 million for the 39 weeks ended November 1, 2014.

Net cash used in financing activities was $43.0 million for the 39 weeks ended October 31, 2015 compared to cash used in financing activities of $10.5 million for the 39 weeks ended November 1, 2014. During 2015, we had proceeds from borrowings of $533.3 million and repayments of debt for $341.5 million. Borrowings under the Credit Facilities were initially used to pay a $5 per share special dividend, but were subsequently used for working capital, capital expenditures and other general corporate purposes. We paid cash dividends of $235.7 million during the 39 weeks ended October 31, 2015. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for further discussion. In addition, we repurchased shares of common stock for $3.2 million and received excess tax benefits from share-based compensation of $3.9 million. During 2014, we paid cash dividends of $8.9 million, repurchased shares of common stock for $2.9 million, and received excess tax benefits from share-based compensation of $0.9 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our annual report on Form 10-K for the year ended January 31, 2015. There were no material changes to our market risk during the quarter ended October 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

With respect to our risk factor titled “The Securities and Exchange Commission (the “SEC”) Investigation could materially and adversely affect our business, our financial condition and results of operations,” we note that the Company entered into a settlement with the SEC in September 2015. See Note 7of the Notes to the Condensed Consolidated Financial Statements. Other than the change described above, there have been no significant changes in our risk factors from those described in our annual report on Form 10-K for the year ended January 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended October 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
August 2, 2015 - August 29, 2015	10,162	$10.44	10,162	273,975
August 30, 2015 - October 3, 2015	1,803	10.09	1,803	272,172
October 4, 2015 - October 31, 2015	2,877	8.85	2,877	269,295

Total	14,842	$10.09	14,842	269,295

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors. On November 24, 2015, our Board of Directors authorized an additional 500,000 shares for repurchase under our Open Market Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	Employment Agreement, dated September 15, 2015, between Stein Mart, Inc. and David H. Hawkins, incorporated by reference to the Company’s Current Report on Form 8-K dated September 15, 2015

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: December 9, 2015	By:	/s/ Jay Stein
Jay Stein
Chairman of the Board and Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer