Form 10-K
period 2016-01-30
STEIN MART INC
filed 2016-04-11
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 1, 2015 was $317,310,365. For purposes of this response, executive officers and directors are deemed to be affiliates of the registrant and the holdings by non-affiliates was computed as 31,139,388 shares. At March 18, 2016, the Registrant had issued and outstanding an aggregate of 46,375,304 shares of its common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference in Part III.

STEIN MART, INC.

This report contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in Part I, Item 1A under “Risk Factors” and Item 3 under “Legal Proceedings,” in Part II, Item 5 under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and Part II, Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplemetary Data.” Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. In addition, except for historical facts, all information provided in Part II, Item 7A, under “Quantitative and Qualitative Disclosures about Market Risk” should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on beliefs and assumptions of the Company’s management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to publicly update or revise its forward-looking statements in light of new information, future events or otherwise. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Headquartered in Jacksonville, Florida, Stein Mart is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store. Our focused assortment of merchandise features current season, moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions, all offered at prices competitive with off-price retail chains. Begun in the early 1900’s as a single store in Greenville, Mississippi, we operated 278 stores in 30 states and an internet store as of January 30, 2016. Stein Mart, Inc. became a Florida corporation in 1992. Prior to 1992, Stein Mart, Inc. was incorporated in Mississippi.

As used herein, the terms “we,” “our,” “us,” “Stein Mart” and the “Company” refer to Stein Mart, Inc., a Florida corporation, and our wholly-owned subsidiaries.

KEY STRATEGIC OBJECTIVES

Our mission is to provide current season, first-quality fashion apparel, shoes, accessories and home fashion merchandise at prices comparable to off-price retail chains in a convenient, attractive, easy-to-shop location. We believe our success and future growth will depend on the consistent execution of the following:

•	Having a desirable, current season assortment of designer, brand name, exclusive and proprietary fashion apparel, accessories and home fashion merchandise,

•	Sourcing a wide range of key brands and maintaining strong partnerships with the vendors representing those brands,

•	Offering everyday low prices on fashion merchandise through buying methodologies and low cost operations,

•	Attracting repeat and new customers through marketing and advertising programs,

•	Having an attractive store appearance, appealing merchandise presentation and on-demand customer service, similar to a department or specialty store,

•	Opening new and maintaining current locations in regional, community and neighborhood shopping centers serving a more affluent customer, and

•	Building and growing our e-commerce business.

TARGET CUSTOMER

Our target customers are women over 45 years old who are both style conscious and value seeking. She is typically married and college educated. She may be multi-cultural, works at least part-time in a professional position and has above-average household income.

MERCHANDISING, PURCHASING AND PRICING

Our fashion assortment is driven primarily by seasonal fashion trends and a focus on name brand and designer merchandise complemented by a select program of private label and proprietary/exclusive merchandise. In 2015, approximately 10% of our sales were from private label or proprietary/exclusive merchandise. We merchandise our stores based on individual store selling characteristics, seasonal buying fluctuations and regional preferences while maintaining mostly consistent assortments from store to store.

Our merchants purchase products from approximately 1,200 vendors. One of our vendors accounted for approximately 5% of our total purchases during 2015. We buy a majority of our merchandise at the same time and from many of the same manufacturers as traditional department/specialty stores although we generally do not require the same level of front and back-end vendor concessions, such as advertising allowances, return privileges and markdown allowances, which are common and significant in the department store industry. As a result, we believe that our buyers are able to negotiate more favorable upfront pricing terms from vendors. We also purchase merchandise opportunistically when we believe a combination of the product and the price makes it a compelling addition to our assortment. In both instances, we pass our savings on to our customers through everyday low pricing targeted to be competitive with off-price retail chains.

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

The following table reflects the percentage of our sales by major merchandise category, including shoe department sales, for the fiscal years indicated:

	2015	2014	2013
Ladies’ and Boutique apparel	46%	45%	45%
Ladies’ accessories	11%	11%	11%
Men’s	19%	19%	20%
Home	13%	13%	13%
Shoes	7%	7%	7%
Other	4%	5%	4%

	100%	100%	100%

LOCATIONS, GROWTH STRATEGY AND STORE APPEARANCE

On January 30, 2016, we operated 278 stores in 30 states and an internet store. Our stores are located in the Northeast, Midwest, Southeast, Texas and the Southwest. We are most fully concentrated in the Southeast and Texas where 186 of our stores are located. Most locations are in neighborhood, community and regional shopping centers frequented by a more affluent customer. Our optimal co-tenants within these shopping centers cater to a similar target customer and include highly-frequented retail formats such as other apparel retailers, higher-end grocers and restaurants. All Stein Mart locations, including the corporate headquarters and distribution centers, are leased.

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

E-COMMERCE

We sell merchandise offerings on www.steinmart.com. The website allows customers to make online purchases of much of the same product offered in our stores along with some online exclusive products. The website also provides information for customers regarding store locations, brands, products and selected sales promotion activity. Visitors to our website may apply for our credit card, sign up to be Preferred Customers, sign up for email notifications, and purchase gift cards. Internet sales in 2015 amounted to approximately 1.7% of our total sales. Internet sales in 2014 were 1% of total sales and less than 1% of our total sales in 2013. The warehousing and distribution for e-commerce is managed by a third-party provider and, in some cases, our vendors.

CUSTOMER SERVICE

Our stores offer many services typically found in better department or specialty stores, such as merchandise locator service, a Preferred Customer program, co-branded and private label credit card programs, and electronic gift cards. Each store is staffed with a number of sales associates to provide on-demand customer service. Our stores have their own Boutique, generally staffed by specially-recruited consultants. We believe this staffing approach adds credibility and fashion integrity to the department.

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

STEIN MART CREDIT CARDS

Stein Mart has both Co-Branded MasterCard and Private Label Credit Cards available for our customers based on credit approvals. These cards are issued by our business partner, Synchrony Financial, who bears all credit risk. Synchrony Financial provides us certain direct financial benefits based on sales on the card and other factors.

Stein Mart Credit Card holders receive advance notice of sales events and special promotional offers including Extra Savings Events which occur periodically throughout the year and provide incremental savings on purchases made with the Stein Mart Credit Card during these events. Stein Mart Co-Branded Credit Card holders also participate in the credit card rewards program, which provides for an incentive in the form of reward certificates based on their cumulative purchases made on the credit card.

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

DISTRIBUTION

Our logistics network (“supply chain”) consists of consolidation centers (“CC’s”) located in the Atlanta, Los Angeles and New Jersey areas, and store distribution centers (“SDC’s”) located in the Atlanta, Dallas, and Los Angeles areas. Approximately 55% of the vendor shipments are aggregated at the CC’s and then shipped to the SDC’s with the remaining 45% moving directly from vendors to SDC’s. The SDC’s receive, check and prepare the merchandise to ensure it is floor ready for our stores. The SDC’s are automated and virtually all of our vendors are electronic data interchange (“EDI”) capable so we are able to cross-dock a high percentage of our receipts. Store deliveries are made by contract carriers once or twice a week depending on location and store volume. The New Jersey CC is the only facility managed by a third-party logistics provider.

EMPLOYEES

As of January 30, 2016, our work force consisted of approximately 11,000 employees (5,700 40-hour equivalent employees). Each of our stores employs an average of 37 persons. The number of employees fluctuates during the year based on the particular selling season.

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

Our sales and operating results are affected by consumer sensitivity to economic conditions and world events. The retail apparel business is dependent upon consumer spending and, as a fashion retailer, we rely on the expenditure of discretionary income for most, if not all, of our sales. Economic factors impacting consumer confidence and levels of consumer spending include levels of employment, the housing market, the stock market, prevailing interest rates, tax policies, personal bankruptcies, energy costs and availability and cost of credit. Consumer confidence is also affected by both domestic and international events. Deterioration in the level of consumer spending could have a material adverse effect on our results of operations.

We face intense competition in the retail industry. We face intense competition for customers from department stores, specialty stores, regional and national off-price retail chains and internet and mail-order retailers. Many of these competitors are larger and have significantly greater financial and marketing resources than we do. In addition, many department stores and other competitors have become more promotional and have reduced their price points. Certain department stores and certain of our vendors have opened outlet stores which offer merchandise at prices that are competitive with ours. Many of our competitors have significant internet sales. While we maintain an internet site, our internet sales currently comprise approximately 1.7% of our total sales. If we fail to successfully compete, our profitability and results of operations could be adversely affected.

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

Our ability to sustain profitable growth is subject to our successfully implementing strategic plans. The success of our strategic plans is also dependent on the skills, experience, and efforts of our management and other associates and our success with third parties. Additional charges may be required if we are unable to successfully implement our plans or if we adopt new strategies for the future. There is no assurance that we will be able to successfully implement these strategic initiatives or that the implementation of changes will result in the benefits or costs savings at the levels that we anticipate or at all, which may result in an adverse impact on our business and financial results.

Our advertising, marketing and promotional strategies may be ineffective. Our profitability and results of operations may be materially affected by the effectiveness and efficiency of our marketing expenditures and our ability to select the right markets and media in which to advertise. In particular, we may not be successful in our efforts to create greater awareness of our stores and promotions, identify the most effective and efficient level of spending in each market and specific media vehicle, or determine the appropriate creative message and media mix for our advertising, marketing and promotional expenditures. While we utilize different types of media, newspapers are an important delivery vehicle for run of press promotional advertising and circular insertions. The newspaper business is under increasing economic pressure, and the demise of certain newspapers would jeopardize an important distribution method for our advertising. As readers shift away from newspapers, our success will depend more on our effective use of other forms of media for our advertising, marketing and promotional strategies. Our planned marketing expenditures may not result in increased revenues.

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

Under-performing stores can result in charges and expenses. If individual stores underperform to the point that their future estimated cash flows will not cover our undepreciated fixed asset investment, we take an impairment charge. We also close certain under-performing stores, generally based on the lack of store profitability. Such closures subject us to costs, including lease termination payments and the write-down of leasehold improvements, equipment, furniture, fixtures and inventory. For early terminations, we may incur charges for asset writedowns and remain liable for future lease obligations which could adversely affect our profitability and results of operations.

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

We are dependent on certain key personnel and our ability to attract and retain qualified employees and increases in the cost of employee compensation and benefits could impact our financial results and cash flows. Our business is dependent on attracting and retaining quality employees. Many of our employees are in entry level or part-time positions with historically high rates of turnover. We also face challenges in recruiting and retaining talent in other areas, including management, accounting and information technology for reasons such as talent availability in our geographic areas and otherwise. Our ability to meet our labor needs while controlling our labor costs, including hourly wages and costs of providing retirement, health and other employee benefits, and hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs, including health care legislation.

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

Failure of information technology could disrupt operations and harm our business. The operation of our business and the effective execution of our merchandising and distribution strategies as well as our financial reporting processes are dependent in large measure on the effectiveness of our information technology systems as well as those of external service providers. The reliability and capacity of these information technology systems are critical and any disruptions affecting these information technology systems may have a material adverse impact on our business.

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

A single third-party provider created, operates and maintains our e-commerce website operations, and disruptions with the provider or in the services it provides to us could adversely affect our reputation, operations or financial results. We have contracted with a single third party to create, operate and host our e-commerce website and provide related order fulfillment and customer service. We rely on that party’s operational, privacy and security procedures and controls to operate and host our e-commerce business. Failure by such third party to adequately service these aspects of our e-commerce business could result in a prolonged disruption that affects our customers’ ability to utilize our website or receive product in a timely manner. As a result, we may lose customer sales and/or experience increased costs, which could affect our reputation, operations or financial results. In addition, the e-commerce operations also involve other risks that could have an impact on our results of operations including but not limited to diversion of sales from our physical stores, liability for online content, credit card fraud and risks related to the failure of the computer systems that operate the website and its related support systems, any of which could have an adverse effect on our business.

Acts or threats of terrorism, violence or unfavorable political conditions could harm our business. Acts of terrorism or war may disrupt commerce and undermine consumer confidence, which could negatively impact our sales by causing consumer spending to decline. Also, an act of terrorism or war, or the threat thereof, could negatively impact our business by interfering with our ability to obtain merchandise from vendors. Inability to obtain merchandise from our vendors or substitute suppliers at similar costs in a timely manner could have a material adverse effect on our operating results and financial condition.

Failure to comply with legal and regulatory requirements may adversely impact our business and results of operations. Our business is subject to many legal and regulatory requirements, including, among others, employment, trade, healthcare, tax, securities and privacy laws and regulations. Our policies, procedures and internal controls are designed to help us comply with all applicable laws; however, the current high level of regulatory changes across many different areas and jurisdictions has led, and may continue to lead, to substantial new regulations and disclosure obligations. Additional legal or regulatory requirements or more stringent interpretations of applicable requirements could increase the complexity of the regulatory environment in which we operate and the cost of compliance. Failure to comply with the various laws and regulations, as well as changes in laws and regulations, could have an adverse impact on our reputation, operations or financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Stores

The following table summarizes our store count activity during the last three fiscal years:

	2015	2014	2013
Stores at beginning of year	270	264	263
Stores opened during the year	10	9	4
Stores closed during the year	(2)	(3)	(3)

Stores at end of year	278	270	264

As of January 30, 2016, our stores operated in the following 30 states:

State	Number of Stores
Alabama	8
Arizona	11
Arkansas	2
California	26
Colorado	3
Florida	43
Georgia	14
Illinois	4
Indiana	7
Kansas	2
Kentucky	2
Louisiana	8
Massachusetts	1
Michigan	2
Mississippi	6

State	Number of Stores
Missouri	3
Nevada	5
New Jersey	5
New Mexico	1
New York	4
North Carolina	20
Ohio	8
Oklahoma	4
Pennsylvania	4
South Carolina	12
Tennessee	12
Texas	44
Utah	1
Virginia	15
Wisconsin	1

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

As of January 30, 2016, we leased the following additional facilities:

Facility	Location	Square Feet
Distribution Center/Warehouse	Lithia Springs, Georgia	342,000
Distribution Centers:	Ontario, California	91,000
	Grand Prairie, Texas	99,000

We also lease our 109,000 square foot corporate headquarters in Jacksonville, Florida.

As of January 30, 2016, the current terms of our 278 stores (assuming we exercise all lease renewal options) were as follows:

Years Lease Term Expire	Number of Leases Expiring
2016	1
2017-2020	11
2021-2025	52
2026-2030	72
2031 and later	142

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various routine legal proceedings incidental to the conduct of our business. Management, based upon the advice of outside legal counsel, does not believe that these routine legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows. Also see Note 9 of the Notes to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Related Matters

Our common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “SMRT”. On March 18, 2016, there were 826 shareholders of record. The following table sets forth the high and low sales prices of our common stock per NASDAQ and our quarterly cash dividends per common share for each quarter in the years ended January 30, 2016 and January 31, 2015:

	2015			2014
	High	Low	Dividend	High	Low	Dividend
First Quarter	$16.65	$11.62	$5.075	$14.78	$11.53	$0.050
Second Quarter	12.20	9.77	0.075	14.36	11.56	0.075
Third Quarter	11.48	8.45	0.075	13.91	11.25	0.075
Fourth Quarter	9.15	6.07	0.075	15.45	12.85	0.075

Dividends

In 2015, we paid a special dividend of $5 per common share on February 27, 2015 and a quarterly dividend of $0.075 per common share on April 17, 2015, July 17, 2015, October 16, 2015 and January 15, 2016. In 2014, we paid a quarterly dividend of $0.05 per common share on April 18, 2014 and $0.075 per common share on July 18, 2014, October 17, 2014 and January 16, 2015.

On March 15, 2016, the Company announced that its Board of Directors declared a quarterly dividend of $0.075 per common share which will be paid on April 15, 2016 to shareholders of record on April 1, 2016.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the quarter ended January 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1) (2)
November 1, 2015 - November 28, 2015	593	7.37	593	268,702
November 29, 2015 - January 2, 2016	1,517	7.55	1,517	767,185
January 3, 2016 - January 30, 2016	46,311	7.36	46,311	720,874

Total	48,421	$7.36	48,421	720,874

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors. For the quarter ended January 30, 2016, all shares purchased related to withholding taxes due on the vesting of employee stock awards.
(2)	On November 30, 2015 the Board of Directors authorized the repurchase of 500,000 shares of our common stock in addition to amounts previously authorized.

Performance Graph

The following graph compares the cumulative five-year shareholder return on our common stock with the cumulative total return to the NASDAQ Composite Index and the S&P 500 Apparel Retail Index. The comparison assumes $100 was invested at the beginning of the five year period in Stein Mart, Inc. stock and in each of the indices shown and assumes reinvestment of any dividends.

	1/29/2011	1/28/2012	2/2/2013	2/1/2014	1/31/2015	1/30/2016
Stein Mart, Inc.	$100.0	$93.2	$124.7	$176.8	$200.4	$184.4
NASDAQ Composite	100.0	105.9	121.1	158.4	181.1	182.3
S&P 500 Apparel Retail	100.0	131.8	177.8	205.9	259.8	279.4

* * * * *

The stock performance graph should not be deemed filed or incorporated by reference into any other filings made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA (Dollars in Thousands, Except Per Share and Per Square Foot Data)

Consolidated Statement of Operations Data:

	2015	2014	2013	2012 (1)	2011
Net sales	$1,359,901	$1,317,677	$1,263,571	$1,232,366	$1,177,951
Cost of merchandise sold	974,614	930,941	896,218	889,736	858,335

Gross profit	385,287	386,736	367,353	342,630	319,616
Selling, general and administrative expenses	343,724	342,027	326,520	306,407	287,184

Operating income	41,563	44,709	40,833	36,223	32,432
Interest expense, net	3,283	266	265	225	286

Income before income taxes	38,280	44,443	40,568	35,998	32,146
Income tax expense	14,569	17,537	15,013	10,971	12,215

Net income	$23,711	$26,906	$25,555	$25,027	$19,931

Basic income per share	$0.52	$0.60	$0.58	$0.57	$0.45
Diluted income per share	$0.51	$0.59	$0.57	$0.57	$0.44
Cash dividends paid per share	$5.30	$0.275	$0.15	$1.00	$—
Consolidated Operating Data:
Stores open at end of period	278	270	264	263	262
Sales per store including gross shoe department (1)(2)(4)	$5,215	$5,217	$5,085	$4,949	$4,793
Sales per store including net shoe department (2)(3)(4)	$4,900	$4,911	$4,783	$4,652	$4,500
Sales per square foot including gross shoe department (1)(2)(4)	$177	$177	$173	$167	$161
Comparable store net sales increase (decrease) (4)	1.0%	3.3%	3.7%	2.7%	(1.1)%
Consolidated Balance Sheet Data:
Working capital	$136,884	$171,140	$160,958	$136,352	$172,898
Total assets	516,225	549,827	524,258	491,709	479,583
Long-term debt	180,150	—	—	—	—
Capital lease obligations/long-term	—	—	—	—	1,480
Total shareholders’ equity	76,317	284,938	264,401	234,034	249,671

(1)	2012 is a 53-week year; all others are 52-week years. Sales per store and sales per square foot for 2012 have been adjusted to exclude the 53rd week.
(2)	These sales per store and sales per square foot amounts include gross shoe department sales, which are reported net in our net sales. Sales per store is calculated by dividing (a) total sales including shoe department gross sales for stores open at the end of the year, excluding stores open for less than 12-months by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot includes shoe department gross sales and selling space and excludes administrative, receiving and storage areas. Internet sales are excluded from the calculation.
(3)	These sales per store amounts include shoe department commissions, which are included in our net sales. Sales per store is calculated by dividing (a) total sales including shoe department net sales for stores open at the end of the year, excluding stores open for less than 12-months by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Internet sales are excluded from the calculation.
(4)	Comparable store sales information for a period reflects stores open throughout that period and for the same 52-week period in the prior year and internet sales, except for the year 2012. Comparable store net sales increase for 2012 compares sales for the 52 weeks ended January 26, 2013 to the 52 weeks ended January 28, 2012. Comparable store sales does not include leased department commissions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

2015 Highlights

Comparable store sales for 2015 increased 1.0% compared to 2014 and total sales increased 3.2%. Net income for 2015 was $23.7 million or $0.51 per diluted share compared to $26.9 million or $0.59 per diluted share for 2014.

Cash and cash equivalents at year-end 2015 was $11.8 million compared to $65.3 million at year-end 2014. Our 2015 balance sheet reflects our increased investment in inventories, capital expenditures of $44.4 million, payment of a special dividend at $5.00 per share and four quarterly dividends at $0.075 per share totaling $239.1 million during 2015.

On February 3, 2015, we entered into a $250 million second amended and restated credit agreement with Wells Fargo Bank (the “New Credit Agreement”) and a $25 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan” and, together with the New Credit Agreement, the “Credit Facilities”). The Credit Facilities replaced the Company’s former $100 million senior secured revolving credit facility.

On February 27, 2015 the Company paid a special cash dividend of $5.00 per common share. The payment made in connection with this dividend was approximately $226 million, and was funded by existing cash and initial borrowings of $185 million on our

$275 million Credit Facilities.

Direct borrowings on our Credit Facilities were $190.2 million at year end 2015. We had no direct borrowings on our revolving credit agreement as of January 31, 2015.

2016 Outlook

For 2016, we expect sales increases to leverage against our efficient expense structure to continue driving earnings, particularly as we add stores.

We expect the following factors to influence our business in 2016:

•	Current 2016 plans are to open at least 12 new stores, relocate two stores and close one store, for an increase of at least 11 net new stores.

•	New stores should increase sales an estimated 4% above our comparable store sales increases for the year.

•	The gross profit rate is expected to be 50 basis points higher than 2015.

•	Selling, general and administrative expenses (“SG&A”) are expected to be approximately $370 million with the increase primarily due to new stores, higher incentive compensation and planned payroll increases.

•	Interest expense is estimated to be about the same as in 2015.

•	The effective tax rate for the year is estimated to be approximately 38.5%.

•	Capital expenditures for 2016 are expected to be approximately $43 million, or $33 million net of tenant improvement allowances.

2013 Change in Accounting Estimate

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

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Income expressed as a percentage of net sales:

	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	71.7%	70.7%	70.9%

Gross profit	28.3%	29.3%	29.1%
Selling, general and administrative expenses	25.3%	26.0%	25.9%

Operating income	3.0%	3.3%	3.2%
Interest expense, net	0.2%	0.0%	0.0%

Income before income taxes	2.8%	3.3%	3.2%
Income tax expense	1.1%	1.3%	1.2%

Net income	1.7%	2.0%	2.0%

2015 Compared to 2014

Net Sales. The following table provides net sales for fiscal 2015 compared to fiscal 2014 (dollar amounts in thousands):

	2015	2014	Increase
Net sales	$1,359,901	$1,317,677	$42,224
Sales percent increase:
Total net sales			3.2%
Comparable store sales			1.0%

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

Gross Profit. The following table compares gross profit for fiscal 2015 to fiscal 2014 (dollar amounts in thousands):

	2015	2014	Decrease
Gross profit	$385,287	$386,736	$(1,449)
Percentage of net sales	28.3%	29.3%	(1.0)%

The gross profit rate decreased primarily due to higher markdowns incurred during the fourth quarter, which included markdowns on remaining fall seasonal inventories which were at higher levels at the end of this year compared to last year, due to lower than planned sales.

Selling, General and Administrative Expenses. The following table compares SG&A for fiscal 2015 to fiscal 2014 (dollar amounts in thousands):

	2015	2014	Increase/ (Decrease)
Selling, general and administrative expenses	$343,724	$342,027	$1,697
Percentage of net sales	25.3%	26.0%	(0.7)%

SG&A increased $1.7 million primarily as the result of higher store selling expenses of $4.2 million due to new stores and planned payroll increases, $2.0 million of lower costs capitalized to inventory, $1.2 million of higher advertising expenses, and $1.1 million of higher ecommerce related expenses. These increases were offset by $4.4 million of lower corporate compensation and benefits,

$4.0 million of lower expenses associated with the SEC investigation as well as higher credit card program income.

Interest Expense. The following table compares interest expense for fiscal 2015 to fiscal 2014 (dollar amounts in thousands):

	2015	2014	Increase
Interest expense	$3,283	$266	$3,017
Percentage of net sales	0.2%	0.0%	0.2%

Interest expense increased due to borrowings in 2015 on our Credit Facilities. Borrowings under the Credit Facilities were initially used to fund part of the $5 per share special dividend.

Income Taxes. The following table compares income tax expense for fiscal 2015 to fiscal 2014 (dollar amounts in thousands):

	2015	2014	Decrease
Income tax expense	$14,569	$17,537	$(2,968)
Effective tax rate (“ETR”)	38.1%	39.5%	(1.4)%

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

Liquidity and Capital Resources

Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors, and our Credit Facilities. See Note 4 of the Consolidated Financial Statements for further discussion of these facilities. Working capital is used to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our investments in working capital are lowest in August and September, after our heavy spring selling season and in February after the holiday selling season. Investments in working capital are highest in April, October and November as we begin procuring and paying for merchandise to support our heavy spring and holiday seasons. As of January 30, 2016, we had cash and cash equivalents of $11.8 million and $190.2 million in borrowings under our Credit Facilities. As of January 31, 2015, we had cash and cash equivalents of $65.3 million and no borrowings. Our cash and cash equivalents decreased materially due to use of such cash to fund a portion of the $5.00 per share special dividend paid in February 2015 and as a result we are now more reliant upon debt to fund our working capital needs.

The following table presents cash flows data for fiscal 2015, fiscal 2014 and fiscal 2013 (dollar amounts in thousands):

Cash provided by (used in):	2015	2014	2013
Operating activities	$38,412	$52,431	$40,066
Investing activities	$(44,365)	$(40,342)	$(36,266)
Financing activities	$(47,531)	$(13,629)	$(4,179)

Cash provided by operating activities

Net cash provided by operating activities was $38.4 million for fiscal 2015 compared to net cash provided by operating activities of $52.4 million for fiscal 2014. The decrease in cash provided by operating activities for 2015 as compared to 2014 was primarily due to lower net income adjusted for other non-cash charges and additional investments in inventory and changes in accounts payable. These decreases were partially offset by changes in prepaid and accrued expenses, with the latter driven by higher accruals for income taxes.

Cash used in investing activities

Net cash used in investing activities included $44.4 million for capital expenditures. Capital expenditures in 2015 include approximately $22 million for opening and remodeling stores, including upgrades to fitting rooms, lighting, flooring and fixtures. The remaining capital amounts are primarily for systems improvements. Capital expenditures in 2014 and 2013 include approximately $14 million and $13 million, respectively, for systems improvements, with the largest portion for our new merchandise information system. The remaining capital amounts in 2014 and 2013 are for opening and remodeling stores.

We expect to invest approximately $43 million in capital expenditures in 2016 with $10 million for continuing information systems upgrades, $11.8 million for store remodels and $17.4 million for new and relocated stores. Each new store requires capital expenditures of approximately $0.5 million for fixtures and equipment, $0.7 million for leasehold improvements, $0.2 million for pre-opening expenses (excluding rent during the pre-opening term) and average $1 million for initial inventory investment (or $0.4 million net of accounts payable). Leasehold improvements generally are either paid for by the landlord or are reimbursed by the landlord through tenant improvement allowances and recognized as a reduction of rent on a straight-line basis over the lease term. Rent during the pre-opening term generally ranges from insignificant to $0.2 million with higher amounts attributable to situations where we have property access during the period we are managing construction.

Cash used in financing activities

Net cash used in financing activities was $47.5 million for fiscal 2015 compared to cash used in financing activities of $13.6 million for fiscal 2014. During 2015, we had proceeds from borrowings of $673.3 million and repayments of debt for $483.1 million. Borrowings under the Credit Facilities were initially used to pay a $5 per share special dividend. We paid cash dividends of $239.1 million during 2015. See Note 8 of the Notes to the Consolidated Financial Statements for further discussion. In addition, we repurchased shares of common stock for $3.6 million, received proceeds from the exercise of stock options of $1.3 million and received excess tax benefits from share-based compensation of $3.9 million. During 2014, we paid cash dividends of $12.3 million, repurchased shares of common stock for $4.1 million, received proceeds from the exercise of stock options of $0.9 million and received excess tax benefits from share-based compensation of $1.9 million.

We had no capital leases in 2015 or 2014. Capital lease payments were $2.2 million for 2013.

Impact of Inflation

Although we expect that our operations will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Contractual Obligations

The following table sets forth our contractual obligations at January 30, 2016 (dollar amounts in thousands):

	Total	Less than 1 Year	1 – 2 Years	3–5 Years	After 5 Years
Operating leases	$492,502	$93,094	$82,385	$177,724	$139,299
Debt	190,233	10,000	10,833	—	169,400

Total	$682,735	$103,094	$93,218	$177,724	$308,699

Other long-term liabilities on the balance sheet include the liability for deferred compensation, deferred taxes, postretirement benefit liability and other long-term liabilities. These items do not have specific due dates, so they are excluded from the preceding table. Our merchandise purchase orders are cancelable, and are therefore not included in the preceding table.

Off-Balance Sheet Arrangements

We have outstanding standby letters of credit totaling $6.4 million securing certain insurance programs at January 30, 2016. If specified conditions were to occur under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, we do not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements that could affect our financial condition.

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

We perform physical inventory counts at all stores once per year, in either the summer or January. Included in the carrying value of merchandise inventories between physical counts is a reserve for estimated shrinkage. That estimate is based on historical physical inventory results. The difference between actual and estimated shrinkage may cause fluctuations in quarterly results, but was not significant in 2015 and 2014.

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

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets (net of deferred rent credits). The amount of the impairment charge is the excess of the carrying value of the asset over its fair value. Impairment reviews are performed for individual stores during the fourth quarter, or more frequently should circumstances change. A significant decrease in cash flows could result in an increase in asset impairment charges. During 2015, 2014 and 2013, we recorded $2.0 million, $1.5 million and $2.2 million, respectively, in asset impairment charges.

Store Closing Costs. We record costs associated with store closing activities when they are incurred, generally the cease-use date. Lease termination costs are recorded net of estimated sublease income that could reasonably be obtained for the properties. In the event we are not successful in subleasing closed store locations, additional store closing costs may be recorded. During 2015, we recorded a nominal amount of store closing costs, net of impairments. During 2014 and 2013, we recorded $1.0 million and $0.1 million, respectively, in store closing charges, net of impairments.

Insurance Reserves. We use a combination of insurance and self-insurance for various risks including workers’ compensation, general liability and associate-related health care benefits. We are responsible for paying the claims that are less than the insured limits. The reserves recorded for these claims are actuarially estimated based on claims filed and claims incurred but not reported. These reserve estimates are adjusted based upon actual claims filed and settled. The estimated accruals for these reserves could be significantly affected if future claims differ from historical trends and other actuarial assumptions. As of January 30, 2016 and January 31, 2015, insurance reserves of $18.2 million and $16.4 million, respectively, were included in Accrued expenses and other current liabilities and Other liabilities in the accompanying Consolidated Balance Sheets. Historically, our actuarial estimates have not been materially different from actual results.

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

We are exposed to interest rate risk primarily through borrowings under our $275 million Credit Facilities, which are at variable rates. Outstanding balances under the Credit Facilities bear interest at a variable rate based on Wells Fargo’s base rate or LIBOR plus 1.00% (2.00% for the Equipment Term loan). We had weighted average borrowings of $154.4 million during fiscal 2015. Based on the average amount outstanding, a 100 basis point change in interest rates would result in an approximate $1.56 million annual change to interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and the Report of Independent Registered Certified Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2016 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective as of January 30, 2016.

The effectiveness of the Company’s internal control over financial reporting as of January 30, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page F-1.

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

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 21, 2016 Annual Meeting of Shareholders.

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

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 21, 2016 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 21, 2016 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table presents information about our common stock that may be issued under equity-based compensation plans as of January 30, 2016:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (in thousands)
Equity compensation plans approved by shareholders	2,363	$5.48	3,221
Equity compensation plans not approved by shareholders	—	—	—

Total	2,363	$5.48	3,221

(1)	The weighted average exercise price does not take into account 1.3 million shares issuable related to restricted stock and performance share awards which have no exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 21, 2016 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 21, 2016 Annual Meeting of Shareholders.

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

STEIN MART, INC.

Date: April 11, 2016	By:	/s/ Dawn H. Robertson
Dawn H. Robertson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of April, 2016.

/s/ Jay Stein	/s/ Susan Falk
Jay Stein	Susan Falk
Chairman of the Board	Director

/s/ John H. Williams, Jr.	/s/ Linda M. Farthing
John H. Williams, Jr.	Linda M. Farthing
Vice Chairman of the Board	Director

/s/ Dawn H. Robertson	/s/ Lisa Galanti
Dawn H. Robertson	Lisa Galanti
Chief Executive Officer and Director	Director

/s/ Gregory W. Kleffner	/s/ Mitchell W. Legler
Gregory W. Kleffner	Mitchell W. Legler
Executive Vice President and Chief Financial Officer	Director

/s/ Brently G. Baxter	/s/ Richard L. Sisisky
Brently G. Baxter	Richard L. Sisisky
Senior Vice President and Controller	Director

/s/ Irwin Cohen	/s/ Burton M. Tansky
Irwin Cohen	Burton M. Tansky
Director	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Stein Mart, Inc.:

We have audited Stein Mart, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stein Mart’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b), Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Stein Mart, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stein Mart, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2016, and our report dated April 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

April 11, 2016

Jacksonville, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Stein Mart, Inc.:

We have audited the accompanying consolidated balance sheets of Stein Mart, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stein Mart, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stein Mart’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

April 11, 2016

Jacksonville, Florida

Certified Public Accountants

Stein Mart, Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	January 30, 2016	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,830	$65,314
Inventories	293,608	285,623
Prepaid expenses and other current assets	18,586	19,340

Total current assets	324,024	370,277
Property and equipment, net	162,954	148,782
Other assets	29,247	30,768

Total assets	$516,225	$549,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,569	$129,924
Current portion of debt	10,000	—
Accrued expenses and other current liabilities	71,571	69,213

Total current liabilities	187,140	199,137
Long-term debt	180,150	—
Deferred rent	41,146	31,284
Other liabilities	31,472	34,468

Total liabilities	439,908	264,889

COMMITMENTS AND CONTINGENCIES (Notes 5 and 9)
Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 100,000,000 shares authorized; 45,814,583 and 44,918,649 shares issued and outstanding, respectively	458	449
Additional paid-in capital	42,801	34,875
Retained earnings	33,337	250,046
Accumulated other comprehensive loss	(279)	(432)

Total shareholders’ equity	76,317	284,938

Total liabilities and shareholders’ equity	$516,225	$549,827

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Income

(In thousands, except for per share amounts)

	Year Ended January 30, 2016	Year Ended January 31, 2015	Year Ended February 1, 2014
Net sales	$1,359,901	$1,317,677	$1,263,571
Cost of merchandise sold	974,614	930,941	896,218

Gross profit	385,287	386,736	367,353
Selling, general and administrative expenses	343,724	342,027	326,520

Operating income	41,563	44,709	40,833
Interest expense, net	3,283	266	265

Income before income taxes	38,280	44,443	40,568
Income tax expense	14,569	17,537	15,013

Net income	$23,711	$26,906	$25,555

Net income per share:
Basic	$0.52	$0.60	$0.58

Diluted	$0.51	$0.59	$0.57

Weighted-average shares outstanding:
Basic	44,754	43,850	43,053

Diluted	45,953	44,749	43,778

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended January 30, 2016	Year Ended January 31, 2015	Year Ended February 1, 2014
Net income	$23,711	$26,906	$25,555
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations (See Note 7):
Other comprehensive income (loss) before reclassifications	137	(181)	199
Amounts reclassified from accumulated other comprehensive income	16	10	9

Comprehensive income	$23,864	$26,735	$25,763

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

					Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount
Balance at February 2, 2013	43,808	$438	$17,491	$216,574	$(469)	$234,034
Net income				25,555		25,555
Other comprehensive income, net of tax					208	208
Common shares issued under stock option plan	450	5	3,958			3,963
Tax withholding payment related to the net share settlement of equity awards			(23)			(23)
Common shares issued under employee stock purchase plan	83	1	692			693
Reacquired shares	(88)	(1)	(1,090)			(1,091)
Issuance of restricted stock, net	299	3	(3)			—
Share-based compensation			7,291			7,291
Tax benefit from equity issuances			429			429
Cash dividends paid ($0.15 per share)				(6,658)		(6,658)

Balance at February 1, 2014	44,552	$446	$28,745	$235,471	$(261)	$264,401

Net income				26,906		26,906
Other comprehensive income, net of tax					(171)	(171)
Common shares issued under stock option plan	27	—	116			116
Tax withholding payment related to the net share settlement of equity awards			(8)			(8)
Common shares issued under employee stock purchase plan	65	—	760			760
Reacquired shares	(320)	(3)	(4,141)			(4,144)
Issuance of restricted stock, net	595	6	(6)			—
Share-based compensation			7,596			7,596
Tax benefit from equity issuances			1,813			1,813
Cash dividends paid ($0.275 per share)				(12,295)		(12,295)
Cash dividends payable				(36)		(36)

Balance at January 31, 2015	44,919	$449	$34,875	$250,046	$(432)	$284,938

Net income				23,711		23,711
Other comprehensive income, net of tax					153	153
Common shares issued under stock option plan	164	2	569			571
Common shares issued under employee stock purchase plan	112	1	767			768
Reacquired shares	(262)	(3)	(3,563)			(3,566)
Issuance of restricted stock, net	882	9	(9)			—
Share-based compensation			6,516			6,516
Tax benefit from equity issuances			3,646			3,646
Cash dividends paid ($5.30 per share)				(239,089)		(239,089)
Cash dividends payable				(1,331)		(1,331)

Balance at January 30, 2016	45,815	$458	$42,801	$33,337	$(279)	$76,317

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended January 30, 2016	Year Ended January 31, 2015	Year Ended February 1, 2014

Cash flows from operating activities:
Net income	$23,711	$26,906	$25,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,873	29,116	27,752
Share-based compensation	6,516	7,596	7,291
Store closing charges (benefits)	7	25	(50)
Impairment of property and other assets	2,008	1,480	2,210
Loss on disposal of property and equipment	167	319	701
Deferred income taxes	(5,121)	1,201	(666)
Tax benefit from equity issuances	3,646	1,813	429
Excess tax benefits from share-based compensation	(3,932)	(1,942)	(1,134)
Changes in assets and liabilities:
Inventories	(7,985)	(24,106)	(18,172)
Prepaid expenses and other current assets	806	5,096	(4,182)
Other assets	2,045	(3,114)	(708)
Accounts payable	(24,438)	(1,237)	189
Accrued expenses and other current liabilities	(316)	4,307	(1,465)
Other liabilities	11,425	4,971	2,316

Net cash provided by operating activities	38,412	52,431	40,066

Cash flows from investing activities:
Net acquisition of property and equipment	(44,365)	(40,231)	(36,266)
Change in cash surrender value of life insurance	—	(111)	—

Net cash used in investing activities	(44,365)	(40,342)	(36,266)

Cash flows from financing activities:
Proceeds from borrowings	673,312	—	—
Repayments of debt	(483,079)	—	—
Debt issurance costs	(380)	—	—
Cash dividends paid	(239,089)	(12,295)	(6,658)
Capital lease payments	—	—	(2,197)
Excess tax benefits from share-based compensation	3,932	1,942	1,134
Proceeds from exercise of stock options and other	1,339	868	4,633
Repurchase of common stock	(3,566)	(4,144)	(1,091)

Net cash used in financing activities	(47,531)	(13,629)	(4,179)

Net decrease in cash and cash equivalents	(53,484)	(1,540)	(379)
Cash and cash equivalents at beginning of year	65,314	66,854	67,233

Cash and cash equivalents at end of year	$11,830	$65,314	$66,854

Supplemental disclosures of cash flow information:
Income taxes paid	$13,116	$10,556	$17,167
Interest paid	3,033	345	273
Accruals and accounts payable for capital expenditures	4,148	2,293	2,500

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

1.	Summary of Significant Accounting Policies and Other Information

As of January 30, 2016 we operated a chain of 278 retail stores in 30 states and an internet store that offers the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains.

As used herein, the terms “we”, “our”, “us”, “Stein Mart” and the “Company” refer to Stein Mart, Inc. and its wholly-owned subsidiaries, Stein Mart Buying Corp. and Stein Mart Holding Corp.

Consolidation. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts have been eliminated in consolidation.

Fiscal Year End. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2015, 2014 and 2013 ended on January 30, 2016, January 31, 2015, and February 1, 2014, respectively. Fiscal 2015, 2014 and 2013 included 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

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

Cash and Cash Equivalents. Included in cash and cash equivalents are cash on hand in the stores, deposits with banks and amounts due from credit card transactions with settlement terms of five days or less. Credit and debit card receivables included within cash were $9.1 million at January 30, 2016 and January 31, 2015. We have historically had money market fund investments classified as cash equivalents, which are Level 1 assets because fair value is based on readily available market prices. The fair value of these assets was $53.7 million at January 31, 2015. We did not have money market fund investments at January 30, 2016.

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

We perform physical inventory counts at all stores once per year, in either the summer or January. Included in the carrying value of merchandise inventories between physical counts is a reserve for estimated shrinkage. That estimate is based on historical physical inventory results. The difference between actual and estimated shrinkage may cause fluctuations in quarterly results but was not significant in 2015 and 2014.

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

As the Company’s primary debt obligations are variable rate, there are no significant differences between the estimated fair value (Level 2 measurements) and the carrying value of the Company’s debt obligations at January 30, 2016. The Company did not have outstanding debt at January 31, 2015.

Store Closing Costs. We follow the guidance in ASC Topic 420, Exit or Disposal Cost Obligations, to record store closing costs. ASC Topic 420 requires the recognition of costs associated with exit or disposal activities when they are incurred, generally the cease-use date. Lease termination costs are recorded net of estimated sublease income that could reasonably be obtained for the properties.

Accounts Payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts in excess of cash balances in such accounts of approximately $7.5 million and $26.0 million at January 30, 2016 and January 31, 2015, respectively. The Company includes the change in book cash overdrafts in operating cash flows.

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

Comprehensive Income. Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that, under generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from net income. Accumulated other comprehensive loss in 2015 and 2014, includes changes in postretirement benefits. See Note 7 for further discussion.

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

In 2015, 2014 and 2013, we recognized $1.4 million, $1.1 million and $1.0 million, respectively, of breakage income on unused gift and merchandise return cards. Breakage income is recognized when the likelihood of the card being redeemed by the customer is remote and we have determined that there is no legal obligation to remit card balances to relevant jurisdictions. We follow the Redemption Recognition Method to account for breakage of unused cards where breakage is recognized as cards are redeemed for the purchase of merchandise based upon a historical breakage rate over an estimated redemption period. Breakage income is recorded within selling, general and administrative expenses (“SG&A”) in the Consolidated Statements of Income.

Co-Brand and Private Label Credit Card Programs. We offer a co-branded credit card and a private label credit card under the Stein Mart brand. These cards are issued by a third-party bank, Synchrony Bank (“Synchrony”), formerly GE Capital Retail Bank. Synchrony extends credit directly to cardholders and provides all servicing for the credit card accounts and bears all credit and fraud losses. Once a card is activated, the co-branded credit card customers are eligible to participate in the credit card rewards program, which provides for an incentive to cardholders in the form of reward certificates upon the cumulative purchase of an established amount. Stein Mart cardholders also receive special promotional offers and advance notice of in-store sales events. In 2015, 2014 and 2013, we recognized $5.6 million, $4.8 million and $2.9 million, respectively, of income from these programs which are recorded within SG&A in the Consolidated Statements of Income. See Note 13 for further discussion.

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

Advertising Expense. Advertising costs are expensed as incurred. Advertising expenses of $57.5 million, $56.3 million and $54.0 million are reflected in SG&A in the Consolidated Statements of Income for 2015, 2014 and 2013, respectively.

Income Taxes. We follow the guidance in ASC Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized. See Note 6 for further discussion.

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

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following table presents the calculation of basic and diluted EPS (shares in thousands):

	2015	2014	2013
Basic EPS:
Net income	$23,711	$26,906	$25,555
Income allocated to participating securities	368	511	677

Net income available to common shareholders	$23,343	$26,395	$24,878

Basic weighted-average shares outstanding	44,754	43,850	43,053

Basic EPS:	$0.52	$0.60	$0.58

Diluted EPS:
Net income	$23,711	$26,906	$25,555
Income allocated to participating securities	414	506	670

Net income available to common shareholders	$23,297	$26,400	$24,885

Basic weighted-average shares outstanding	44,754	43,850	43,053
Incremental shares from share-based compensation plans	1,199	899	725

Diluted weighted-average shares outstanding	45,953	44,749	43,778

Diluted EPS:	$0.51	$0.59	$0.57

Options to acquire shares and performance share awards totaling approximately 0.3 million, 0.1 million and 0.2 million shares of common stock that were outstanding during 2015, 2014 and 2013, respectively, were not included in the computation of diluted EPS as they had exercise prices greater than the average market price of the common shares. Inclusion of these shares would have been anti-dilutive.

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

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. This guidance was deferred by ASU No. 2015-14, issued by the FASB in August 2015, and is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016. We have the option to apply the provisions of ASU No.
2014-09 either retrospectively to each prior reporting period presented or with the cumulative effect of applying this ASU recognized at the date of initial application. We are currently evaluating the impact the adoption of this ASU will have on the our consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

In 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). ASU No. 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU No. 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of ASU No. 2014-15 is not expected to have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 states that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation will result in debt issuance cost being presented the same way debt discounts have historically been handled. ASU No. 2015-03 does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We adopted this new guidance in 2016. This new guidance reduced total assets and total long-term debt on our consolidated balance sheets by amounts classified as deferred debt issuance costs.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40). The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-05 is not expected to have a significant impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes (Subtopic 740). The pronouncement was issued to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The pronouncement is effective for reporting periods beginning after December 15, 2016. Early application is permitted as of the beginning of an interim or annual period. We adopted ASU 2015-7 in the fourth quarter of 2015. The adoption of this ASU was applied retrospectively to the periods presented in the Consolidated Financial Statements. As a result of the adoption, we reclassified approximately $3.1 million of federal current deferred tax assets (in prepaid expenses and other current assets) to noncurrent deferred tax liabilities (in other liabilities) in the 2014 Consolidated Balance Sheet, resulting in a net decrease in total assets and total liabilities. Additionally, we reclassified the remaining $0.2 million of current state deferred tax assets to noncurrent assets. The retrospective adoption of this ASU is also reflected in the deferred tax section of Note 6. The adoption of ASU 2015-17 is not expected to have any additional impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

2.	Property and Equipment, Net

Property and equipment, net consists of the following:

	January 30, 2016	January 31, 2015
Fixtures, equipment and software	$233,124	$215,662
Leasehold improvements	120,782	99,766

	353,906	315,428
Accumulated depreciation and amortization	(190,952)	(166,646)

Property and equipment, net	$162,954	$148,782

During 2015, 2014 and 2013, we recorded asset impairment charges in SG&A of $2.0 million, $1.5 million and $2.2 million, respectively, to reduce the carrying value of fixtures, equipment and leasehold improvements held for use and certain other assets in under-performing or closing stores to their respective estimated fair value. The 2013 impairment charges also included write-off of certain information technology assets that were replaced.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Store assets are considered Level 3 assets in the fair value hierarchy as the inputs for calculating the fair value of these assets are based on the best information available, including prices for similar assets.

3.	Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows:

	January 30, 2016	January 31, 2015
Compensation and employee benefits	$11,600	$12,519
Unredeemed gift and merchandise return cards	11,310	10,614
Property taxes	12,286	12,805
Accrued vacation	7,306	7,241
Other	29,069	26,034

Accrued expenses and other current liabilities	$71,571	$69,213

4.	Debt

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

Long-term debt consisted of the following at January 30, 2016:

Revolving credit facility	$169,400
Equipment term loan	20,833

Total debt	190,233
Current maturities	(10,000)
Debt issuance costs	(83)

Long-term debt	$180,150

The aggregate maturities of long-term debt subsequent to January 30, 2016 for the following fiscal years:

2016	$10,000
2017	10,833
2018	—
2019	—
2020	—
Thereafter	169,400

Total	$190,233

The total amount available for borrowings under the Credit Agreement is the lesser of $250 million or 100% of eligible credit card receivables and the Net Recovery Percentage of inventories less reserves. At January 30, 2016, in addition to outstanding borrowings under the Credit Agreement, the Company had $6.4 million of outstanding letters of credit. Our unused availability under the Credit Agreement was $74.2 million at January 30, 2016.

The Credit Facilities contain customary representations and warranties, affirmative and negative covenants (including, in the Credit Agreement, the requirement of a 1 to 1 consolidated fixed charge coverage ratio upon the occurrence and during the continuance of any Covenant Compliance Event, as defined in the Credit Agreement), and events of default for facilities of this type and are cross-collateralized and cross-defaulted. Collateral for the Credit Facilities consists of substantially all of our personal property. Wells Fargo Bank has a first lien on all collateral other than equipment and Wells Fargo Equipment Finance has a first lien on equipment. At January 30, 2016, we were in compliance with all debt covenants.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Borrowings under the Credit Agreement shall be either Base Rate Loans or LIBO Rate Loans. LIBO Rate Loans bear interest equal to the Adjusted LIBO Rate plus the Applicable Margin (125 to 175 basis points) depending on the Quarterly Average Excess Availability. Base Rate Loans bear interest equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Adjusted LIBO Rate plus 1.00%, or (c) the Wells Fargo “prime rate,” plus the Applicable Margin (25 to 75 basis points).

Borrowings under the Equipment Term Loan bear interest at the LIBO Rate plus 2%.

The weighted average interest rate for amounts outstanding under the Credit Agreement and Equipment Term Loan were 1.98% and 2.43%, respectively, as of January 30, 2016.

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

Rent expense is as follows:

	2015	2014	2013
Minimum rentals	$86,572	$79,054	$73,594
Contingent rentals	373	877	1,013

Rent expense	$86,945	$79,931	$74,607

At January 30, 2016, future contractual minimum lease payments under operating leases are:

2016	$93,094
2017	82,385
2018	69,506
2019	59,266
2020	48,952
Thereafter	139,299

Total	$492,502

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

6.	Income Taxes

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

	January 30, 2016	January 31, 2015
Deferred income tax assets:
Employee benefit expense	$13,427	$13,648
Inventory	912	—
Deferred rents	15,636	11,888
Net operating loss carryforwards in certain states	163	177
Other	4,844	5,679

Total deferred income tax assets	$34,982	$31,392

Deferred income tax liabilities:
Property and equipment	$(35,038)	$(33,681)
Inventory	—	(2,652)
Other	(1,331)	(1,281)

Total deferred income tax liabilities	(36,369)	(37,614)

Net deferred income tax liabilities	$(1,387)	$(6,222)

As of January 30, 2016, we had net operating losses (“NOL”) carryforwards for state income tax purposes of $1.9 million that will begin to expire in 2023.

Deferred tax assets (liabilities) are reflected on the Consolidated Balance Sheets as follows:

	January 30, 2016	January 31, 2015
Non-current deferred tax assets (included in other assets)	$408	$129
Non-current deferred tax liabilities (included in other liabilities)	(1,795)	(6,351)

Net deferred tax liability	$(1,387)	$(6,222)

The components of income tax expense (benefit) are as follows:

	2015	2014	2013
Current:
Federal	$18,298	$15,475	$14,466
State	1,392	861	1,213

	19,690	16,336	15,679

Deferred:
Federal	(4,820)	499	(597)
State	(301)	702	(69)

	(5,121)	1,201	(666)

Income tax expense	$14,569	$17,537	$15,013

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

During 2015, 2014 and 2013, we realized tax benefits of $3.6 million, $1.8 million and $0.4 million, respectively, related to share-based compensation plans that were recorded to additional paid-in-capital. Income tax expense differs from the amount of income tax determined by applying the statutory U.S. corporate tax rate to pre-tax amounts due to the following items:

	2015	2014	2013
Federal tax at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.7%	3.8%	2.8%
Permanent differences and other	(0.6)%	0.7%	(0.8)%

Effective tax rate	38.1%	39.5%	37.0%

The effective tax rate (“ETR”) represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns, adjusted for the impact of permanent differences.

The following is a reconciliation of the change in the amount of unrecognized tax benefits:

	2015	2014	2013
Beginning balance	$341	$468	$631
Decreases due to:
Settlements	(99)	—	—
Lapse of statutes of limitations	—	(127)	(163)

Ending balance	$242	$341	$468

As of January 30, 2016, there were no unrecognized tax benefits (“UTBs”) that, if recognized, would affect the ETR. We recognize interest and penalties related to UTBs in income tax expense. During 2015, 2014, and 2013, the amount of interest and penalties related to UTBs was insignificant. The total amount of accrued interest and accrued penalties related to UTBs as of January 30, 2016, January 31, 2015 and February 1, 2014 was also insignificant. UTB’s decreased in 2015, 2014 and 2013 due to settlements and lapse of statues of limitations.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the tax years 2013 and 2014. The Company’s state tax returns are open to audit under statutes of limitations for the tax years 2010 through 2014.

7.	Employee Benefit Plans

We have a defined contribution retirement plan (a 401(k) plan) covering employees who are at least 21 years of age, have completed at least one year of service and who work at least 1,000 hours annually. Under the profit sharing portion of the plan, we can make discretionary contributions which vest at a rate of 20% per year after two years of service. During 2015, 2014 and 2013, we matched 50% of an employee’s voluntary pre-tax contributions up to a maximum of 4% of an employee’s compensation. Our matching portion vests in accordance with the plan’s vesting schedule. Our contributions to the retirement plan, net of forfeitures, were $1.8 million for both 2015 and 2014 and $1.5 million for 2013, and are included in SG&A.

We have an executive deferral plan providing officers, key executives and director-level employees with the opportunity to defer receipt of salary, bonus and other compensation. The plan allows for us to make discretionary contributions. During 2015 and 2014, we matched contributions up to 10% of salary and bonuses deferred at a rate of 75% for officers and key executives and a rate of 37.5% for directors. During 2013, we matched contributions up to 10% of salary and bonuses deferred at a rate of 100% for officers and key executives and a rate of 50% for directors.

Matching contributions and related investment earnings for the executive deferral plan vest at 20% per year in each of years four through eight, at which time a participant is fully vested. The executive deferral plan liability was $13.4 million and $13.6 million at January 30, 2016 and January 31, 2015, respectively, and is included in other liabilities in the Consolidated Balance Sheets. In 2015, forfeitures exceeded expense for this plan, resulting in $0.1 million of income. The expense for this plan, net of forfeitures, was $0.1 million and $0.6 million in 2014 and 2013, respectively.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

We provide an executive split-dollar life insurance benefit which provides officers, key executives and director-level employees with pre-retirement life insurance benefits based upon three to five times the current annual compensation. The discount rate used to determine the benefit obligation was 4.15% and 3.45% as of January 30, 2016 and January 31, 2015, respectively.

The post-retirement benefit obligations included in other liabilities in the Consolidated Balance Sheets were $1.7 million and $1.8 million for 2015 and 2014, respectively.

The net periodic post-retirement benefit costs for 2015, 2014 and 2013 were insignificant.

Amounts included in accumulated other comprehensive income (loss) consisted of:

	January 30, 2016	January 31, 2015	February 1, 2014
Total net actuarial gain (loss)	$68	$(118)	$(79)

In connection with the executive deferral and executive split-dollar life insurance plans, whole life insurance contracts were purchased on the related participants. At January 30, 2016 and January 31, 2015, the cash surrender value of these policies was $18.5 million and is included in other assets in the Consolidated Balance Sheets.

We have a noncontributory executive retiree medical plan wherein eligible retired executives may continue their pre-retirement medical, dental and vision benefits through age 65. The postretirement benefit liability was $0.8 million at January 30, 2016 and $0.7 million at January 31, 2015. Accumulated other comprehensive loss on the Consolidated Balance Sheets includes income of $0.1 million and loss of $0.2 million for this plan at January 30, 2016 and January 31, 2015, respectively. The expense recorded in net income for 2015, 2014 and 2013 was insignificant.

8.	Shareholders’ Equity

Dividend

In 2015, we paid a special cash dividend of $5.00 per common share on February 27, 2015 and four quarterly dividends of $0.075 per common share on April 17, 2015, July 17, 2015, October 16, 2015, and January 15, 2016. In 2014, we paid a quarterly dividend of $0.05 per common share on April 18, 2014 and a quarterly dividend of $0.075 per common share on July 18, 2014, October 17, 2014 and January 16, 2015. In 2013, we paid a quarterly dividend of $0.05 per common share on July 19, 2013, October 18, 2013 and January 17, 2014.

Stock Repurchase Plan

During 2015, 2014 and 2013, we repurchased 262,219 shares, 320,081 shares and 87,742 shares of our common stock in the open market at a total cost of $3.6 million, $4.1 million and $1.1 million, respectively. Stock repurchases on the open market, under a Board of Directors authorized plan, for taxes due on the vesting of employee stock awards during 2015, 2014 and 2013 included 262,219 shares, 216,729 shares and 87,742 shares, respectively. As of January 30, 2016, there are 720,874 shares which can be repurchased pursuant to the Board of Directors’ current authorization.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “Stock Purchase Plan”) whereby all employees who complete six months of employment and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan may purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s stock determined at either the beginning or the end of each semi-annual option period. Shares eligible under the Stock Purchase Plan, which is effective for the years 1997 through 2016, are limited to 2.9 million shares in the aggregate, with no more than 200,000 shares being made available in each calendar year, excluding carryover from previous years. In 2015, 2014 and 2013, the participants acquired 111,806 shares, 64,839 shares and 82,705 shares of common stock at weighted-average per share prices of $6.87, $11.72 and $8.38, respectively. The fair value of Stock Purchase Plan shares was estimated using the Black-Scholes call option value method with the following weighted-average assumptions for 2015: expected volatility of 30.8%, expected dividend yield of 2.5%, a risk-free interest rate of 0.1%, a present-value discount factor of 1.0% and an expected term of six months. Share-based compensation expense for the Stock Purchase Plan was $0.3 million, $0.2 million and $0.2 million in 2015, 2014 and 2013, respectively. We had 389,150 shares authorized and available for grant under the Stock Purchase Plan at January 30, 2016.

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

The following table presents the number of awards authorized and available for grant under the Omnibus Plan at January 30, 2016 (shares in thousands):

Shares
Total awards authorized	10,500
Awards available for grant	2,832

Stock Options

In accordance with the Omnibus Plan, the exercise price of an option cannot be less than the fair value on the grant date. In general, for awards granted prior to 2014, one-third of the awards vest on each of the third, fourth and fifth anniversary dates of grant. Awards granted subsequent to 2013 generally vest monthly in equal amounts over a five-year period. The awards expire seven to ten years after the date of grant.

A summary of stock option information for the year ended January 30, 2016 is as follows (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2015	877	$7.50
Granted	25	9.71
Exercised	(167)	3.61
Cancelled or forfeited	(39)	8.44
Special cash dividend adjustment	378	N/A

Outstanding at January 30, 2016	1,074	$5.48	4.7 years	$2,227

Exercisable stock options at January 30, 2016	977	$5.14	4.6 years	$2,227

The aggregate intrinsic value in the table above represents the excess of our closing stock price on January 30, 2016 ($7.36 per share) over the exercise price, multiplied by the applicable number of in-the-money options. This amount changes based on the fair market value of our common stock. There were 925,932 in-the-money options outstanding and exercisable at January 30, 2016.

As of January 30, 2016, there was $0.2 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.2 years using the mid-point method. The weighted-average grant-date fair value of options granted was $2.50, $4.57 and $7.39 during 2015, 2014, and 2013, respectively. The total intrinsic value of stock options exercised was $0.9 million, $0.3 million and $2.3 million during 2015, 2014 and 2013, respectively. The total tax benefit realized from the exercise of stock options was $0.2 million, $0.1 million and $0.5 during 2015, 2014 and 2013, respectively.

The fair value of each stock option granted during 2015, 2014 and 2013 was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	2015	2014	2013
Expected term	4.9 years	4.4-5.3 years	5.2 years
Risk-free interest rate	1.3%	1.5% to 1.8%	1.8%
Volatility	38.5%	43.6%-52.9%	64.4%
Dividend yield	3.1%	2.2%-2.5%	1.4%

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

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

In February 2015, as a result of paying a special cash dividend, all outstanding stock options were modified to decrease the exercise price and increase the number of options in order to maintain the original grant fair value. No incremental stock compensation expense resulted from the modification.

Restricted Stock and Performance Share Awards

We have issued restricted stock and performance share awards to eligible Key Employees, Non-Employee Directors, and Advisor Participants, as defined in the Omnibus Plan. All restricted stock awards have restriction periods tied primarily to employment, and all performance share awards have vesting tied to market-based performance and service. Shares awarded under the Omnibus Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. Vesting for most awards is based on the service period and vesting generally occurs between three and five years following the date of grant. Unvested shares are forfeited upon termination of employment. The total value of share-based compensation expense for restricted stock is based on the closing price of our common stock on the date of grant. The fair value of the market-based performance share awards was determined using a Monte-Carlo simulation model. Performance share awards provide the right to receive a share award at the end of a specified period in which a performance goal based on total shareholder return has been established.

The following table summarizes non-vested stock activity for the year ended January 30, 2016, respectively (shares in thousands):

	Restricted Stock Awards		Performance Share Awards
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 31, 2015	738	$11.59	540	$15.28
Granted	378	10.54	486	14.34
Vested	(280)	10.75	(469)	10.17
Cancelled or forfeited	(139)	11.59	(199)	11.75
Special cash dividend adjustment	—	N/A	234	N/A

Non-vested at January 30, 2016	697	$11.36	592	$12.58

Total unrecognized compensation cost	$4,642		$4,323
Weighted-average expected life remaining	1.1 years		0.9 years

The total fair value of restricted stock vested was $3.0 million, $2.9 million and $2.8 million 2015, 2014, and 2013, respectively. The total fair value of performance awards vested was $4.8 million and $8.6 during 2015 and 2014, respectively. There were no performance awards vested in 2013.

In February 2015, as a result of paying a special cash dividend, all outstanding performance share awards were modified to increase the number of shares in order to maintain the original grant fair value. No incremental stock compensation expense resulted from the modification. The restricted stock awards did not require modification because they participated in the special cash dividend.

Share-Based Compensation Expense

For the years ended January 30, 2016, January 31, 2015 and February 1, 2014, share-based compensation expense was recorded as follows:

	2015	2014	2013
Cost of merchandise sold	$2,118	$2,765	$2,548
Selling, general and administrative expenses	4,398	4,831	4,743

Total share-based compensation expense	$6,516	$7,596	$7,291

The total tax benefit recognized in the Consolidated Statements of Income related to share-based compensation expense was $2.5 million, $2.9 million and $2.8 million for 2015, 2014 and 2013, respectively.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

9.	Commitments and Contingencies

In a September 2015 administrative proceeding, the SEC found that we had violated the reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934 during the 2012 restatement period and ordered us to cease and desist from committing or causing any violations and any future violations of such SEC rules. We agreed to a settlement with the SEC without admitting or denying the findings of the SEC and also agreed to pay a civil monetary penalty of $0.8 million. We previously established an accrual for the potential settlement of this matter, which did not require significant adjustment following the settlement. We recognized $0.1 million and $4.1 million of legal and other expenses for this matter during 2015 and 2014, respectively, net of expected insurance recoveries. The SEC did not allege fraud by us and did not bring charges against any individual. In connection with the settlement, the SEC considered remedial acts undertaken by us, including enhancement of our internal controls, retention of additional accounting personnel, and our cooperation with the SEC staff during the course of the investigation.

We are involved in various routine legal proceedings incidental to the conduct of our business. Management, based upon the advice of outside legal counsel, does not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

10.	Store Closing Charges

We close under-performing stores in the normal course of business. We closed two stores in 2015 and three stores in 2014 and 2013, incurring lease termination and severance costs. Lease termination costs are net of estimated sublease income that could reasonably be obtained for the properties. During 2015, we recorded a nominal amount of store closing costs, net of impairments. During 2014 and 2013, we recorded net store closing costs of $1.0 million and $0.1 million, respectively, for store closing charges. Store closing charges are included in SG&A in the Consolidated Statements of Income.

The following tables show the activity in the store closing reserve:

	Lease- Related	Severance and Other	Total
Balance at February 2, 2013	$2,093	$38	$2,131
Charges	(56)	161	105
Payments	(2,002)	(130)	(2,132)

Balance at February 1, 2014	$35	$69	$104
Charges	1,385	47	1,432
Payments	(1,365)	(64)	(1,429)

Balance at January 31, 2015	$55	$52	$107
Charges	1	6	7
Payments	(56)	(58)	(114)

Balance at January 30, 2016	$—	$—	$—

There is no store closing reserve at January 30, 2016. The store closing reserve at January 31, 2015 and February 1, 2014 is included in accrued expenses and other current liabilities.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

11.	Quarterly Results of Operations (Unaudited)

	Year Ended January 30, 2016
	13 Weeks Ended May 2, 2015	13 Weeks Ended August 1, 2015	13 Weeks Ended October 31, 2015	13 Weeks Ended January 30, 2016
Net sales	$353,521	$311,583	$300,665	$394,132
Gross profit	108,380	88,935	82,168	105,804
Net income (loss)	13,564	4,094	(197)	6,250
Basic net income (loss) per share	$0.30	$0.09	$(0.01)	$0.14
Diluted net income (loss) per share	$0.29	$0.09	$(0.01)	$0.13
Weighted-average shares outstanding:
Basic	44,612	44,710	44,791	44,905
Diluted	45,766	45,926	44,791	46,061

	Year Ended January 31, 2015
	13 Weeks Ended May 3, 2014	13 Weeks Ended August 2, 2014	13 Weeks Ended November 1, 2014	13 Weeks Ended January 31, 2015
Net sales	$328,854	$298,157	$303,667	$386,999
Gross profit	104,326	84,244	84,561	113,605
Net income (loss)	14,075	1,737	(1,211)	12,305
Basic net income (loss) per share	$0.31	$0.04	$(0.03)	$0.28
Diluted net income (loss) per share	$0.31	$0.04	$(0.03)	$0.27
Weighted-average shares outstanding:
Basic	43,829	43,814	43,857	43,898
Diluted	44,456	44,704	43,857	45,004

The sum of the quarterly net income per share amounts may not equal the annual amount because income per share is calculated independently for each quarter.

12.	Related Party Transactions

One of our directors is the majority shareholder of the legal firm that is the Company’s general counsel. Legal fees associated with these services were $0.2 million in 2015, 2014 and 2013. In addition, the director also participated in our 2015, 2014 and 2013 Incentive Plans related to his role as general counsel to the Company.

We leased three locations in 2014 and 2013 from a company for which one of our former directors is Chairman and Chief Executive Officer. This former director did not stand for reelection at the June 2014 annual meeting. We paid approximately $0.3 million in base rent through June 2014 and $0.8 million in 2013.

One of our directors, as a private investor, indirectly owned a minority interest through September 5, 2014 in the entity which operates a secure location for and maintains certain of our data processing equipment. On September 5, 2014 the entity was sold and the director and his family no longer own indirect interests. Expenses through September 5, 2014 associated with this service were $0.3 million and $0.4 million in 2014 and 2013, respectively. We entered this facility prior to our director’s investment.

Our Chairman had a personal interest in a NetJets aircraft. Effective June 2, 2014, a subsidiary of the Company purchased an undivided 3.125% interest in a NetJets aircraft, and our Chairman contributed his personal NetJets contract to our subsidiary, which the subsidiary utilized as trade-in credit with NetJets in the amount of $0.1 million. We reimbursed the Chairman for the value of his NetJets contract.

13.	Subsequent Event

On February 24, 2016, we entered into an Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement (the “Agreement”) with Synchrony Bank (“Synchrony”) effective February 1, 2016, running through January 2026. The Agreement amends the Co-Brand and Private Label Credit Card Consumer Program (the “Program”) Agreement dated October 3, 2011 (the “Prior Agreement”), which was set to expire in September 2018. After 2026, the Agreement renews automatically for successive one-year terms unless either party provides notice of termination at least 180 days prior to expiration of the initial or current renewal term. The Agreement contains early termination rights for each party, including termination rights upon default or upon other specified events.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The Agreement provides for greater compensation to us by Synchrony, in part due to the significant growth of our credit card program since the addition of a private label card in 2011. The non-financial terms of the Agreement are substantially the same as the Prior Agreement. Synchrony extends credit directly to cardholders under the Program to finance purchases from Stein Mart and, for co-brand cardholders, from other retailers. Synchrony provides all servicing for the credit card accounts, including customer service and collections, and bears all credit and fraud losses. We maintain a cardholder rewards program and fund rewards redeemed by cardholders as part of that program. Co-brand cardholders earn reward certificates based on purchase volume and all cardholders can participate in in-store “extra savings events”. An operating committee with equal representation of Stein Mart and Synchrony oversees the Program.

EXHIBIT INDEX

3.1	Articles of Incorporation of Stein Mart, Inc., incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

3.2	Bylaws of Stein Mart, Inc., amended January 21, 2014, incorporated by reference to the Company’s Form 8-K filed January 23, 2014

4.1	Form of stock certificate for Common Stock, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

4.2	Amended and Restated Stein Mart, Inc. Employee Stock Purchase Plan, incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed on April 24, 2015

10.1*	Form of Director’s and Officer’s Indemnification Agreement, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.2*	Stein Mart, Inc. 2001 Omnibus Plan as Amended and Restated Effective June 14, 2011, incorporated by reference to the Company’s Form 8-K filed on June 15, 2011

10.3*	Form of Option Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 1, 2014

10.4*	Form of Option Award Agreement for Non-Employee Directors, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 1, 2014

10.5*	Form of Restricted Share Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 1, 2014

10.6*	Form of Performance Share Award Agreement for Key Employees, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 1, 2014

10.7*	Form of Restricted Share Award for Non-Employee Directors, pursuant to Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 1, 2014

10.8*	Profit Sharing Plan, incorporated by reference to the Company’s Form S-1 Registration Statement No. 33-46322

10.9*	PPO Executive Plan for Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended May 1, 2010

10.10*	Executive Split Dollar Agreement, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 1, 2000

10.11*	Form of Letter Agreement Amendment to Split Dollar Agreement, incorporated by reference to the Company’s Form 8-K filed December 13, 2012

10.12*	Executive Deferral Plan, amended November 1, 2002, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2004

10.13*	Amended and Restated Executive Deferral Plan effective January 1, 2008, incorporated by reference to the Company’s Form 10-K for the year ended February 2, 2013

10.14*	Employment Agreement, dated May 1, 2014, between Stein Mart, Inc. and Gary L. Pierce, incorporated by reference to the Company’s Form 8-K filed on May 1, 2014

10.15*	Amendment to Employment Agreement, dated May 5, 2014, between Stein Mart, Inc. and Gary L. Pierce, incorporated by reference to the Company’s Form 8-K filed on May 7, 2014

10.16*	Employment Agreement, dated July 31, 2015, between Stein Mart, Inc. and Gregory W. Kleffner, incorporated by reference to the Company’s Current Report in Form 8-K dated July 31, 2015

10.17*	Employment Agreement, dated September 15, 2013, between Stein Mart, Inc. and David H. Hawkins, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 1, 2014

10.18	Second Amended and Restated Credit Agreement dated February 3, 2015, by and among Stein Mart, Inc., as lead borrower, the other borrowers and guarantors named therein, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, a Lender, Swing Line Lender, LC Issuer, Sole Lead Arranger and Sole Bookrunner, incorporated by reference to the Company’s Form 8-K filed on February 4, 2015

10.19	Master Loan Agreement No. 0220792 dated February 3, 2015, by and among Stein Mart, Inc. and Stein Mart Buying Corp., as Borrowers, Wells Fargo Equipment Finance, Inc., as Lender, and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to the Company’s Form 8-K filed on February 4, 2015

10.20	Amended and Restated Supply Agreement, dated May 30, 2006, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Company’s Form 8-K filed on June 5, 2006

10.21	First Amendment to Amended and Restated Supply Agreement, dated August 26, 2008, between DSW Inc. and
Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended November 1, 2008

10.22	Second Amendment to Amended and Restated Supply Agreement, dated February 23, 2012, between DSW Inc. and
Stein Mart, Inc., incorporated by reference to the Company’s Form 10-Q for the quarterly period ended April 28, 2012

10.23	Third Amendment to Amended and Restated Supply Agreement, dated as of September 10, 2013, between DSW Leased Business Division aka Affiliated Business Group and Stein Mart, Inc., incorporated by reference to the Company’s
Form 10-Q for the quarterly period ended May 3, 2014

10.24	Fourth Amendment to Amended and Restated Supply Agreement, dated as of July 31, 2014, between DSW Leased Business Division aka Affiliated Business Group and Stein Mart, Inc., incorporated by reference to the Company’s
Form 10-K for the fiscal year ended January 31, 2015

10.25+	Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement by and between
Stein Mart, Inc. and GE Capital Retail Bank, dated as of October 3, 2011, incorporated by reference to the Company’s Amendment No. 1 to Form 10-Q for the quarterly period ended October 29, 2011

10.26	Law Firm Engagement Agreement with Stein Mart, Inc. dated June 8, 2011, incorporated by reference to the Company’s Form 10-Q for the quarterly period ended April 30, 2011

10.27	Renewal of Law Firm Agreement between the Company and Kirschner & Legler, P.A., dated April 1, 2013, incorporated by reference to the Company’s Form 10-K for the fiscal year ended February 2, 2013

10.28	Renewal of Law Firm Agreement between the Company and Kirschner & Legler, P.A., dated April 1, 2015, incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 31, 2015

10.29	First Amendment to Amended and Restated Co-Brand and Private Label Credit Card Program Agreement dated June 19, 2015 by and between Synchrony Bank and Stein Mart, Inc., incorporated by reference to the Company’s Current Report on Form 10-Q for the quarterly period ended August 1, 2015

21	Subsidiaries of the Company (filed herein)

23.1	Consent of KPMG LLP (filed herein)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herein)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herein)

101	Interactive data files from Stein Mart, Inc.’s Annual Report on Form 10-K for the year ended January 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*	Management contract or compensatory plan or arrangements.
+	Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities Exchange Commission pursuant to a request for confidential treatment.