Form 10-Q
period 2016-04-30
STEIN MART INC
filed 2016-06-07
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission files number 0-20052

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The number of shares outstanding of the Registrant’s common stock as of May 27, 2016 was 46,365,471.

Stein Mart Inc.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	April 30, 2016	January 30, 2016	May 2, 2015
ASSETS
Current assets:
Cash and cash equivalents	$16,317	$11,830	$17,190
Inventories	316,897	293,608	302,781
Prepaid expenses and other current assets	22,676	18,586	24,586
Total current assets	355,890	324,024	344,557
Property and equipment, net of accumulated depreciation and amoritization of $197,773, $190,952 and $173,800, respectively	166,261	162,954	149,254
Other assets	30,141	29,247	31,026
Total assets	$552,292	$516,225	$524,837
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152,807	$105,569	$164,092
Current portion of debt	10,000	10,000	6,667
Accrued expenses and other current liabilities	75,385	71,571	67,219
Total current liabilities	238,192	187,140	237,978
Long-term debt	138,960	180,150	145,777
Deferred rent	41,667	41,146	33,654
Other liabilities	45,738	31,472	36,677
Total liabilities	464,557	439,908	454,086
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock - $.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-	-
Common stock - $.01 par value; 100,000,000 shares authorized; 46,372,908, 45,814,583 and 45,395,851 shares issued and outstanding, respectively	464	458	454
Additional paid-in capital	44,370	42,801	37,476
Retained earnings	43,175	33,337	33,249
Accumulated other comprehensive loss	(274)	(279)	(428)
Total shareholders’ equity	87,735	76,317	70,751
Total liabilities and shareholders’ equity	$552,292	$516,225	$524,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended	13 Weeks Ended
	April 30, 2016	May 2, 2015

Net sales	$355,712	$353,521

Cost of merchandise sold	246,820	245,141

Gross profit	108,892	108,380

Selling, general and administrative expenses	86,474	85,622

Operating income	22,418	22,758

Interest expense, net	966	686

Income before income taxes	21,452	22,072

Income tax expense	8,141	8,508

Net income	$13,311	$13,564

Earnings per common share:

Basic	$0.29	$0.30

Diluted	$0.29	$0.29

Weighted-average shares outstanding:

Basic	45,595	44,612

Diluted	46,275	45,766

Dividends declared per common share	$0.075	$5.075

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	13 Weeks Ended	13 Weeks Ended
	April 30, 2016	May 2, 2015
Net income	$13,311	$13,564

Other comprehensive income, net of tax:

Amounts reclassified from accumulated other comprehensive income	5	4

Comprehensive income	$13,316	$13,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	13 Weeks Ended	13 Weeks Ended
	April 30, 2016	May 2, 2015
Cash flows from operating activities:

Net income	$13,311	$13,564

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	7,660	7,223

Share-based compensation	1,590	1,783

Store closing charges	-	51

Loss on disposal of property and equipment	9	1

Deferred income taxes	197	(100)

Tax benefit from equity issuances	(145)	3,722

Excess tax benefits from share-based compensation	(5)	(3,723)

Changes in assets and liabilities:

Inventories	(23,289)	(17,158)

Prepaid expenses and other current assets	(4,090)	(5,156)

Other assets	(909)	29

Accounts payable	46,501	33,231

Accrued expenses and other current liabilities	4,801	(2,111)

Other liabilities	14,635	3,178

Net cash provided by operating activities	60,266	34,534

Cash flows from investing activity:

Net acquisition of property and equipment	(11,271)	(7,085)

Net cash used in investing activity	(11,271)	(7,085)

Cash flows from financing activities:

Proceeds from borrowings	80,855	267,200

Repayments of debt	(122,055)	(114,756)

Debt issuance costs	-	(369)

Cash dividends paid	(3,443)	(228,825)

Excess tax benefits from share-based compensation	5	3,723

Proceeds from exercise of stock options	1,073	63

Repurchase of common stock	(943)	(2,609)

Net cash used in financing activities	(44,508)	(75,573)

Net increase (decrease) in cash and cash equivalents	4,487	(48,124)

Cash and cash equivalents at beginning of year	11,830	65,314

Cash and cash equivalents at end of period	$16,317	$17,190

Supplemental disclosures of cash flow information:

Income taxes paid	$2,072	$-

Interest paid	936	557

Accruals and accounts payable for capital expenditures	3,853	2,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair presentation have been included. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 30, 2016, filed with the Securities and Exchange Commission (“SEC”) on April 11, 2016.

As used herein, the terms “we,” “our,” “us” and “Stein Mart” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to ASC Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect the adoption of this ASU will have on our financial condition, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. We are currently evaluating the effect the adoption of this ASU will have on our financial condition, results of operations or cash flows.

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. This guidance was deferred by ASU No. 2015-14, issued by the FASB in August 2015, and is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016. We have the option to apply the provisions of ASU No. 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. We are currently evaluating which transition approach to use and assessing the effect the adoption of this ASU may have on our financial condition, results of operations or cash flows.

2.  Shareholders’ Equity

Dividends

During the first quarter of 2016, we paid a quarterly dividend of $0.075 per common share on April 14, 2016.

On February 4, 2015, we announced that our Board of Directors declared a special cash dividend of $5.00 per common share which was paid on February 27, 2015. As a result of the special cash dividend, all outstanding stock options and performance share awards were modified during 2015 so that they retain the same fair value. No incremental compensation expense resulted from these modifications. In the first quarter of 2015, we also paid a quarterly dividend of $0.075 per common share on April 17, 2015

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in tables in thousands, except per share amounts)

Stock Repurchase Plan

During the 13 weeks ended April 30, 2016, we repurchased 143,282 shares of our common stock at a total cost of approximately $0.9 million. During the 13 weeks ended May 2, 2015, we repurchased 190,140 shares of our common stock at a total cost of approximately $3.0 million. Stock repurchases were for tax withholding amounts due on employee stock awards and during the first quarter of 2016 and 2015 included no shares purchased on the open market under our previously authorized stock repurchase plan. As of April 30, 2016, there are 577,592 shares that can be repurchased pursuant to the Board of Director’s current authorization.

3.  Earnings per Share

The following table presents the calculation of basic and diluted earnings per share (shares in thousands):

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015

Basic:
Net income	$13,311	$13,564
Income allocated to participating securities	34	144
Net income available to common shareholders	$13,277	$13,420

Basic weighted-average shares outstanding	45,595	44,612
Basic earnings per common share	$0.29	$0.30

Diluted:
Net income	$13,311	$13,564
Income allocated to diluted participating securities	34	195
Net income available to common shareholders	$13,277	$13,369

Basic weighted-average shares outstanding	45,595	44,612
Incremental shares from share-based compensation plans	680	1,154
Diluted weighted-average shares outstanding	46,275	45,766
Diluted earnings per common share	$0.29	$0.29

Options to acquire shares totaling approximately 1.3 million and 28 thousand shares of common stock that were outstanding during the 13 weeks ended April 30, 2016 and May 2, 2015, respectively, were not included in the computation of diluted earnings per common share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive.

4.  Commitments and Contingencies

We are involved in various routine legal proceedings incidental to the conduct of our business. During the 13 weeks ended April 30, 2016 and May 2, 2015, we accrued $1.4 million and $0.1 million, respectively, for actual and anticipated legal settlements. Management does not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Stein Mart Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms, “we,” “our,” “us” and “Stein Mart” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors including, but not limited to, the matters discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 30, 2016, filed with the Securities and Exchange Commission (“SEC”) on April 11, 2016.

Overview

We are a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices comparable to off-price retail chains. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions.

Financial Overview for the First Quarter of 2016

●	Net sales in the first quarter of 2016 were $355.7 million compared to $353.5 million in the first quarter of 2015.
●	Comparable store sales in the first quarter of 2016 decreased 3.4 percent compared to the first quarter of 2015.
●	Net income in the first quarter of 2016 was $13.3 million, or $0.29 per diluted share, compared to net income of $13.6 million, or $0.29 per diluted share, in the first quarter of 2015.
●	We had $149.0 million, $190.2 million and $152.4 million of direct borrowings on our Credit Facilities as of April 30, 2016, January 30, 2016 and May 2, 2015, respectively.

Stores

The following table sets forth the stores activity for the 13 weeks ended April 30, 2016 and May 2, 2015.

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015
Stores at beginning of period	278	270
Stores opened during the period	5	1
Stores closed during the period	-	(1)
Stores at the end of period	283	270

Results of Operations

The following table sets forth each line item of our Condensed Consolidated Statements of Income expressed as a percentage of net sales (1):

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015
Net sales	100.0%	100.0%
Cost of merchandise sold	69.4%	69.3%
Gross profit	30.6%	30.7%
Selling, general and administrative expenses	24.3%	24.2%
Operating income	6.3%	6.4%
Interest expense, net	0.3%	0.2%
Income before income taxes	6.0%	6.2%
Income tax expense	2.3%	2.4%
Net income	3.7%	3.8%

(1)	Table may not foot, due to rounding.

Thirteen Weeks Ended April 30, 2016, Compared to the Thirteen Weeks Ended May 2, 2015 (dollar amounts in thousands):

Net Sales

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015	Increase/ (Decrease)
Net sales	$ 355,712	$353,521	$ 2,191

Sales percent increase:

Total net sales			0.6%

Comparable store sales			(3.4)%

The 3.4 percent decrease in comparable stores sales was driven by decreases in the number of transactions and average unit retail prices. Comparable store sales reflect stores open throughout the period and prior fiscal year and include e-commerce sales. E-commerce sales contributed approximately 0.4 percent to the comparable store sales and were approximately 1.8 percent and 1.5 percent of sales in the first quarters of 2016 and 2015, respectively. Comparable store sales do not include leased department commissions.

Gross Profit

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015	Increase/ (Decrease)
Gross profit	$ 108,892	$108,380	$ 512

Percentage of net sales	30.6%	30.7%	(0.1)%

We maintained our gross profit rate as a percent of sales for the quarter.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015	Increase
Selling, general and administrative expenses	$ 86,474	$85,622	$ 852
Percentage of net sales	24.3%	24.2%	0.1%

SG&A increased slightly in the first quarter of 2016 compared to 2015. Increases in SG&A were driven by operating expenses for our new stores and higher accruals for actual and anticipated legal settlements. These increases were offset by higher credit card program income, lower incentive compensation and operating savings. Credit card income was higher due to the improved economics from our new agreement with Synchrony Financial. Incentive compensation was lower based on our sales and earnings results.

Interest Expense, net

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015	Increase
Interest expense, net	$966	$686	$280
Percentage of net sales	0.3%	0.2%	0.1%

Interest expense increased because the 2016 period includes a full quarter of interest expense on our credit facility. We did not begin borrowing on our credit facility until the end of February 2015 when we paid our $5 per share special dividend.

Income Taxes

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015	Decrease
Income tax expense	$8,141	$8,508	$(367)
Effective tax rate	38.0%	38.5%	(0.5)%

Liquidity and Capital Resources

Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and our $250 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank (the “Credit Agreement”). Working capital is used to support store inventories and capital investments for system improvements, fund new store openings, maintain existing stores, pay dividends, make debt service payments and repurchase of shares of our common stock. Historically, our working capital needs are lowest after our heavy spring selling in March and April and holiday selling in late December and early January. They are highest as we begin paying for our heavy spring, fall, and holiday receipts in late February, October and at the end of November. As of April 30, 2016, we had cash and cash equivalents of $16.3 million and $149.0 million in borrowings under our Credit Facilities. We believe that our cash flows from operations and our available cash and cash equivalents are sufficient to cover our liquidity requirements over the next 12 months.

Net cash provided by operating activities was $60.3 million for the first quarter of 2016 compared to net cash provided by operating activities of $34.5 million for the first quarter of 2015. The increase in cash provided by operating activities was mainly due to higher accrued expenses and a signing bonus related to our new credit card program, partially offset by investments in inventory.

Net cash used in investing activities was entirely for capital expenditures and was $11.3 million for the first quarter of 2016 compared to $7.1 million for the first quarter of 2015. Capital expenditures were greater for the first quarter of 2016 primarily due to additional new and relocated stores in the first quarter of 2016 compared to 2015.

Net cash used in financing activities was $44.5 million for the first quarter of 2016 compared to cash used in financing activities of $75.6 million for the first quarter of 2015. During the first quarter of 2016, we had proceeds from borrowings of $80.9 million and repayments of debt for $122.1 million. Borrowings under the Credit Facilities were initially used for a special dividend 2015, and have subsequently been used for working capital, capital expenditures and other general corporate purposes. We also paid cash dividends of $3.4 million during the first quarter of 2016. In addition, we repurchased 143,282 shares of common stock for $0.9 million. During the first quarter of 2015, we paid cash dividends of $228.8 million and repurchased 190,140 shares of common stock for $3.0 million. See Note 2 “Shareholders’ Equity” of the Notes to the Condensed Consolidated Financial Statements for further discussion.

Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 30, 2016. We have made no significant change in our critical accounting policies and estimates since January 30, 2016.

Recent Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 “Basis of Presentation” of the Notes to the Condensed Consolidated Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 30, 2016. There were no material changes to our market risk during the quarter ended April 30, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended January 30, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended April 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)

January 31, 2016 - February 27, 2016	137,518	$6.55	137,518	583,356
February 28, 2016 - April 2, 2016	2,739	7.30	2,739	580,617
April 3, 2016 - April 30, 2016	3,025	7.23	3,025	577,592
Total	143,282	$6.58	143,282	577,592

(1)

All stock repurchases were for tax withholding amounts due on employee stock awards. No shares were purchased on the open market pursuant to our open market repurchase program. Our open market repurchase program is conducted pursuant to authorizations made from time to time by our Board of Directors, including the most recent authorization of an additional 500,000 shares by the board of Directors on November 30, 2015.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

10.1*	Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement by and between Stein Mart, Inc. and Synchrony Bank dated as of February 24, 2016
10.2

Employment Agreement, dated March 12, 2016, between Stein Mart, Inc. and Dawn H. Robertson, incorporated by reference to the Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 16, 2016

10.3

Equity Grant Agreement for Key Employees, Pursuant to 2001 Omnibus Plan, dated March 14, 2016, incorporated by reference to the Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 16, 2016

10.4

Employment Agreement, dated as of May 1, 2016, between Stein Mart, Inc. and Gary L. Pierce, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2016.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101

Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

*Pursuant to a request for confidential treatment, confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: June 7, 2016	By:	/s/ Dawn H. Robertson
Dawn H. Robertson
Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer