Form 10-Q/A
period 2016-04-30
STEIN MART INC
filed 2016-08-23
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO.1

TO

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

EXPLANATORY NOTE

This Amendment No. 1 to Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, filed with the Securities and Exchange Commission (“SEC”) on June 7, 2016 (the “Original Filing”) is being filed solely to replace the Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement by and between Stein Mart, Inc. and Synchrony Bank, dated as of February 24, 2016, filed as Exhibit 10.1 to the Original Filing, which contains redacted confidential material, with a new Exhibit 10.1. The new Exhibit 10.1 also contains redacted confidential material; however, the amount of redacted material has been reduced.

This Amendment No. 1 to the Original Filing should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing.

This report on Form 10-Q/A is presented as of the date of the Original Filing and does not reflect events that may have occurred subsequent to that date and does not modify or update in any way the financial statements and disclosures contained in the Original Filing.

ITEM 6.	EXHIBITS

10.1*	Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement by and between Stein Mart, Inc. and Synchrony Bank dated as of February 24, 2016

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (1)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (1)

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements (1)

*	Confidential treatment has been granted with respect to certain portions of this Exhibit. Confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.
(1)	Filed with the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: August 23, 2016	By:	/s/ Dawn H. Robertson
Dawn H. Robertson
Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer

4