Form 10-Q
period 2016-07-30
STEIN MART INC
filed 2016-08-31
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

or

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

The number of shares outstanding of the Registrant’s common stock as of August 29, 2016 was 46,902,126.

Stein Mart, Inc.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	July 30, 2016	January 30, 2016	August 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,765	$11,830	$11,620
Inventories	279,691	293,608	277,243
Prepaid expenses and other current assets	20,925	18,586	30,060

Total current assets	312,381	324,024	318,923
Property and equipment, net of accumulated depreciation and amortization of $205,195, $190,952 and $178,654, respectively	169,597	162,954	156,072
Other assets	29,892	29,247	30,323

Total assets	$511,870	$516,225	$505,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,185	$105,569	$122,699
Current portion of long-term debt	10,000	10,000	9,167
Accrued expenses and other current liabilities	68,411	71,571	64,661

Total current liabilities	176,596	187,140	196,527
Long-term debt, net of current portion	157,371	180,150	161,033
Deferred rent	42,286	41,146	37,532
Other liabilities	46,149	31,472	36,250

Total liabilities	422,402	439,908	431,342

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; 46,848,195, 45,814,583 and 45,702,328 shares issued and outstanding, respectively	468	458	457
Additional paid-in capital	46,547	42,801	40,025
Retained earnings	42,722	33,337	33,918
Accumulated other comprehensive loss	(269)	(279)	(424)

Total shareholders’ equity	89,468	76,317	73,976

Total liabilities and shareholders’ equity	$511,870	$516,225	$505,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended July 30, 2016	13 Weeks Ended August 1, 2015	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015
Net sales	$319,761	$311,583	$675,473	$665,104
Cost of merchandise sold	230,322	222,648	477,142	467,789

Gross profit	89,439	88,935	198,331	197,315
Selling, general and administrative expenses	83,840	81,545	170,314	167,167

Operating income	5,599	7,390	28,017	30,148
Interest expense, net	883	807	1,849	1,493

Income before income taxes	4,716	6,583	26,168	28,655
Income tax expense	1,709	2,489	9,850	10,997

Net income	$3,007	$4,094	$16,318	$17,658

Net income per share:
Basic	$0.07	$0.09	$0.36	$0.39

Diluted	$0.06	$0.09	$0.35	$0.38

Weighted-average shares outstanding:
Basic	45,719	44,710	45,657	44,661

Diluted	46,555	45,926	46,415	45,846

Dividends declared per common share	$0.075	$0.075	$0.150	$5.150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	13 Weeks Ended July 30, 2016	13 Weeks Ended August 1, 2015	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015
Net income	$3,007	$4,094	$16,318	$17,658
Other comprehensive income, net of tax:
Amounts reclassified from accumulated other comprehensive income	5	4	10	8

Comprehensive income	$3,012	$4,098	$16,328	$17,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015
Cash flows from operating activities:
Net income	$16,318	$17,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,611	14,534
Share-based compensation	3,511	4,012
Store closing charges	37	50
Loss on disposal of property and equipment	10	43
Deferred income taxes	978	(1,781)
Tax (expense) benefit from equity issuances	(196)	3,729
Excess tax benefits from share-based compensation	(471)	(3,754)
Changes in assets and liabilities:
Inventories	13,917	8,380
Prepaid expenses and other current assets	(2,339)	(10,626)
Other assets	(708)	976
Accounts payable	(7,763)	(7,721)
Accrued expenses and other current liabilities	(1,207)	(6,183)
Other liabilities	14,949	8,051

Net cash provided by operating activities	52,647	27,368

Cash flow from investing activity:
Net acquisition of property and equipment	(23,939)	(19,786)

Net cash used in investing activity	(23,939)	(19,786)

Cash flows from financing activities:
Proceeds from borrowings	164,913	409,423
Repayments of debt	(187,713)	(239,223)
Debt issuance costs	—	(380)
Cash dividends paid	(6,885)	(232,267)
Excess tax benefits from share-based compensation	471	3,754
Proceeds from exercise of stock options and other	1,439	477
Repurchase of common stock	(998)	(3,060)

Net cash used in financing activities	(28,773)	(61,276)

Net decrease in cash and cash equivalents	(65)	(53,694)
Cash and cash equivalents at beginning of year	11,830	65,314

Cash and cash equivalents at end of period	$11,765	$11,620

Supplemental disclosures of cash flow information:
Income taxes paid	$11,789	$8,555
Interest paid	1,807	1,282
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at the end of the period	2,473	4,374

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to ASC Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We will adopt ASU No. 2019-09 in the first quarter of 2017 and we believe that this adoption will not have a material effect on our financial condition, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in practice of accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted. We plan to adopt this ASU in the fiscal year 2018, and do not expect the adoption to have a material effect on our financial condition, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. We are currently evaluating the effect the adoption of this ASU will have on our financial condition, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 provides a comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update permits the use of either the retrospective or cumulative effect transition method. ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations was issued by FASB in March 2016 to clarify the principal versus agent considerations within ASU No. 2014-09. ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing was issued by the FASB in April 2016 to clarify how to determine whether goods and services are separately identifiable and thus accounted for as separate performance obligations. ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients was issued by the FASB in May 2016 to clarify certain terms from the aforementioned updates and to add practical expedients for contracts at various stages of completion. This guidance was deferred by ASU No. 2015-14, issued by the FASB in August 2015, and is effective for annual and interim reporting periods beginning after December 15, 2017, with early

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

adoption permitted for annual and interim reporting periods beginning after December 15, 2016. We have the option to apply the provisions of ASU No. 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. While we are still in the process of evaluating the effect, and the method of adoption, that these ASU’s may have on our financial statements, we do not currently expect a material effect on our financial condition, results of operations or cash flows.

2. Shareholders’ Equity

Dividends

During the 26 weeks ended July 30, 2016, we paid two quarterly dividends of $0.075 per common share on April 15, 2016 and July 15, 2016. During the 26 weeks ended August 1, 2015, we paid two quarterly dividends of $0.075 per common share on April 17, 2015 and July 17, 2015.

On February 4, 2015, we announced that our Board of Directors declared a special cash dividend of $5.00 per common share which was paid on February 27, 2015. As a result of the special cash dividend, all outstanding stock options and performance share awards were modified during 2015 so that they retained the same fair value. No incremental compensation expense resulted from these modifications.

Stock Repurchase Plan

During the 13 weeks ended July 30, 2016, we repurchased 7,376 shares of our common stock at a total cost of approximately $0.1 million. During the 13 weeks ended August 1, 2015, we repurchased 8,833 shares of our common stock at a total cost of approximately $0.1 million. During the 26 weeks ended July 30, 2016, we repurchased 150,658 shares of our common stock at a total cost of approximately $1.0 million. During the 26 weeks ended August 1, 2015, we repurchased 198,973 shares of our common stock at a total cost of approximately $3.1 million. Stock repurchases were for tax withholding amounts due on employee stock awards and during the first half of 2016 and 2015 included no shares purchased on the open market under our previously authorized stock repurchase plan. As of July 30, 2016, there are 570,216 shares that can be repurchased pursuant to the Board of Director’s current authorization.

3. Earnings per Share

Our restricted stock awards granted in 2013 and prior contain non-forfeitable rights to dividends and, as such, are considered participating securities. Participating securities are to be included in the calculation of earnings per share under the two-class method. In applying the two-class method, income is allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period.

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	13 Weeks Ended July 30, 2016	13 Weeks Ended August 1, 2015	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015
Basic Earnings Per Common Share:
Net income	$3,007	$4,094	$16,318	$17,658
Income allocated to participating securities	5	34	36	113

Net income available to common shareholders	$3,002	$4,060	$16,282	$17,545

Basic weighted-average shares outstanding	45,719	44,710	45,657	44,661

Basic earnings per share	$0.07	$0.09	$0.36	$0.39

Diluted Earnings Per Common Share:
Net income	$3,007	$4,094	$16,318	$17,658
Income allocated to participating securities	5	34	35	163

Net income available to common shareholders	$3,002	$4,060	$16,283	$17,495

Basic weighted-average shares outstanding	45,719	44,710	45,657	44,661
Incremental shares from share-based compensation plans	836	1,216	758	1,185

Diluted weighted-average shares outstanding	46,555	45,926	46,415	45,846

Diluted earnings per share	$0.06	$0.09	$0.35	$0.38

Options totaling approximately 2.5 million and 1.9 million shares of common stock that were outstanding during the 13 and 26 weeks ended July 30, 2016, respectively, were not included in the computation of diluted earnings per common share because their inclusion would have been anti-dilutive. Options totaling approximately 0.5 million and 0.2 million shares of common stock that were outstanding during the 13 and 26 weeks ended August 1, 2015, respectively, were not included in the computation of diluted earnings per common share because their inclusion would have been anti-dilutive.

4. Commitments and Contingencies

We are involved in various routine legal proceedings incidental to the conduct of our business. During the 13 weeks ended July 30, 2016 and August 1, 2015, we accrued $0.4 million and less than $0.1 million, respectively, and during the 26 weeks ended July 30, 2016 and August 1, 2015, we accrued $1.8 million and $0.1 million, respectively, for actual and anticipated legal settlements. While some of these matters could be material to our results of operations or cash flows for any particular period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our overall financial condition.

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

Financial Overview for the 13 and 26 weeks ended July 30, 2016

•

Net sales were $319.8 million for the 13 weeks ended July 30, 2016 compared to $311.6 million for the 13 weeks ended August 1, 2015, and $675.5 million for the 26 weeks ended July 30, 2016 compared to $665.1 million for the 26 weeks ended August 1, 2015.

•

Comparable store sales for the 13 weeks ended July 30, 2016 decreased 1.4 percent compared to the 13 weeks ended August 1, 2015, and for the 26 weeks ended July 30, 2016 decreased 2.5 percent compared to the 26 weeks ended August 1, 2015.

•	Net income for the 13 weeks ended July 30, 2016 was $3.0 million, or $0.06 per diluted share, compared to net income of $4.1 million, or $0.09 per diluted share, for the 13 weeks ended August 1, 2015.

•

Net income for the 26 weeks ended July 30, 2016 was $16.3 million, or $0.35 per diluted share, compared to net income of $17.7 million, or $0.38 per diluted share, for the 26 weeks ended August 1, 2015.

•	We had $167.4 million, $190.2 million and $170.2 million of direct borrowings on our credit facilities as of July 30, 2016, January 30, 2016 and August 1, 2015, respectively.

Stores

The following table sets forth the stores activity for the 13 and 26 weeks ended July 30, 2016 and August 1, 2015.

	13 Weeks Ended July 30, 2016	13 Weeks Ended August 1, 2015	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015
Stores at beginning of period	283	270	278	270
Stores opened during the period	—	—	5	1
Stores closed during the period	—	(1)	—	(2)

Stores at the end of period	283	269	283	269

Results of Operations

The following table sets forth each line item of our Condensed Consolidated Statements of Income expressed as a percentage of net sales (1):

	13 Weeks Ended July 30, 2016	13 Weeks Ended August 1, 2015	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	72.0%	71.5%	70.6%	70.3%

Gross profit	28.0%	28.5%	29.4%	29.7%
Selling, general and administrative expenses	26.2%	26.2%	25.2%	25.1%

Operating income	1.8%	2.4%	4.2%	4.5%
Interest expense, net	0.3%	0.3%	0.3%	0.2%

Income before income taxes	1.5%	2.1%	3.9%	4.3%
Income tax expense	0.5%	0.8%	1.5%	1.7%

Net income	0.9%	1.3%	2.4%	2.7%

(1)	Table may not foot, due to rounding.

13 and 26 Weeks Ended July 30, 2016, Compared to the 13 and 26 Weeks Ended August 1, 2015 (dollar amounts in thousands):

Net Sales

	13 Weeks Ended July 30, 2016	13 Weeks Ended August 1, 2015	Increase/ (Decrease)	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015	Increase/ (Decrease)
Net sales	$319,761	$311,583	$8,178	$675,473	$665,104	$10,369
Sales percent increase:
Total net sales			2.6%			1.6%
Comparable store sales			(1.4)%			(2.5)%

The 1.4 percent and 2.5 percent decreases in comparable stores sales for the 13 and 26 weeks ended July 30, 2016, respectively, were both driven by decreases in the number of transactions and average unit retail prices, partially offset by Ecommerce sales. Comparable store sales reflect stores open throughout the period and prior fiscal year and include Ecommerce sales. Ecommerce sales contributed approximately 30 basis points and 40 basis points to the comparable store sales for the 13 and 26 weeks ended July 30, 2016. Ecommerce sales contributed approximately 180 basis points and 160 basis points of net sales for the 13 weeks ended July 30, 2016 and August 1, 2015, respectively and approximately 180 basis points and 150 basis points of net sales for the 26 weeks ended July 30, 2016 and August 1, 2015, respectively. Comparable store sales do not include leased department commissions.

Gross Profit

	13 Weeks Ended July 30, 2016	13 Weeks Ended August 1, 2015	Increase/ (Decrease)	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015	Increase/ (Decrease)
Gross profit	$89,439	$88,935	$504	$198,331	$197,315	$1,016
Percentage of net sales	28.0%	28.5%	(0.5)%	29.4%	29.7%	(0.3)%

The declines in our gross profit rate as a percentage of net sales for the 13 and 26 weeks ended July 30, 2016 compared to the 13 and 26 weeks ended August 1, 2015 were driven by higher markdowns in the 13 weeks ended July 30, 2016 as well as higher occupancy costs that did not leverage on softer sales.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended July 30, 2016	13 Weeks Ended August 1, 2015	Increase	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015	Increase
Selling, general and administrative expenses	$83,840	$81,545	$2,295	$170,314	$167,167	$3,147
Percentage of net sales	26.2%	26.2%	0.0%	25.2%	25.1%	0.1%

Increases in SG&A in the 13 weeks ended July 30, 2016 compared to the 13 weeks ended August 1, 2015 were driven by additional operating expenses for our new stores. These increases were offset by higher credit card program income, lower incentive compensation and operating savings.

Increases in SG&A in the 26 weeks ended July 30, 2016 compared to the 26 weeks ended August 1, 2015 were driven by additional operating expenses for our new stores as well as higher accruals for actual and anticipated legal settlements. These increases were offset by higher credit card program income, lower incentive compensation and store selling expenses. Credit card income was higher due to the improved economics from our new agreement with Synchrony Financial.

Interest Expense, net

	13 Weeks Ended July 30, 2016	13 Weeks Ended August 1, 2015	Increase	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015	Increase
Interest expense	$883	$807	$76	$1,849	$1,493	$356
Percentage of net sales	0.3%	0.3%	0.0%	0.3%	0.2%	0.1%

Interest expense for the 13 weeks ended July 30, 2016 increased compared to the 13 weeks ended August 1, 2015 due primarily to slightly higher short-term interest rates. The increase in interest expense in the 26 weeks ended July 30, 2016 compared to the 26 weeks ended August 1, 2015 is driven by the 2016 period including two full quarters of interest expense on our credit facility. In 2015, we did not begin borrowing on our credit facility until the end of February.

Income Taxes

	13 Weeks Ended July 30, 2016	13 Weeks Ended August 1, 2015	(Decrease)	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015	(Decrease)
Income tax expense	$1,709	$2,489	$(780)	$9,850	$10,997	$(1,147)
Effective tax rate	36.2%	37.8%	(1.6)%	37.6%	38.4%	(0.8)%

The effective tax rate for the 13 and 26 weeks ended July 30, 2016 compared to the 13 and 26 weeks ended August 1, 2015 decreased primarily due to the effect of permanent differences for certain non-deductible expenses and the earlier extension of the Federal Work Opportunity Tax Credit.

Liquidity and Capital Resources

Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and our $250 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank. Working capital is used to support store inventories and capital investments for system improvements, fund new store openings, maintain existing stores, pay dividends, make debt service payments and repurchase shares of our common stock. Historically, our working capital needs are lowest after our heavy spring selling in March and April and holiday selling in late December and early January. They are highest as we begin paying for our heavy spring, fall, and holiday receipts in late February, October and at the end of November. As of July 30, 2016, we had cash and cash equivalents of $11.8 million and $167.4 million in borrowings under our credit facilities. We believe that our cash flows from operations and our available cash and cash equivalents are sufficient to cover our liquidity requirements over the next 12 months.

Cash Flows

	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015	Increase/ (Decrease)
Net cash provided by operating activities	$52,647	$27,368	$25,279
Net cash used in investing activity	(23,939)	(19,786)	4,153
Net cash used in financing activities	(28,773)	(61,276)	(32,503)

Net decrease in cash and cash equivalents	$(65)	$(53,694)	$(53,629)

The increase in net cash provided by operating activities was mainly due to collections on tenant allowances and a signing bonus related to our new credit card program, partially offset by purchases of inventory.

Net cash used in investing activity was entirely for capital expenditures in both periods presented. Capital expenditures were greater for the 26 weeks ended July 30, 2016 primarily due to an additional five new stores and certain relocated stores in the 26 weeks of 2016 compared to one new store in 2015.

During the 26 weeks ended July 30, 2016, net cash used in financing activities consisted of debt repayments of $187.7 million, cash dividends paid of $6.9 million and the repurchase of 150,658 shares of our common stock for $1.0 million, offset by proceeds from borrowings of $164.9 million, proceeds from the exercise of stock options and ESPP purchases of $1.4 million and excess tax benefit from share-based compensation of $0.5 million. During the 26 weeks ended August 1, 2015, net cash used in financing activities consisted of debt repayments of $239.2 million, cash dividends paid of $232.3 million, the repurchase of 198,973 shares of our common stock for $3.1 million and paid $0.4 million in debt issuance cost, offset by proceeds from borrowings of $409.4 million, excess tax benefit from share-based compensation of $3.8 million and proceeds from the exercise of stock options and ESPP purchases of $0.5 million. Borrowings under our credit facilities were initially used for a special dividend paid during the first quarter of 2015, and have subsequently been used for working capital, capital expenditures and other general corporate purposes. See Note 2 “Shareholders’ Equity” of the Notes to the Condensed Consolidated Financial Statements for further discussion.

Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 30, 2016. We have made no material changes in our critical accounting policies and estimates since January 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 30, 2016. There were no material changes to our market risk during the quarter ended July 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the discussion of legal proceedings in Note 4 “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended January 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended July 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
May 1, 2016 - May 28, 2016	572	$6.01	572	577,020
May 29, 2016 - July 2, 2016	6,211	7.35	6,211	570,809
July 3, 2016 - July 30, 2016	593	8.29	593	570,216

Total	7,376	$7.32	7,376	570,216

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Stein Mart, Inc. 2001 Omnibus Plan, as Amended and Restated effective June 21, 2016, incorporated by reference to the Exhibit 10.1, to the Registrant’s Current Report on Form 8-K filed on May 11, 2016

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: August 31, 2016	By:	/s/ Dawn H. Robertson
Dawn H. Robertson
Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer