Form 10-Q
period 2016-10-29
STEIN MART INC
filed 2016-12-01
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

or

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

The number of shares outstanding of the Registrant’s common stock as of November 30, 2016 was 46,897,234.

Stein Mart, Inc.

Table of Contents

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	October 29, 2016	January 30, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$13,968	$11,830	$14,126
Inventories	383,932	293,608	372,912
Prepaid expenses and other current assets	29,980	18,586	31,614

Total current assets	427,880	324,024	418,652
Property and equipment, net of accumulated depreciation and amortization of $212,689, $190,952 and $185,520, respectively	172,771	162,954	162,907
Other assets	29,831	29,247	30,505

Total assets	$630,482	$516,225	$612,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208,161	$105,569	$202,176
Current portion of long-term debt	10,000	10,000	10,000
Accrued expenses and other current liabilities	77,076	71,571	68,162

Total current liabilities	295,237	187,140	280,338
Long-term debt, net of current portion	169,681	180,150	181,833
Deferred rent	42,266	41,146	41,163
Other liabilities	45,401	31,472	36,470

Total liabilities	552,585	439,908	539,804

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; 46,919,426, 45,814,583 and 45,675,579 shares issued and outstanding, respectively	469	458	457
Additional paid-in capital	49,497	42,801	41,826
Retained earnings	28,196	33,337	30,397
Accumulated other comprehensive loss	(265)	(279)	(420)

Total shareholders’ equity	77,897	76,317	72,260

Total liabilities and shareholders’ equity	$630,482	$516,225	$612,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$299,527	$300,665	$975,000	$965,769
Cost of merchandise sold	226,816	218,497	703,958	686,286

Gross profit	72,711	82,168	271,042	279,483
Selling, general and administrative expenses	89,034	81,464	259,348	248,631

Operating (loss) income	(16,323)	704	11,694	30,852
Interest expense, net	949	891	2,798	2,384

(Loss) income before income taxes	(17,272)	(187)	8,896	28,468
Income tax (benefit) expense	(6,262)	10	3,588	11,007

Net (loss) income	$(11,010)	$(197)	$5,308	$17,461

Net (loss) income per share:
Basic	$(0.24)	$(0.01)	$0.12	$0.39

Diluted	$(0.24)	$(0.01)	$0.11	$0.37

Weighted-average shares outstanding:
Basic	45,845	44,791	45,720	44,704

Diluted	45,845	44,791	46,599	45,916

Dividends declared per common share	$0.075	$0.075	$0.225	$5.225

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net (loss) income	$(11,010)	$(197)	$5,308	$17,461
Other comprehensive income, net of tax:
Amounts reclassified from accumulated other comprehensive income	4	4	14	12

Comprehensive (loss) income	$(11,006)	$(193)	$5,322	$17,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	39 Weeks Ended	39 Weeks Ended
	October 29, 2016	October 31, 2015
Cash flows from operating activities:
Net income	$5,308	$17,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,636	22,050
Share-based compensation	6,306	5,773
Store closing charges	25	7
Impairment of property and other assets	277	—
Loss on disposal of property and equipment	14	53
Deferred income taxes	520	(769)
Tax (expense) benefit from equity issuances	(187)	3,836
Excess tax benefits from share-based compensation	(31)	(3,875)
Changes in assets and liabilities:
Inventories	(90,324)	(87,289)
Prepaid expenses and other current assets	(11,581)	(12,221)
Other assets	(585)	603
Accounts payable	102,469	71,617
Accrued expenses and other current liabilities	6,812	(2,177)
Other liabilities	14,764	11,226

Net cash provided by operating activities	57,423	26,295

Cash flow from investing activity:
Net acquisition of property and equipment	(35,026)	(34,470)

Net cash used in investing activity	(35,026)	(34,470)

Cash flows from financing activities:
Proceeds from borrowings	292,183	533,334
Repayments of debt	(302,683)	(341,501)
Debt issuance costs	—	(380)
Cash dividends paid	(10,378)	(235,691)
Excess tax benefits from share-based compensation	31	3,875
Proceeds from exercise of stock options and other	1,715	562
Repurchase of common stock	(1,127)	(3,212)

Net cash used in financing activities	(20,259)	(43,013)

Net increase (decrease) in cash and cash equivalents	2,138	(51,188)
Cash and cash equivalents at beginning of year	11,830	65,314

Cash and cash equivalents at end of period	$13,968	$14,126

Supplemental disclosures of cash flow information:
Income taxes paid	$11,818	$12,304
Interest paid	2,715	2,130
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at the end of the period	2,866	4,051

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

Certain reclassifications have been made in the 2015 Condensed Consolidated Statement of Cash Flows to conform to classifications used in 2016.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU introduce clarifications to the presentation of certain cash receipts and cash payments in the statement of cash flows. The primary updates include additions and clarifications of the classification of cash flows related to certain debt repayment activities, contingent consideration payments related to business combinations, proceeds from insurance policies, distributions from equity method investees and cash flows related to securitized receivables. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of this ASU is permitted, including in interim periods. The ASU requires retrospective application to all prior periods presented upon adoption. Adoption of ASU No. 2016-15 was completed in the current period and did not affect our cash flows as we were already in compliance with the ASU.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. We are currently evaluating the overall effect the adoption of this ASU will have on our financial condition, results of operations and cash flows, but we currently believe the adoption of this ASU will have a significant effect on our Consolidated Balance Sheets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent clarifications. ASU No. 2014-09 will replace almost all existing revenue recognition guidance, including industry-specific guidance, upon its effective date. The standard’s core principle is for a company to recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled. A company may also need to use more judgment and make more estimates when recognizing revenue, which could result in additional disclosures. ASU 2014-09 also provides guidance for transactions that were not addressed comprehensively in previous guidance, such as the recognition of breakage income from the sale of gift cards. The standard permits the use of either the retrospective or cumulative effect transition method. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (our fiscal year 2018). Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We plan to adopt this ASU in the fiscal year 2018 and utilize a cumulative effect of applying this ASU recognized at the date of initial application. While we are still in the process of evaluating the effect that these ASU’s may have on our financial statements, we do not currently expect a material effect on our financial condition, results of operations or cash flows.

2. Shareholders’ Equity

Dividends

During the 39 weeks ended October 29, 2016, we paid three quarterly dividends of $0.075 per common share on April 15, 2016, July 15, 2016 and October 14, 2016. During the 39 weeks ended October 31, 2015, we paid three quarterly dividends of $0.075 per common share on April 17, 2015, July 17, 2015 and October 16, 2015.

On February 4, 2015, we announced that our Board of Directors declared a special cash dividend of $5.00 per common share, which was paid on February 27, 2015. As a result of the special cash dividend, all outstanding stock options and performance share awards were modified during 2015 so that they retained the same fair value. No incremental compensation expense resulted from these modifications.

Stock Repurchase Plan

During the 13 weeks ended October 29, 2016, we repurchased 15,999 shares of our common stock at a total cost of approximately $0.1 million. During the 13 weeks ended October 31, 2015, we repurchased 14,842 shares of our common stock at a total cost of approximately $0.1 million. During the 39 weeks ended October 29, 2016, we repurchased 166,657 shares of our common stock at a total cost of approximately $1.1 million. During the 39 weeks ended October 31, 2015, we repurchased 213,815 shares of our common stock at a total cost of approximately $3.2 million. Stock repurchases were for tax withholding amounts due on employee stock awards and during the first 39 weeks of 2016 and 2015 included no shares purchased on the open market under our previously authorized stock repurchase plan. As of October 29, 2016, there are 554,217 shares that can be repurchased pursuant to the Board of Director’s current authorization.

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Basic (Loss) Earnings Per Common Share:
Net (loss) income	$(11,010)	$(197)	$5,308	$17,461
Income allocated to participating securities	18	26	22	205

Net (loss) income available to common shareholders	$(11,028)	$(223)	$5,286	$17,256

Basic weighted-average shares outstanding	45,845	44,791	45,720	44,704

Basic (loss) earnings per share	$(0.24)	$(0.01)	$0.12	$0.39

Diluted (Loss) Earnings Per Common Share:
Net (loss) income	$(11,010)	$(197)	$5,308	$17,461
Income allocated to participating securities	18	26	22	255

Net (loss) income available to common shareholders	$(11,028)	$(223)	$5,286	$17,206

Basic weighted-average shares outstanding	45,845	44,791	45,720	44,704
Incremental shares from share-based compensation plans	—	—	879	1,212

Diluted weighted-average shares outstanding	45,845	44,791	46,599	45,916

Diluted (loss) earnings per share	$(0.24)	$(0.01)	$0.11	$0.37

Due to the Company’s net loss position for the third quarter of 2016 and 2015, 0.1 million and 0.4 million weighted average unvested restricted shares (participating securities) and 1.1 million and 1.3 million weighted average common stock equivalents (non-participating securities), respectively, were not considered in the calculation of net loss available to common shareholders used for diluted EPS for the quarter.

Options totaling approximately 1.4 million and 2.1 million shares of common stock that were outstanding during the 13 and 39 weeks ended October 29, 2016, respectively, were not included in the computation of diluted earnings per common share because their inclusion would have been anti-dilutive. Options totaling approximately 0.4 million and 0.2 million shares of common stock that were outstanding during the 13 and 39 weeks ended October 31, 2015, respectively, were not included in the computation of diluted earnings per common share because their inclusion would have been anti-dilutive.

4. Commitments and Contingencies

We are involved in various routine legal proceedings incidental to the conduct of our business. During both the 13 weeks ended October 29, 2016 and October 31, 2015, we accrued less than $0.1 million and during the 39 weeks ended October 29, 2016 and October 31, 2015, we accrued $1.9 million and $0.1 million, respectively, for actual and anticipated legal settlements. While some of these matters could be material to our results of operations or cash flows for any particular period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our overall financial condition.

Stein Mart, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we,” “our,” “us” and “Stein Mart” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors including, but not limited to, the matters discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 30, 2016, filed with the Securities and Exchange Commission (“SEC”) on April 11, 2016.

Overview

We are a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices comparable to off-price retail chains. Our focused assortment of merchandise features current-season moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions. We are adding new modern brands to our stores to offer discriminating shoppers even more of the fashion and savings they want.

Financial Overview for the 13 and 39 weeks ended October 29, 2016

•	Net sales were $299.5 million for the 13 weeks ended October 29, 2016 compared to $300.7 million for the 13 weeks ended October 31, 2015, and $975.0 million for the 39 weeks ended October 29, 2016 compared to $965.8 million for the 39 weeks ended October 31, 2015.

•	Comparable store sales for the 13 weeks ended October 29, 2016 decreased 4.6 percent compared to the 13 weeks ended October 31, 2015, and for the 39 weeks ended October 29, 2016 decreased 3.1 percent compared to the 39 weeks ended October 31, 2015.

•	Net loss for the 13 weeks ended October 29, 2016 was $11.0 million, or $0.24 per diluted share, compared to net loss of $0.2 million, or $0.01 per diluted share, for the 13 weeks ended October 31, 2015.

•	Net income for the 39 weeks ended October 29, 2016 was $5.3 million, or $0.11 per diluted share, compared to net income of $17.5 million, or $0.37 per diluted share, for the 39 weeks ended October 31, 2015.

•	We had $179.7 million, $190.2 million and $191.8 million of direct borrowings under our credit facilities as of October 29, 2016, January 30, 2016 and October 31, 2015, respectively.

Stores

The following table sets forth the stores activity for the 13 and 39 weeks ended October 29, 2016 and October 31, 2015.

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Stores at beginning of period	283	269	278	270
Stores opened during the period	8	5	13	6
Stores closed during the period	(1)	—	(1)	(2)

Stores at the end of period	290	274	290	274

Results of Operations

The following table sets forth each line item of our Condensed Consolidated Statements of Operations expressed as a percentage of net sales (1):

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	75.7%	72.7%	72.2%	71.1%

Gross profit	24.3%	27.3%	27.8%	28.9%
Selling, general and administrative expenses	29.7%	27.1%	26.6%	25.7%

Operating (loss) income	(5.5)%	0.2%	1.2%	3.2%
Interest expense, net	0.3%	0.3%	0.3%	0.2%

(Loss) income before income taxes	(5.8)%	(0.1)%	0.9%	3.0%
Income tax (benefit) expense	(2.1)%	0.0%	0.4%	1.2%

Net (loss) income	(3.7)%	(0.1)%	0.5%	1.8%

(1)	Table may not foot, due to rounding.

13 and 39 Weeks Ended October 29, 2016, Compared to the 13 and 39 Weeks Ended October 31, 2015 (dollar amounts in thousands):

Net Sales

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended	Increase/
	October 29, 2016	October 31, 2015	(Decrease)	October 29, 2016	October 31, 2015	(Decrease)
Net sales	$299,527	$300,665	$(1,138)	$975,000	$965,769	$9,231
Sales percent increase:
Total net sales			(0.4)%			1.0%
Comparable store sales			(4.6)%			(3.1)

The 4.6 percent and 3.1 percent decreases in comparable stores sales for the 13 and 39 weeks ended October 29, 2016, respectively, were both driven by decreases in the number of transactions and average unit retail prices, partially offset by an increase in units per transaction. We continue to implement new strategies designed to acquire new customers, strengthen loyalty and deliver distinctive merchandise, however, our execution of these initiatives was done too quickly and in ways that negatively affected our core customer and sales in the third quarter. Additionally, comparable store sales decreased due to the effect that unseasonably warm weather had on cold weather-related sales as well as Hurricane Matthew negatively affecting sales in our southeast coastal stores during October.

Comparable store sales reflect stores open throughout the period and prior fiscal year and include Ecommerce sales. Ecommerce sales positively affected comparable store sales by approximately 0.1 percent and less than 0.1 percent of the comparable store sales for the 13 and 39 weeks ended October 29, 2016, respectively. Ecommerce sales contributed approximately 2.2 percent and 1.7 percent of net sales for the 13 weeks ended October 29, 2016 and October 31, 2015, respectively, and approximately 2.0 percent and 1.6 percent of net sales for the 39 weeks ended October 29, 2016 and October 31, 2015, respectively. Comparable store sales do not include leased department commissions.

Gross Profit

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended
	October 29, 2016	October 31, 2015	(Decrease)	October 29, 2016	October 31, 2015	(Decrease)
Gross profit	$72,711	$82,168	$(9,457)	$271,042	$279,483	$(8,441)
Percentage of net sales	24.3%	27.3%	(3.0)%	27.8%	28.9%	(1.1)%

The declines in our gross profit rate as a percentage of net sales for the 13 and 39 weeks ended October 29, 2016 compared to the 13 and 39 weeks ended October 31, 2015 were driven by higher markdowns in the 13 weeks ended October 29, 2016 as well as higher occupancy costs that did not leverage on softer sales. The execution of new promotional initiatives negatively affected traffic creating higher markdowns to clear spring merchandise. Gross Profit was also negatively affected by increased coupon usage and the clearing of current season and non-performing categories, particularly in Men’s and Accessories.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended
	October 29, 2016	October 31, 2015	Increase	October 29, 2016	October 31, 2015	Increase
Selling, general and administrative expenses	$89,034	$81,464	$7,570	$259,348	$248,631	$10,717
Percentage of net sales	29.7%	27.1%	2.6%	26.6%	25.7%	0.9%

Increases in SG&A in the 13 weeks ended October 29, 2016 compared to the 13 weeks ended October 31, 2015 were driven by operating expenses for eight additional stores, a $1.4 million charge related to our former CEO’s resignation in September and higher advertising expense. These increases were offset by higher credit card program income and operating savings. Advertising expenses increased due to a combination of our change in media mix, to include additional TV, and promoting our new stores. Our higher credit card program income was due to the improved economics from our new agreement with Synchrony Financial plus higher penetration.

Increases in SG&A in the 39 weeks ended October 29, 2016 compared to the 39 weeks ended October 31, 2015 were driven operating expenses for 13 additional stores, by a $1.4 million charge related to our former CEO’s resignation in September and accruals for actual and anticipated legal settlements. Advertising expenses increased due to a combination of our change in media mix and promoting our new stores. These increases were partially offset by higher credit card program income and lower store selling expenses. Credit card income was higher due to the improved economics from our new agreement with Synchrony Financial plus higher penetration.

Interest Expense, net

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended
	October 29, 2016	October 31, 2015	Increase	October 29, 2016	October 31, 2015	Increase
Interest expense	$949	$891	$58	$2,798	$2,384	$414
Percentage of net sales	0.3%	0.3%	0.0%	0.3%	0.2%	0.1%

Interest expense for the 13 weeks ended October 29, 2016 increased compared to the 13 weeks ended October 31, 2015 due primarily to slightly higher short-term interest rates. The increase in interest expense in the 39 weeks ended October 29, 2016 compared to the 39 weeks ended October 31, 2015 is driven by the 2016 period including three full quarters of interest expense on our credit facility. In 2015, we did not begin borrowing on our credit facility until the end of February.

Income Taxes

	13 Weeks Ended	13 Weeks Ended	(Decrease)/	39 Weeks Ended	39 Weeks Ended	(Decrease)/
	October 29, 2016	October 31, 2015	Increase	October 29, 2016	October 31, 2015	Increase
Income tax (benefit) expense	(6,262)	$10	$(6,272)	$3,588	$11,007	$(7,419)
Effective tax rate	36.3%	(5.3)%	41.6%	40.3%	38.7%	1.6%

The effective tax rate for the 13 and 39 weeks ended October 29, 2016 compared to the 13 and 39 weeks ended October 31, 2015 increased primarily due to the effect of permanent differences for certain non-deductible expenses, partially offset by the earlier extension of the Federal Work Opportunity Tax Credit.

Liquidity and Capital Resources

Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and our $250 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank. Working capital is used to support store inventories and capital investments for system improvements, fund new store openings, maintain existing stores, pay dividends, make debt service payments and repurchase shares of our common stock. Historically, our working capital needs are lowest after our heavy spring selling in March and April and holiday selling in late December and early January. They are highest as we begin paying for our heavy spring, fall and holiday receipts in late February, October and at the end of November. As of October 29, 2016, we had cash and cash equivalents of $14.0 million and $179.7 million in borrowings under our credit facilities. We believe that our cash flows from operations and our available cash and cash equivalents are sufficient to cover our liquidity requirements over the next 12 months.

Cash Flows

	39 Weeks Ended	39 Weeks Ended	Increase/
	October 29, 2016	October 31, 2015	(Decrease)
Net cash provided by operating activities	$57,423	$26,295	$31,128
Net cash used in investing activity	(35,026)	(34,470)	556
Net cash used in financing activities	(20,259)	(43,013)	(22,754)

Net increase (decrease) in cash and cash equivalents	$2,138	$(51,188)	$(53,326)

The increase in net cash provided by operating activities was mainly due to the increase in Accounts Payable, (the third quarter is our expected seasonal high for company receipts), collections on tenant allowances and a signing bonus related to our new credit card program, partially offset by purchases of inventory.

Net cash used in investing activity was entirely for capital expenditures in both periods presented. Capital expenditures were greater for the 39 weeks ended October 29, 2016 primarily due to an additional thirteen new stores and certain relocated stores in the 39 weeks of 2016 compared to six new stores in 2015.

During the 39 weeks ended October 29, 2016, net cash used in financing activities consisted of debt repayments of $302.7 million, cash dividends paid of $10.4 million and the repurchase of 166,657 shares of our common stock for $1.1 million, offset by proceeds from borrowings of $292.2 million, proceeds from the exercise of stock options and ESPP purchases of $1.7 million and excess tax benefit from share-based compensation of less than $0.1 million.

During the 39 weeks ended October 31, 2015, net cash used in financing activities consisted of debt repayments of $341.5 million, cash dividends paid of $235.7 million, the repurchase of 213,815 shares of our common stock for $3.2 million and $0.4 million in debt issuance costs, offset by proceeds from borrowings of $533.3 million, excess tax benefit from share-based compensation of $3.9 million and proceeds from the exercise of stock options and ESPP purchases of $0.6 million. Borrowings under our credit facilities were initially used for a special dividend paid during the first quarter of 2015, and have subsequently been used for working capital, capital expenditures and other general corporate purposes. See Note 2 “Shareholders’ Equity” of the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risk, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 30, 2016. There were no material changes to our market risk during the quarter ended October 29, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 29, 2016 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended October 29, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total number of	Maximum number
	Total	Average	shares purchased	of shares that may
	number	price	as part of publicly	yet be purchased
	of shares	paid per	announced plans	under the plans or
Period	purchased	share	or programs (1)	programs (1)
July 31, 2016 - August 27, 2016	2,133	$8.66	2,133	568,083
August 28, 2016 - October 1, 2016	1,034	7.43	1,034	567,049
October 2, 2016 - October 29, 2016	12,832	7.54	12,832	554,217

Total	15,999	$7.69	15,999	554,217

(1)	All stock repurchases were for tax withholding amounts due on employee stock awards. No shares were purchased on the open market pursuant to our open market repurchase program. Our open market repurchase program is conducted pursuant to authorizations made from time to time by our Board of Directors, including the most recent authorization of an additional 500,000 shares by the Board of Directors on November 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Agreement and General Release between Dawn H. Robertson and Stein Mart, Inc. dated September 27, 2016, incorporated by reference to the Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 29, 2016

31.1	Certification of Interim Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: December 1, 2016	By:	/s/ D. Hunt Hawkins
D. Hunt Hawkins
Interim Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer