Form 10-K
period 2017-01-28
STEIN MART INC
filed 2017-04-13
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 30, 2016 was $268,018,805. For purposes of this response, executive officers and directors are deemed to be affiliates of the registrant and the holdings by non-affiliates was computed as 31,164,977 shares. At April 11, 2017, the Registrant had issued and outstanding an aggregate of 47,114,862 shares of its common stock.

Documents Incorporated By Reference:

Portions of the Registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference in Part III.

STEIN MART, INC.

This Annual Report on Form 10-K contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in Part I, Item 1A under “Risk Factors” and Item 3 under “Legal Proceedings,” in Part II, Item 5 under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and Part II, Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item under “Financial Statements and Supplementary Data.” Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. In addition, except for historical facts, all information provided in Part II, Item 7A, under “Quantitative and Qualitative Disclosures about Market Risk” should be considered forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information, future events or otherwise. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

PART I

ITEM 1. BUSINESS

OVERVIEW

Headquartered in Jacksonville, Florida, Stein Mart, Inc. is a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices comparable to off-price retail chains. Our focused assortment of merchandise features current season, moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions, all offered at prices competitive with off-price retail chains. Begun in the early 1900’s as a single store in Greenville, Mississippi, we operated 290 stores in 31 states and an E-commerce retail selling site as of January 28, 2017.

As used herein, the terms “we,” “our,” “us” and “Stein Mart” refer to Stein Mart, Inc., a Florida corporation, and its wholly-owned subsidiaries.

KEY STRATEGIC OBJECTIVES

Our mission is to provide current season, first-quality fashion apparel, shoes, accessories and home fashion merchandise at prices comparable to off-price retail chains in a convenient, attractive and easy-to-shop location. We believe our success and future growth will depend on the consistent execution of the following:

●	Having a desirable, current season assortment of designer, brand name, exclusive and proprietary fashion apparel, accessories and home fashion merchandise,

●	Sourcing a wide range of key brands and maintaining strong partnerships with the vendors representing those brands,

●	Offering everyday low prices on fashion merchandise through buying methodologies and low cost operations,

●	Attracting repeat and new customers through marketing and advertising programs,

●	Having an attractive store appearance, appealing merchandise presentation and on-demand customer service, similar to a department or specialty store,

●	Opening new and maintaining current locations in regional, community and neighborhood shopping centers serving a more affluent customer, and

●	Building and growing our E-commerce business.

TARGET CUSTOMER

Our target customer is a woman over 45 years old who is both style conscious and value seeking. She is typically married and college educated. She may be multi-cultural, works at least part-time in a professional position and has above-average household income.

MERCHANDISING, PURCHASING AND PRICING

Our fashion assortment is driven primarily by seasonal fashion trends and a focus on name brand and designer merchandise complemented by a select program of private label and proprietary/exclusive merchandise. During 2016, approximately 10% of our sales were from private label or proprietary/exclusive merchandise. We merchandise our stores based on individual store selling characteristics, seasonal buying fluctuations and regional preferences while maintaining mostly consistent assortments from store to store.

Our merchants purchase products from approximately 1,200 vendors. One of our vendors accounted for approximately 6% of our total purchases during 2016. We buy a majority of our merchandise at the same time and from many of the same manufacturers as traditional department/specialty stores, although we generally do not require the same level of front and back-end vendor concessions, such as advertising allowances, return privileges and markdown allowances, which are common and significant in the department store industry. As a result, we believe that our buyers are able to negotiate more favorable upfront pricing terms from our vendors. We also purchase merchandise opportunistically when we believe a combination of the product and the price makes it a compelling addition to our assortment. In both instances, we pass our savings on to our customers through everyday low pricing targeted to be competitive with off-price retail chains.

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

The following table sets forth the percentage of our sales by major merchandise category, including shoe department sales, for the fiscal years indicated:

	2016	2015	2014
Ladies’ and Boutique apparel	46%	46%	45%
Ladies’ accessories	10%	11%	11%
Men’s	19%	19%	19%
Home	13%	13%	13%
Shoes	8%	7%	7%
Other	4%	4%	5%
	100%	100%	100%

LOCATIONS, GROWTH STRATEGY AND STORE APPEARANCE

On January 28, 2017, we operated 290 stores in 31 states and an E-commerce retail selling site. Our stores are located in the Northeast, Midwest, Southeast, Texas and the Southwest. We are most fully concentrated in the Southeast and Texas where 189 of our stores are located. Most locations are in neighborhood, community and regional shopping centers frequented by a more affluent customer. Our optimal co-tenants within these shopping centers cater to a similar target customer and include highly-frequented retail formats such as other apparel retailers, higher-end grocers and restaurants. All Stein Mart locations, including the corporate headquarters and distribution centers, are leased.

We selectively seek additional store locations that strengthen our portfolio in current as well as new markets. We utilize regional tenant representative brokers to help us identify potential sites for new or relocated stores. New and relocated store decisions are supported by independent sales forecasts, and are approved by a real estate committee made up of senior level executives.

Our typical store is approximately 32,000 gross square feet. They have a racetrack design, convenient centralized check-out and individual dressing rooms. We display merchandise in lifestyle groupings of apparel and accessories, which we believe enables our customers to locate desired merchandise in a manner that encourages multiple purchases. We seek to create excitement in our stores through the continual flow of fashion merchandise, targeted sales promotions, store layout, merchandise presentation, and the quality, value and depth of our merchandise assortment.

E-COMMERCE

We sell merchandise offerings on our website at www.steinmart.com. The website allows customers to make online purchases of much of the same product offered in our stores along with some exclusive online products. The website also provides information for customers regarding store locations, brands, products and selected sales promotion activity. Visitors to our website may apply for our credit card, sign up to be Preferred Customers, sign up for email notifications and purchase gift cards. E-commerce sales amounted to approximately 2.1%, 1.7% and 1.0% of our total sales in 2016, 2015 and 2014, respectively. The warehousing and distribution for E-commerce is managed by two third-party providers and, in some cases, our vendors.

CUSTOMER SERVICE

Our stores offer many services typically found in better department or specialty stores, such as merchandise locator services, a Preferred Customer program, co-branded and private label credit card programs and electronic gift cards. Each store is staffed with a number of sales associates to provide on-demand customer service. Our stores have their own Boutique, generally staffed by specially-recruited consultants. We believe this staffing approach adds credibility and fashion integrity to our Boutique area.

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

Our advertising stresses upscale fashion merchandise at discount prices. We utilize a combination of full-color circulars (both inserted in newspapers and mailed directly to homes), direct mail, newspaper run of press advertising and email to distribute our sales promotion messages. To reach a broader audience, increase brand awareness and drive promotional events, we use both television and radio advertising. We utilize digital media, primarily paid search, comparison shopping engines, affiliate marketing and display advertising to increase brand awareness and drive traffic to our E-commerce site. We also use social networking sites, including Facebook, Twitter and various blogs.

Our Preferred Customer Card Program is an important marketing tool. Preferred Customer Card Program customers receive preview copies of select circulars mailed to their homes, members only shopping days, birthday discounts and special email announcements. This program provides useful database information regarding customer preferences, habits and advertising receptivity. All Stein Mart Credit Card holders are members of our Preferred Customer Card Program.

STEIN MART CREDIT CARDS

Stein Mart has both Co-Branded Mastercard and Private Label Credit Cards (together “Stein Mart Credit Card”) available for our customers based on credit approvals. These cards are issued by our business partner, Synchrony Financial, who bears all credit risk associated with the cards. Synchrony Financial provides us certain direct financial benefits based on sales on the cards and other factors.

As mentioned above, Stein Mart Credit Card holders receive advance notice of sales events and special promotional offers including Extra Savings Events which occur periodically throughout the year and provide incremental savings on purchases made with the Stein Mart Credit Card during these events. Stein Mart Co-Branded Mastercard holders also participate in the credit card rewards program, which provides for an incentive in the form of reward certificates based on their cumulative purchases made on the credit card.

COMPETITION

We operate in an intensely competitive retail industry. Our primary competitors for both our stores and E-commerce are department and specialty stores, as well as conventional off-price retail chains. From our customer’s perspective, we believe that we differentiate ourselves from department and specialty stores with our (i) lower initial pricing, (ii) convenient locations in shopping centers and (iii) assortments that are more selective than department stores and more varied than specialty stores. We also believe that we differentiate ourselves from typical off-price retail chains by offering (i) primarily current season first-quality merchandise carried by better department or specialty stores, (ii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, (iii) merchandise presentation and customer service more comparable to upscale retailers and (iv) competitive price levels.

DISTRIBUTION

Our logistics network (“supply chain”) consists of consolidation centers (“CC’s”) located in the Atlanta, Los Angeles and New Jersey areas, and store distribution centers (“SDC’s”) located in the Atlanta, Dallas and Los Angeles areas. Approximately 55% of the vendor shipments are aggregated at the CC’s and then shipped to the SDC’s with the remaining 45% moving directly from vendors to SDC’s. The SDC’s receive, check and prepare the merchandise to ensure it is floor ready for our stores. The SDC’s are automated and virtually all of our vendors are electronic data interchange (“EDI”) capable so we are able to cross-dock a high percentage of our receipts. Store deliveries are made by contract carriers once or twice a week, depending on location and store volume. The New Jersey CC is the only facility managed by a third-party logistics provider.

EMPLOYEES

As of January 28, 2017, our work force consisted of approximately 11,000 employees (5,600 40-hour equivalent employees). Each of our stores employs an average of 36 persons. The number of employees fluctuates during the year based on the particular selling season. We have no employees subject to Collective Bargaining Agreements. We believe that our relations with our employees are generally good.

SEASONALITY

Our business is seasonal in nature. Sales and profitability are historically higher in the first and fourth quarters of the fiscal year, which include the spring and holiday seasons.

TRADEMARKS

We own the federally registered trademark Stein Mart®, together with a number of other marks used in conjunction with our private label merchandise program. We believe that our trademarks are important, but, with the exception of Stein Mart®, not critical to our merchandising strategy.

AVAILABLE INFORMATION

Copies of our Annual Reports on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those filings are available, free of charge, on our investor relations website at http://ir.steinmart.com (click on “SEC Filings”). Also available free of charge on the investor relations website are the Charters for the Audit Committee, Compensation Committee and Corporate Governance Committee, as well as the Code of Conduct, Corporate Governance Guidelines, Bylaws and the Conflict Minerals Policy (click on “Charters & Documents”). Paper copies of these items are available free of charge upon written request to Stein Mart, Inc., 1200 Riverplace Boulevard, Jacksonville, FL 32207, Attention: Investor Relations.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition can be adversely affected by numerous risks and uncertainties. In evaluating us, the risks and uncertainties described below and the matters described in “Forward-Looking Statements” should be considered carefully. Should any of these risks actually materialize, our business, financial condition and future prospects could be adversely affected.

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

We face intense competition in the retail industry. We face intense competition for customers from department stores, specialty stores, regional and national off-price retail chains and internet and mail-order retailers. Many of these competitors are larger and have significantly greater financial and marketing resources than we do. In addition, many department stores and other competitors have become more promotional and have reduced their price points. Certain department stores and certain of our vendors have opened outlet stores which offer merchandise at prices that are competitive with ours. Many of our competitors have significant E-commerce sales. While we maintain an internet site, our E-commerce sales comprised approximately 2.1% of our total sales in 2016. If we fail to successfully compete, our profitability and results of operations could be adversely affected.

Unanticipated changes in fashion trends and changing consumer preferences may adversely affect our sales. Our success depends in part upon our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner. Although we attempt to stay abreast of the fashion tastes of our customers and provide merchandise that satisfies customer demand, fashion trends can change rapidly and we may not accurately anticipate shifts in fashion trends and adjust our merchandise mix to appeal to changing consumer tastes in a timely manner. If we misjudge the market for our products or are unsuccessful in responding to changes in fashion trends or in market demand, we could experience insufficient inventory levels and missed opportunities, or excess inventory levels and higher markdowns, either of which could have a material adverse effect on our financial condition and results of operations. We may also lose customers and market share to those of our competitors who are able to better anticipate, identify and respond to such fashion trends and market demands. And because our success depends on our brand image, our business could be materially adversely affected if new product offerings are not accepted by our customers to the same extent as past product offerings.

Our ability to sustain profitable growth is subject to our successfully implementing strategic plans. The success of our strategic plans is also dependent on the skills, experience, and efforts of our management and other associates and our success with third parties. The loss of key management personnel could also negatively impact the execution of our business strategy. Additional charges may be required if we are unable to successfully implement our plans or if we adopt new strategies for the future. There is no assurance that we will be able to successfully implement these strategic initiatives or that the implementation of changes will result in the benefits or costs savings at the levels that we anticipate or at all, which may result in an adverse impact on our business and financial results.

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

Dividend Impact on Stock Price. We believe our stock price, in part, reflects expectations that our cash dividend will continue at current levels. Future dividends are subject to declaration by our Board of Directors and could be reduced or eliminated if we fail to operate with desired levels of profitably or cash flows. If our dividend is reduced or eliminated, our stock price may decline, which could have a material adverse effect on investor confidence and employee retention.

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

Under-performing stores can result in charges and expenses. If individual stores underperform to the point that their future estimated cash flows will not cover our undepreciated fixed asset investment, we take an impairment charge. We also close certain under-performing stores, generally based on the lack of store profitability. Such closures subject us to costs, including lease termination payments and the write-down of leasehold improvements, equipment, furniture, fixtures and inventory. For early terminations, we may incur charges for asset write-downs and remain liable for future lease obligations which could adversely affect our profitability and results of operations.

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

We are dependent on certain key personnel and our ability to attract and retain qualified employees and increases in the cost of employee compensation and benefits could impact our financial results and cash flows. Our business is dependent on attracting and retaining quality employees. Many of our employees are in entry level or part-time positions with historically high rates of turnover. We also face challenges in recruiting and retaining talent in other areas, including management, accounting and information technology for reasons such as talent availability in our geographic areas and otherwise. Our ability to meet our labor needs while controlling our labor costs, including hourly wages and costs of providing retirement, health and other employee benefits, and hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs, including health care legislation. Departures of key personnel could be viewed in a negative light by investors or analysts, which could cause a decline in the price of our common stock.

The seasonality of our business and fluctuations in sales and operating results could cause volatility in the price of our common stock. Our business is seasonal with our highest sales occurring in the first and fourth quarters, which include the spring and holiday seasons. Our annual operating results depend significantly upon sales generated during these quarters, and any factor that negatively affects these selling seasons could have a material adverse effect on our results of operations for the entire year. Comparable store sales and quarterly operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Our stock price is influenced by these financial fluctuations, as well as other factors, including economic conditions, timing of promotional events, actions of competitors, inventory management, changes in fashion trends and unseasonable weather conditions.

If we experience any business interruptions or disruptions in the distribution process, our profitability could be materially affected. We may not anticipate, respond adequately to or control all of the challenges of operating our distribution operations. In the event that the orderly receipt and distribution of merchandise is disrupted, including by labor disputes at ports of entry, impeding the timeliness or fulfillment quality of the products being distributed, or any of our distribution centers becomes inaccessible, or is otherwise not fully usable, it would have a material adverse effect on our ability to distribute our products, which in turn would have a material adverse effect on our sales, profitability, financial condition and operating performance.

We are subject to risks associated with importing merchandise from other countries. Much of the fashion and brand name merchandise we acquire through vendors is sourced from various foreign countries. Political or financial instability, terrorism, trade restrictions, tariffs, currency exchange rates, raw material shortages, disruptions, strikes, work stoppages and other factors beyond our control could affect the availability of our merchandise inventory. Current discussion regarding increases in tariffs or reductions in deductibility for merchandise sourced from foreign vendors could materially affect our inventory costs, and if we are unable to pass those increases on to our customers, the increases could have a material adverse effect on our sales, profitability, financial condition and operating performance.

Additionally, we require our vendors and the third parties from whom they source merchandise to comply with all applicable laws and regulations, and our own sourcing policies such as the use of labor practices which are considered ethical in the United States and not using fur in our merchandise. We do not have the ability to control our vendors, their manufacturers or their employment and business practices. The failure of our vendors and their suppliers to comply with applicable laws and our policies could affect the availability and price of merchandise, damage our reputation or otherwise have a material adverse effect on our sales, profitability, financial condition and operating performance.

Failure of information technology could disrupt operations and harm our business. The operation of our business and the effective execution of our merchandising and distribution strategies as well as our financial reporting and online selling processes are dependent in large measure on the effectiveness of our information technology systems as well as those of external service providers. The reliability and capacity of these technology systems are critical and any disruptions may have a material adverse impact on our business.

We could be adversely affected by unfavorable results of legal proceedings. We are continually involved in various unresolved legal proceedings that arise in the ordinary course of business involving matters such as pricing and wage and hours matters. Often these claims are presented as potential class-action litigation. Regardless of the merit of particular claims, litigation may be expensive, time-consuming and disruptive to our operations and distracting to management. In recognition of these considerations, we may enter into arrangements to settle litigation.

We do not believe that the ultimate resolution of currently pending legal proceedings or claims, either individually or in the aggregate will have a material adverse effect on our overall financial condition. Litigation is inherently uncertain, however, and it is possible that an unfavorable outcome could result and that some of these matters could be material to our results of operations for any particular period.

Unauthorized disclosure of sensitive or confidential customer or employee information could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business. As part of our normal course of business, we collect, process and retain sensitive and confidential customer and employee information and we process customer credit card and check information. In addition, we accept and transmit credit card applications through our retail locations. We also rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. The systems we utilize for credit card transactions, as well as the technology utilized in such transactions, are determined and controlled by the credit card industry. Breaches of security measures at major retailers have resulted in the theft and dissemination of the confidential information of millions of customers throughout the United States. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our service providers, could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business and results of operations.

We rely on a single supplier for shoes sold by our shoe department and disruptions with that supplier could materially affect our reputation, operations or financial results. We have an agreement with DSW to be the exclusive supplier of shoes sold in our shoe departments. We rely on DSW to determine the quantity and mix of shoes to be sold, the prices at which such items are to be sold and the fulfillment and continuing supply of inventory. If DSW is unable to provide us with sufficient amounts of inventory or inventory that meets the fashion preferences of our customers or if DSW is unable to continue being our supplier of shoes, we may attract fewer customers and experience a loss in net sales, which could materially affect our reputation, operations or financial results.

We utilize the services of two third-party service providers to operate and maintain our E-Commerce website and to provide order management, customer service and fulfillment support. Disruptions with these providers or in the services they provide to us could adversely affect our reputation, operations or financial results. We have contracted with a third party service provider to create, operate and host our E-Commerce website. We have contracted with a second third party service provider to provide order management, customer service and fulfillment services. We rely on the operational, privacy and security procedures and controls of these two providers to host and operate our E-Commerce business. Failure of either of these providers to adequately service these aspects of our E-Commerce business could result in prolonged disruption which affects our customers’ ability to utilize our website or receive product in a timely manner. As a result, we may lose customer sales and/or experience increased costs which could affect our reputation, operations or financial results. In addition, the E-Commerce operations also involve other risks which could have an effect on our results of operations including but not limited to diversion of sales from our physical stores, liability for online content, credit card fraud and risks related to the failure of the computer systems which operate the website and related support systems, any of which could have a material adverse effect on our business.

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

We have identified a material weakness in our internal control over financial reporting which may, if not remediated, result in material misstatements in our financial statements. We are responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, “Controls and Procedures,” we identified a material weakness in our internal control over financial reporting related to inventory control. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, we concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. We are actively engaged in developing a remediation plan designed to address this material weakness, however, we cannot guarantee that these steps have been sufficient or that we will not have a material weakness in the future. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Stores

The following table sets forth our store count activity during the last three fiscal years:

	2016	2015	2014
Stores at beginning of year	278	270	264
Stores opened during the year	13	10	9
Stores closed during the year	(1)	(2)	(3)
Stores at end of year	290	278	270

As of January 28, 2017, we operated stores in the following 31 states:

State	Number of Stores	State	Number of Stores

Alabama	8	Missouri	3
Arizona	11	Nevada	5
Arkansas	3	New Jersey	5
California	27	New Mexico	1
Colorado	5	New York	4
Delaware	1	North Carolina	20
Florida	45	Ohio	9
Georgia	14	Oklahoma	4
Illinois	4	Pennsylvania	5
Indiana	7	South Carolina	12
Kansas	2	Tennessee	12
Kentucky	2	Texas	44
Louisiana	8	Utah	1
Massachusetts	1	Virginia	15
Michigan	4	Wisconsin	2
Mississippi	6

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

As of January 28, 2017, we leased the following additional facilities:

Facility	Location	Square Feet
Distribution Center/Warehouse	Lithia Springs, Georgia	342,000
Distribution Centers:	Ontario, California	91,000
	Grand Prairie, Texas	99,000

We also lease our 109,000 square foot corporate headquarters in Jacksonville, Florida.

As of January 28, 2017, the current terms of our 290 stores (assuming we exercise all lease renewal options) were as follows:

Years Lease Term Expire	Number of Leases Expiring
2017	0
2018-2021	12
2022-2026	69
2027-2031	64
2032 and later	145

ITEM 3.	LEGAL PROCEEDINGS

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

Market Price and Related Matters

Our common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “SMRT.” On March 28, 2017, there were 808 shareholders of record. The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ and our quarterly cash dividends per common share for each quarter in the years ended January 28, 2017 and January 30, 2016:

	2016			2015
	High	Low	Dividend	High	Low	Dividend
First Quarter	$8.29	$6.42	$0.075	$16.65	$11.62	$5.075
Second Quarter	8.74	5.61	0.075	12.20	9.77	0.075
Third Quarter	9.23	5.91	0.075	11.48	8.45	0.075
Fourth Quarter	6.93	3.53	0.075	9.15	6.07	0.075

Dividends

The declaration and payment of cash dividends is at the discretion of our Board of Directors and will be dependent upon our future earnings, cash flows, financial condition and capital requirements. There are no restrictions on our retained earnings regarding our ability to pay cash dividends to our shareholders.

In 2016, we paid a quarterly cash dividend of $0.075 per common share on April 15, 2016, July 15, 2016, October 14, 2016 and January 13, 2017. In 2015, we paid a special cash dividend of $5.00 per common share on February 27, 2015 and a quarterly cash dividend of $0.075 per common share on April 17, 2015, July 17, 2015, October 16, 2015 and January 15, 2016.

On March 14, 2017, we announced that our Board of Directors declared a quarterly cash dividend of $0.075 per common share which will be paid on April 14, 2017 to shareholders of record on March 31, 2017.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of shares of our common stock during the quarter ended January 28, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1) (2)
October 30, 2016 - November 26, 2016	1,972	6.16	1,972	552,245
November 27, 2016 - December 31, 2016	272	4.96	272	551,973
January 1, 2017 - January 28, 2017	55,443	3.65	55,443	496,530
Total	57,687	$3.74	57,687	496,530

(1)

Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors. For the quarter ended January 28, 2017, all shares purchased related to withholding taxes due on the vesting of employee stock awards.

(2)	On November 30, 2015 the Board of Directors authorized the repurchase of 500,000 shares of our common stock in addition to amounts previously authorized.

Performance Graph

The following graph compares the cumulative five-year total shareholder return on our common stock with the cumulative total return to the NASDAQ Composite Index and the S&P 500 Apparel Retail Index. The comparison assumes $100 was invested at the beginning of the five year period in Stein Mart, Inc., common stock and in each of the indices shown, as well as, the reinvestment of any dividends.

	1/28/2012	2/2/2013	2/1/2014	1/31/2015	1/30/2016	1/28/2017
Stein Mart, Inc.	$100.0	$133.9	$189.8	$215.1	$197.9	$102.6
NASDAQ Composite	100.0	114.4	149.6	171.1	172.2	213.9
S&P 500 Apparel Retail	100.0	134.8	156.1	197.0	211.9	211.2

* * * * *

The stock performance graph should not be deemed filed or incorporated by reference into any other filings made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report Form 10-K.

Consolidated Statement of Operations Data: (Dollars in thousands, except per share and per square foot data):

	2016	2015	2014	2013	2012 (1)
Net sales	$1,360,518	$1,359,901	$1,317,677	$1,263,571	$1,232,366
Cost of merchandise sold	1,001,539	974,614	930,941	896,218	889,736
Gross profit	358,979	385,287	386,736	367,353	342,630
Selling, general and administrative expenses	355,413	343,724	342,027	326,520	306,407
Operating income	3,566	41,563	44,709	40,833	36,223
Interest expense, net	3,884	3,283	266	265	225
(Loss) Income before income taxes	(318)	38,280	44,443	40,568	35,998
Income tax (benefit) expense	(719)	14,569	17,537	15,013	10,971
Net income	$401	$23,711	$26,906	$25,555	$25,027
Basic income per share	$0.01	$0.52	$0.60	$0.58	$0.57
Diluted income per share	$0.01	$0.51	$0.59	$0.57	$0.57
Cash dividends paid per share	$0.30	$5.30	$0.275	$0.15	$1.00
Consolidated Operating Data:
Stores open at end of period	290	278	270	264	263
Sales per store including gross shoe department (2)(4)	$4,996	$5,215	$5,217	$5,085	$4,949
Sales per store including net shoe department (3)(4)	$4,688	$4,900	$4,911	$4,783	$4,652
Sales per square foot including gross shoe department (2)(4)	$170	$177	$177	$173	$167
Comparable store net sales (decrease) increase (4)	(3.8% )	1.0%	3.3%	3.7%	2.7%
Consolidated Balance Sheet Data:
Working capital	$134,772	$136,884	$171,140	$160,958	$136,352
Total assets	527,849	516,225	549,827	524,258	491,709
Long-term debt	171,792	180,150	-	-	-
Total shareholders’ equity	70,260	76,317	284,938	264,401	234,034

(1)	2012 is a 53-week year; all others are 52-week years. Sales per store and sales per square foot for 2012 have been adjusted to exclude the 53rd week.
(2)

These sales per store and sales per square foot amounts include gross shoe department sales, which are reported net in our net sales. Sales per store is calculated by dividing (a) total sales including shoe department gross sales for stores open at the end of the year, excluding stores open for less than 12 months by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot includes shoe department gross sales and selling space and excludes administrative, receiving and storage areas. E-commerce sales are excluded from the calculation.

(3)

These sales per store amounts include shoe department commissions, which are included in our net sales. Sales per store is calculated by dividing (a) total sales including shoe department net sales for stores open at the end of the year, excluding stores open for less than 12 months by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. E-commerce sales are excluded from the calculation.

(4)

Comparable store sales information for a period reflects stores open throughout that period and for the same 52-week period in the prior year and E-commerce sales, except for the year 2012. Comparable store net sales increase for 2012 compares sales for the 52 weeks ended January 26, 2013 to the 52 weeks ended January 28, 2012. Comparable store sales does not include leased department commissions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements which involve risks and uncertainties, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth on page 2 and under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Overview

We are a national retailer offering the fashion merchandise, service and presentation of a better department or specialty store at prices comparable to off-price retail chains. Our focused assortment of merchandise features current season moderate to better fashion apparel for women and men, as well as accessories, shoes and home fashions. We are adding new merchandise to our stores to offer discriminating shoppers even more of the fashion and savings they want.

2016 Highlights

Total sales for 2016 were flat compared to 2015 and comparable store sales for 2016 decreased 3.8% compared to 2015. Net income for 2016 was $0.4 million or $0.01 per diluted share compared to $23.7 million or $0.51 per diluted share for 2015.

Cash and cash equivalents at year-end 2016 was $10.6 million compared to $11.8 million at year-end 2015. Our 2016 balance sheet reflects capital expenditures of $42.4 million, four quarterly dividends at $0.075 per common share totaling $14.7 million and net debt payments of $8.4 million during 2016.

Inventories were $291.1 million at the end of 2016 compared to $293.6 million at the end of 2015. Average inventories per store were down 5.9 percent from the end of 2015.

Direct borrowings on our credit facilities were $181.8 million at year end 2016 compared to $190.2 million at year end 2015.

2017 Outlook

We expect the following factors to influence our business in 2017:

●	We currently plan to open 10 new stores with five opening in March and five in September and October.

○	We also plan to close five stores and relocate one.
○	Net new stores should increase sales at least 4 percent above our comparable store sales increases for the year.
●	We expect our gross profit rate to approach the fiscal 2015 rate of 28.3 percent.
●	SG&A expenses are expected to increase approximately $15 million, the majority of which relates to new stores.
●	Interest expense is estimated to be about the same as in 2016.
●	The effective tax rate for the year is estimated to be 38.0 percent.
●	Capital expenditures for 2017 are expected to be approximately $32 million, or $29 million net of tenant improvement allowances.

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Income expressed as a percentage of net sales:

	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	73.6%	71.7%	70.7%
Gross profit	26.4%	28.3%	29.3%
Selling, general and administrative expenses	26.1%	25.3%	26.0%
Operating income	0.3%	3.0%	3.3%
Interest expense, net	0.3%	0.2%	0.0%
Income before income taxes	0.0%	2.8%	3.3%
Income tax expense	0.0%	1.1%	1.3%
Net income	0.0%	1.7%	2.0%

Fiscal Year 2016 Compared to Fiscal Year 2015

Net Sales. The following table provides net sales for fiscal 2016 compared to fiscal 2015 (dollar amounts in thousands):

	2016	2015	Increase
Net sales	$1,360,518	$1,359,901	$617
Sales percent increase:
Total net sales			0.0%
Comparable store sales			(3.8)%

The decrease in comparable store sales was primarily driven by decreases in the number of transactions due to lower traffic and average unit retail prices, partially offset by an increase in average units per transaction. Comparable store sales reflects stores open throughout the period and prior fiscal year and includes E-commerce sales. E-commerce sales were approximately 2.1% of total sales. E-commerce sales increased 29 percent and positively affected our total comparable store sales increases by 50 basis points. Comparable store sales does not include leased department commissions.

Gross Profit. The following table compares gross profit for fiscal 2016 to fiscal 2015 (dollar amounts in thousands):

	2016	2015	Decrease
Gross profit	$358,979	$385,287	$(26,308)
Percentage of net sales	26.4%	28.3%	(1.9)%

The gross profit rate decreased primarily due to higher markdowns incurred during the Fall selling season due to lower than planned sales. The gross profit rate decrease is also attributable to higher occupancy costs during the year. The higher costs were expected with additional stores, but failed to leverage with lower sales from existing stores.

Selling, General and Administrative Expenses. The following table compares SG&A for fiscal 2016 to fiscal 2015 (dollar amounts in thousands):

	2016	2015	Increase
Selling, general and administrative expenses	$355,413	$343,724	$11,689
Percentage of net sales	26.1%	25.3%	0.8%

SG&A increased $11.7 million primarily as the result of higher store selling expenses of $9.6 million due to new stores and planned payroll increases, $2.7 million higher depreciation, $1.8 million higher expense for legal settlements, $1.4 million higher share based compensation, and $1.4 million executive severance, partially offset by $7.0 million higher credit card program income. Excluding the effect of new stores in both fiscal year 2016 and fiscal 2015, fiscal 2016, SG&A expenses decreased as a result of higher credit card program income, partially offset by higher expense for legal settlements and executive severance.

Interest Expense. The following table compares interest expense for fiscal 2016 to fiscal 2015 (dollar amounts in thousands):

	2016	2015	Increase
Interest expense	$3,884	$3,283	$601
Percentage of net sales	0.3%	0.2%	0.1%

Interest expense increased due to a full year of borrowings on our credit facilities entered into in fiscal 2015, as well as an increase in interest rates in fiscal 2016.

Income Taxes. The following table compares income tax expense for fiscal 2016 to fiscal 2015 (dollar amounts in thousands):

	2016	2015	(Decrease)/ Increase
Income tax expense	$(719)	$14,569	$(15,288)
Effective tax rate (“ETR”)	225.8%	38.1%	187.7%

Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns, adjusted for the impact of permanent differences. The effective rate is impacted by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. Our tax benefit in 2016 was primarily in relation to our small pre-tax loss and to the impact of permanent benefit items. This caused us to have a large effective tax rate.

Fiscal Year 2015 Compared to Fiscal Year 2014

Net Sales. The following table provides net sales for fiscal 2015 compared to fiscal 2014 (dollar amounts in thousands):

	2015	2014	Increase
Net sales	$1,359,901	$1,317,677	$42,224
Sales percent increase:
Total net sales			3.2%
Comparable store sales			1.0%

The increase in comparable store sales was driven by increases in average units per transaction and average unit retail prices, partially offset by a decrease in the number of transactions. Comparable store sales reflects stores open throughout the period and prior fiscal year and includes E-commerce sales. E-commerce sales were approximately 1.7% of total sales and contributed approximately 0.7% to the comparable store sales. Comparable store sales does not include leased department commissions.

Gross Profit. The following table compares gross profit for fiscal 2015 to fiscal 2014 (dollar amounts in thousands):

	2015	2014	Decrease
Gross profit	$385,287	$386,736	$(1,449)
Percentage of net sales	28.3%	29.3%	(1.0)%

The gross profit rate decreased primarily due to higher markdowns incurred during the fourth quarter of 2015, which included markdowns on remaining fall seasonal inventories which were at higher levels at the end of 2015 compared to 2014, due to lower than planned sales.

Selling, General and Administrative Expenses. The following table compares SG&A for fiscal 2015 to fiscal 2014 (dollar amounts in thousands):

	2015	2014	Increase/ (Decrease)
Selling, general and administrative expenses	$343,724	$342,027	$1,697
Percentage of net sales	25.3%	26.0%	(0.7)%

SG&A increased $1.7 million primarily as the result of higher store selling expenses of $4.2 million due to new stores and planned payroll increases, $2.0 million of lower costs capitalized to inventory, $1.2 million of higher advertising expenses, and $1.1 million of higher E-commerce related expenses. These increases were offset by $4.4 million of lower corporate compensation and benefits, $4.0 million of lower expenses associated with the SEC investigation as well as higher credit card program income.

Interest Expense. The following table compares interest expense for fiscal 2015 to fiscal 2014 (dollar amounts in thousands):

	2015	2014	Increase
Interest expense	$3,283	$266	$3,017
Percentage of net sales	0.2%	0.0%	0.2%

Interest expense increased due to borrowings in fiscal 2015 on our credit facilities. Borrowings under the credit facilities were initially used to fund part of the $5 per share special dividend.

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

Liquidity and Capital Resources

Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors, and our credit facilities. See Note 4, Long-Term Debt, of the Notes to Consolidated Financial Statements for further discussion of these facilities. Working capital is used to support store inventories and capital investments for system improvements, new store openings and to maintain existing stores. Historically, our investments in working capital are lowest in August and September, after our heavy spring selling season and in February after the holiday selling season. Investments in working capital are highest in April, October and November as we begin procuring and paying for merchandise to support our heavy spring and holiday seasons. As of January 28, 2017, we had cash and cash equivalents of $10.6 million. Borrowings under our credit facilities were $181.8 million. As of January 30, 2016, we had cash and cash equivalents of $11.8 million. Borrowings under our credit facilities were $190.2 million. During 2015, our cash and cash equivalents decreased materially due to use of such cash to fund a portion of the $5.00 per share special dividend paid in February 2015 and as a result we were more reliant upon debt to fund our working capital needs.

The following table presents cash flows data for fiscal 2016, fiscal 2015 and fiscal 2014 (dollar amounts in thousands):

Cash provided by (used in):	2016	2015	2014

Operating activities	$60,585	$38,412	$52,431
Investing activities	$(39,200)	$(44,365)	$(40,342)
Financing activities	$(22,611)	$(47,531)	$(13,629)

Net decrease in cash and cash equivalents	$(1,226)	$(53,484)	$(1,540)

Cash provided by operating activities

Net cash provided by operating activities was $60.6 million for fiscal 2016 compared to net cash provided by operating activities of $38.4 million for fiscal 2015. The increase in cash provided by operating activities for fiscal 2016 as compared to fiscal 2015 was primarily due to adjustments for other non-cash charges, changes in accounts payable and changes in inventory. These increases were partially offset by lower net income and changes in prepaid and accrued expenses, with the latter driven by higher accruals for income taxes.

Cash used in investing activities

Net cash used in investing activities was $39.2 million during fiscal 2016 compared to net cash used in investing activities of $44.4 million during fiscal 2015. Total capital expenditures were $42.4 million and included approximately $27.0 million for opening and remodeling stores, including upgrades to fitting rooms, lighting, flooring and fixtures. The remaining $15.4 million were primarily for systems improvements. This was partially offset by proceeds received from a $3.2 million sale-leaseback transaction completed during the fourth quarter of fiscal 2016. Capital expenditures during fiscal 2015 include approximately $22.0 million for opening and remodeling stores with the remaining amounts primarily for systems improvements.

We expect to invest approximately $31.7 million in capital expenditures in 2017 with $9.3 million for continuing information systems upgrades, $7.6 million for store remodels and $13.4 million for new and relocated stores. Each new store requires capital expenditures of approximately $0.5 million for fixtures and equipment, $0.7 million for leasehold improvements, $0.2 million for pre-opening expenses (excluding rent during the pre-opening term) and average $1 million for initial inventory investment (or $0.4 million net of accounts payable). Leasehold improvements generally are either paid for by the landlord or are reimbursed by the landlord through tenant improvement allowances and recognized as a reduction of rent on a straight-line basis over the lease term. Rent during the pre-opening term generally ranges from zero to $0.2 million with higher amounts attributable to situations where we have property access during the period we are managing construction.

Cash used in financing activities

Net cash used in financing activities was $22.6 million during fiscal 2016 compared to $47.5 million during fiscal 2015. During 2016, we had proceeds from borrowings of $453.8 million and repayments of debt for $462.2 million. We paid cash dividends of $14.7 million during fiscal 2016. See Note 8, Shareholders’ Equity, of the Notes to the Consolidated Financial Statements for further discussion. In addition, we repurchased shares of common stock for $1.3 million, received proceeds from the exercise of stock options of $1.7 million and received excess tax benefits from share-based compensation of $0.1 million. During 2015, we paid cash dividends of $239.1 million, repurchased shares of common stock for $3.6 million, received proceeds from the exercise of stock options of $1.3 million and received excess tax benefits from share-based compensation of $3.9 million. Borrowings under the credit facilities were initially used to pay a $5 per share special dividend.

We had no capital leases during fiscal 2016, 2015 or 2014.

Impact of Inflation

Although we expect that our operations will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Contractual Obligations

The following table sets forth our contractual obligations at January 28, 2017 (dollar amounts in thousands):

		Less than	1 – 2	3 – 5	After 5
	Total	1 Year	Years	Years	Years

Operating leases	$522,768	$98,335	$87,712	$198,263	$138,458
Debt	181,833	10,833	-	171,000	-

Total	$704,601	$109,168	$87,712	$369,263	$138,458

Other long-term liabilities on the balance sheet include the liability for deferred compensation, deferred taxes, postretirement benefit liability and other long-term liabilities. These items do not have specific due dates, so they are excluded from the preceding table. Our merchandise purchase orders are cancelable, and are therefore not included in the preceding table.

Off-Balance Sheet Arrangements

We have outstanding standby letters of credit totaling $7.1 million securing certain insurance programs at January 28, 2017. If specified conditions were to occur under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, we do not expect to make any payments; therefore, the letters of credit are excluded from the preceding table. There are no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate, which could require adjustments of these estimates in future periods. A summary of the more significant accounting policies follows.

Retail Inventory Method and Inventory Valuation

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

We perform physical inventory counts at all stores once per year, in either the summer or January. Included in the carrying value of merchandise inventories between physical counts is a reserve for estimated shrinkage. That estimate is based on historical physical inventory results. The difference between actual and estimated shrinkage may cause fluctuations in quarterly results, but was not significant in 2016 and 2015.

Vendor Allowances

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets (net of deferred rent credits). The amount of the impairment charge is the excess of the carrying value of the asset over its fair value. Impairment reviews are performed for individual stores during the fourth quarter, or more frequently should circumstances change. A significant decrease in cash flows could result in an increase in asset impairment charges. During fiscal 2016, 2015 and 2014, we recorded $1.4 million, $2.0 million and $1.5 million, respectively, in asset impairment charges.

Insurance Reserves

We use a combination of insurance and self-insurance for various risks including workers’ compensation, general liability and associate-related health care benefits. We are responsible for paying the claims that are less than the insured limits. The reserves recorded for these claims are actuarially estimated based on claims filed and claims incurred but not reported. These reserve estimates are adjusted based upon actual claims filed and settled. The estimated accruals for these reserves could be significantly affected if future claims differ from historical trends and other actuarial assumptions. As of January 28, 2017 and January 30, 2016, insurance reserves of $18.5 million and $18.2 million, respectively, were included in Accrued expenses and other current liabilities and Other liabilities in the accompanying Consolidated Balance Sheets. Historically, our actuarial estimates have not been materially different from actual results.

For a complete listing of our significant accounting policies, see Note 1, Summary of Significant Accounting Policies and Other Information, of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1, Summary of Significant Accounting Policies and Other Information, of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through borrowings under our $250.0 million credit facilities, which are at variable rates. Outstanding balances under the credit facilities bear interest at a variable rate based on Wells Fargo’s base rate or LIBOR plus 1.00% (2.00% for the Equipment Term loan). We had weighted average borrowings of $159.6 million during fiscal 2016. Based on the average amount outstanding, a decrease of 100 basis points in the levels of interest rates, with all other variables held constant, would result in a decrease in the interest expense on our credit facilities of $0.9 million, as the current LIBOR rate is less than 1.0%. An increase of 100 basis points in the levels of interest rates, with all other variables held constant, would result in an increase in the interest expense on our credit facilities of $1.6 million during fiscal 2016. See Note 4, Long-Term Debt, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report for further details of our credit facilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In light of the material weakness in Management’s Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 28, 2017.

In September 2015, we settled an administrative proceeding instituted by the SEC in which the SEC ordered us to cease and desist from committing or causing any violations and any future violations of the periodic reporting, books and records, and internal control provisions of the Exchange Act. By having this material weakness, and by not discovering and including disclosure of it in prior periods, we have not been in compliance with the cease and desist order.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2017 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management identified the material weakness noted below and concluded that our internal control over financial reporting was not effective as of January 28, 2017.

We did not conduct an effective risk assessment process over business operations to assess changes that impact our financial processes and internal control over financial reporting. Consequently, we did not design and implement effective process level controls to verify the completeness and accuracy of data in a report used by management to review the lower-of-cost-or-market adjustment for our aged inventory.

As a result of this deficiency, an immaterial misstatement to inventory and cost of sales was identified and corrected as an out-of-period adjustment in the consolidated financial statements included herein, as discussed in Note 1, Summary of Significant Accounting Policies and Other Information, of the Notes to Consolidated Financial Statements. The control deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements could occur and not be prevented or detected on a timely basis.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse report on the effectiveness of our internal control over financial reporting, as stated in their report which is included on page F-1.

(c)   Changes in Internal Control Over Financial Reporting

Other than the changes in our internal control over financial reporting related to the material weakness discussed under (b) above (identified and evaluated in the current period but which occurred in earlier periods), there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)   Management’s Plans for Remediation of our Material Weakness

Management is designing and implementing controls, with oversight from the Audit Committee, to remediate the material weakness. Management’s remediation plan includes enhancing our risk assessment process to effectively design and implement control activities that verify the completeness and accuracy of data in reports that support management review controls.

Management must test and evaluate the new risk assessment process in the first quarter of 2017 to ascertain whether it is designed and operating effectively to provide reasonable assurance that it will prevent or detect a material misstatement in our financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2017 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management identified the material weakness noted below and concluded that our internal control over financial reporting was not effective as of January 28, 2017.

We did not conduct an effective risk assessment process over business operations to assess changes that impact our financial processes and internal control over financial reporting. Consequently, we did not design and implement effective process level controls to verify the completeness and accuracy of data in a report used by management to review the lower-of-cost-or-market adjustment for our aged inventory.

As a result of this deficiency, an immaterial misstatement to inventory and cost of sales was identified and corrected as an out-of-period adjustment in the consolidated financial statements included herein, as discussed in Note 1, Summary of Significant Accounting Policies and Other Information, of the Notes to Consolidated Financial Statements. The control deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements could occur and not be prevented or detected on a timely basis.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse report on the effectiveness of our internal control over financial reporting, as stated in their report which is included on page F-1.

(c)    Changes in Internal Control Over Financial Reporting

Other than the changes in our internal control over financial reporting related to the material weakness discussed under (b) above (identified and evaluated in the current period but which occurred in earlier periods), there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)    Management’s Plans for Remediation of our Material Weakness

Management is designing and implementing controls, with oversight from the Audit Committee, to remediate the material weakness. Management’s remediation plan includes enhancing our risk assessment process to effectively design and implement control activities that verify the completeness and accuracy of data in reports that support management review controls.

Management must test and evaluate the new risk assessment process in the first quarter of 2017 to ascertain whether it is designed and operating effectively to provide reasonable assurance that it will prevent or detect a material misstatement in our financial statements.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 20, 2017 Annual Meeting of Shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 20, 2017 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 20, 2017 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table presents information about our common stock that may be issued under equity-based compensation plans as of January 28, 2017:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (in thousands)

Equity compensation plans approved by shareholders	3,839	$6.64	1,941
Equity compensation plans not approved by shareholders	-	-	-

Total	3,839	$6.64	1,941

(1)	The weighted average exercise price does not take into account 1.3 million shares issuable related to restricted stock and performance share awards which have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 20, 2017 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 20, 2017 Annual Meeting of Shareholders.

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

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us, our subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading. Additional information about us may be found elsewhere in this Annual Report on Form 10-K and our other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

Unless otherwise indicated below, the Commission file number to the exhibit is No. 0-20052.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEIN MART, INC.

Date: April 13, 2017	By:	/s/ D. Hunt Hawkins
D. Hunt Hawkins
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2017.

/s/ Jay Stein	/s/ Thomas L. Cole
Jay Stein	Thomas L. Cole
Chairman of the Board	Director

/s/ John H. Williams, Jr.	/s/ Timothy Cost
John H. Williams, Jr.	Timothy Cost
Vice Chairman of the Board	Director

/s/ D. Hunt Hawkins	/s/ Lisa Galanti
D. Hunt Hawkins	Lisa Galanti
Chief Executive Officer and Director	Director

/s/ Gregory W. Kleffner	/s/ Mitchell W. Legler
Gregory W. Kleffner	Mitchell W. Legler
Executive Vice President and Chief Financial Officer	Director

/s/ E. Chantelle Quick	/s/ Richard L. Sisisky
E. Chantelle Quick	Richard L. Sisisky
Senior Vice President and Controller	Director

/s/ Irwin Cohen	/s/ Burton M. Tansky
Irwin Cohen	Burton M. Tansky
Director	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Stein Mart, Inc.:

We have audited Stein Mart, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stein Mart, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b), Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to an ineffective risk assessment process over business operations to assess changes that significantly impact the company’s financial processes and internal control over financial reporting, and an ineffective design and implementation of process level controls to verify the completeness and accuracy of data in a report used by management to review the lower-of-cost-or-market adjustment for the company’s aged inventory has been identified and included in management’s assessment in Item 9A(b). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stein Mart, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2017. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheet of Stein Mart, Inc. and subsidiaries as of January 28, 2017 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended January 28, 2017, and this report does not affect our report dated March 30, 2017, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Stein Mart, Inc. has not maintained effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

April 13, 2017
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Stein Mart, Inc.:

We have audited the accompanying consolidated balance sheets of Stein Mart, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stein Mart, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stein Mart, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 13, 2017 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

April 13, 2017
Jacksonville, Florida
Certified Public Accountants

Stein Mart, Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	January 28, 2017	January 30, 2016
ASSETS

Current assets:

Cash and cash equivalents	$10,604	$11,830

Inventories	291,110	293,608

Prepaid expenses and other current assets	30,249	18,586

Total current assets	331,963	324,024

Property and equipment, net	165,542	162,954

Other assets	30,344	29,247

Total assets	$527,849	$516,225

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$114,419	$105,569

Current portion of long-term debt	10,000	10,000

Accrued expenses and other current liabilities	72,772	71,571

Total current liabilities	197,191	187,140

Long-term debt, net of current portion	171,792	180,150

Deferred rent	41,774	41,146

Other liabilities	46,832	31,472

Total liabilities	457,589	439,908

COMMITMENTS AND CONTINGENCIES (Notes 5 and 9)

Shareholders’ equity:

Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-

Common stock - $.01 par value; 100,000,000 shares authorized; 47,018,942 and 45,814,583 shares issued and outstanding, respectively	470	458

Additional paid-in capital	50,241	42,801

Retained earnings	19,853	33,337

Accumulated other comprehensive loss	(304)	(279)

Total shareholders’ equity	70,260	76,317

Total liabilities and shareholders’ equity	$527,849	$516,225

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Income

(In thousands, except for per share amounts)

	Year Ended	Year Ended	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015

Net sales	$1,360,518	$1,359,901	$1,317,677

Cost of merchandise sold	1,001,539	974,614	930,941

Gross profit	358,979	385,287	386,736

Selling, general and administrative expenses	355,413	343,724	342,027

Operating income	3,566	41,563	44,709

Interest expense, net	3,884	3,283	266

(Loss) Income before income taxes	(318)	38,280	44,443

Income tax (benefit) expense	(719)	14,569	17,537

Net income	$401	$23,711	$26,906

Net income per share:

Basic	$0.01	$0.52	$0.60

Diluted	$0.01	$0.51	$0.59

Weighted-average shares outstanding:

Basic	45,785	44,754	43,850

Diluted	46,597	45,953	44,749

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended January 28, 2017	Year Ended January 30, 2016	Year Ended January 31, 2015

Net income	$401	$23,711	$26,906

Other comprehensive income, net of tax:

Change in post-retirement benefit obligations (See Note 7):

Other comprehensive (loss) income before reclassifications	(44)	137	(181)

Amounts reclassified from accumulated other comprehensive income	19	16	10

Comprehensive income	$376	$23,864	$26,735

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

Balance at February 1, 2014	44,552	$446	$28,745	$235,471	$(261)	$264,401

Net income				26,906		26,906

Other comprehensive loss, net of tax					(171)	(171)

Common shares issued under stock option plan	27	-	116			116

Tax withholding payment related to the net share settlement of equity awards			(8)			(8)

Common shares issued under employee stock purchase plan	65	-	760			760

Reacquired shares	(320)	(3)	(4,141)			(4,144)

Issuance of restricted stock, net	595	6	(6)			-

Share-based compensation			7,596			7,596

Tax benefit from equity issuances			1,813			1,813

Cash dividends paid ($0.275 per share)				(12,295)		(12,295)

Cash dividends payable				$(36)		$(36)

Balance at January 31, 2015	44,919	$449	$34,875	$250,046	$(432)	$284,938

Net income				23,711		23,711

Other comprehensive income, net of tax					153	153

Common shares issued under stock option plan	164	2	569			571

Common shares issued under employee stock purchase plan	112	1	767			768

Reacquired shares	(262)	(3)	(3,563)			(3,566)

Issuance of restricted stock, net	882	9	(9)			-

Share-based compensation			6,516			6,516

Tax benefit from equity issuances			3,646			3,646

Cash dividends paid ($5.30 per share)				(239,089)		(239,089)

Cash dividends payable				(1,331)		(1,331)

Balance at January 30, 2016	45,815	$458	$42,801	$33,337	$(279)	$76,317

Net income				401		401

Other comprehensive loss, net of tax					(25)	(25)

Common shares issued under stock option plan	276	3	1,346			1,349

Common shares issued under employee stock purchase plan	145	1	721			722

Reacquired shares	(224)	(2)	(1,666)			(1,668)

Issuance of restricted stock, net	1,007	10	(10)			-

Share-based compensation			7,923			7,923

Tax shortfall from equity issuances			(874)			(874)

Cash dividends paid ($0.30 per share)				(14,700)		(14,700)

Cash dividends payable				815		815

Balance at January 28, 2017	47,019	$470	$50,241	$19,853	$(304)	$70,260

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended January 28, 2017	Year Ended January 30, 2016	Year Ended January 31, 2015
Cash flows from operating activities:

Net income	$401	$23,711	$26,906

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	32,600	29,873	29,116

Share-based compensation	7,923	6,516	7,596

Store closing charges	145	7	25

Impairment of property and other assets	1,433	2,008	1,480

Loss on disposal of property and equipment	191	167	319

Deferred income taxes	1,835	(5,121)	1,201

Tax (expense) benefit from equity issuances	(874)	3,646	1,813

Excess tax benefits from share-based compensation	(86)	(3,932)	(1,942)

Changes in assets and liabilities:

Inventories	2,498	(7,985)	(24,106)

Prepaid expenses and other current assets	(12,469)	806	5,096

Other assets	(1,020)	2,045	(3,114)

Accounts payable	8,785	(24,438)	(1,237)

Accrued expenses and other current liabilities	4,249	(316)	4,307

Other liabilities	14,974	11,425	4,971

Net cash provided by operating activities	60,585	38,412	52,431

Cash flows from investing activities:

Net acquisition of property and equipment	(42,378)	(44,365)	(40,231)

Proceeds from sale of assets	3,178	-	-

Change in cash surrender value of life insurance	-	-	(111)

Net cash used in investing activities	(39,200)	(44,365)	(40,342)

Cash flows from financing activities:

Proceeds from borrowings	453,800	673,312	-

Repayments of debt	(462,200)	(483,079)	-

Debt issuance costs	-	(380)	-

Cash dividends paid	(14,700)	(239,089)	(12,295)

Excess tax benefits from share-based compensation	86	3,932	1,942

Proceeds from exercise of stock options and other	2,071	1,339	868

Repurchase of common stock	(1,668)	(3,566)	(4,144)

Net cash used in financing activities	(22,611)	(47,531)	(13,629)

Net decrease in cash and cash equivalents	(1,226)	(53,484)	(1,540)

Cash and cash equivalents at beginning of year	11,830	65,314	66,854

Cash and cash equivalents at end of year	$10,604	$11,830	$65,314

Supplemental disclosures of cash flow information:

Income taxes paid	$11,751	$13,116	$10,556

Interest paid	3,671	3,033	345

Accruals and accounts payable for capital expenditures	1,828	4,148	2,293

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

1. Summary of Significant Accounting Policies and Other Information

As of January 28, 2017 we operated a chain of 290 retail stores in 31 states and an E-commerce site that offers the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains.

As used herein, the terms “we,” “our,” “us” and “Stein Mart” refer to Stein Mart, Inc. and its wholly-owned subsidiaries, Stein Mart Buying Corporation and Stein Mart Holding Corporation.

Consolidation. The accompanying Consolidated Financial Statements include the accounts of Stein Mart and all its wholly-owned subsidiaries. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All inter-company accounts have been eliminated in consolidation.

Correction of an Immaterial Error. We have identified an immaterial prior period error in our lower-of-cost-or-market adjustment for aged inventory. The immaterial error was corrected with a one-time charge during the fourth quarter of fiscal 2016 resulting in an out-of-period increase to Cost of merchandise sold and a decrease to Gross profit of $2.4 million and $1.8 million for the quarter and fiscal year ended January 28, 2017, respectively, on the Consolidated Statements of Income. The after-tax effect was $1.5 million and $1.1 million for the quarter and fiscal year ended January 28, 2017, respectively, on the Consolidated Statements of Income. The effect of this error on the Consolidated Statements of Income for the fiscal years ended January 30, 2016 and January 31, 2015, was an increase to Cost of merchandise sold and a decrease to Gross profit of $0.7 million, and $1.3 million, respectively. The after-tax effect was $0.4 million and $0.8 million, respectively, on the Consolidated Statements of Income, and such amounts are immaterial to those fiscal years.

As disclosed in Part II Item 9A, Controls and Procedures of this Annual Report on Form 10-K, we have determined that the control deficiency that led to this error constitutes a material weakness. In September 2015, we settled an administrative proceeding instituted by the Securities and Exchange Commission (“SEC”) in which the SEC ordered us to cease and desist from committing or causing any violations and any future violations of the periodic reporting, books and records, and internal control provisions of the Securities Exchange Act of 1934, as amended. By having this material weakness, and by not discovering and including disclosure of it in prior periods, we have not been in compliance with the cease and desist order. We are unable to determine the effect, if any, of the non-compliance.

Fiscal Year End. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2016, 2015 and 2014 ended on January 28, 2017, January 30, 2016, and January 31, 2015, respectively. Fiscal 2016, 2015 and 2014 included 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. Included in cash and cash equivalents are cash on hand in the stores, deposits with banks and amounts due from credit card transactions with settlement terms of five days or less. Credit and debit card receivables included within cash were $8.0 million at January 28, 2017 and $9.1 million at January 30, 2016. We have historically held money market fund investments classified as cash equivalents, which are Level 1 financial assets because the fair value is based on readily available market prices. We did not hold money market fund investments at January 30, 2016 or January 28, 2017.

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

We perform physical inventory counts at all stores once per year, in either the summer or January. Included in the carrying value of merchandise inventories between physical counts is a reserve for estimated shrinkage. That estimate is based on historical physical inventory results. The difference between actual and estimated shrinkage may cause fluctuations in quarterly results but was not significant in 2016 and 2015.

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

Property and Equipment, Net. Property and equipment, net are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of 3-10 years for fixtures, equipment and software and 5-10 years for leasehold improvements. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the lease. We capitalize costs associated with the acquisition or development of software for internal use. We only capitalize subsequent additions, modifications or upgrades to internal-use software to the extent that such changes increase functionality. We expense software maintenance and training costs as incurred.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Impairment of Long-Lived Assets. We follow the guidance in ASC Topic 360, Property, Plant and Equipment, which requires impairment losses to be recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment is the excess of the carrying value of the asset over its fair value. Impairment reviews are performed for individual stores during the fourth quarter, or more frequently should circumstances change. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. See Note 2, Property and Equipment, Net, for further discussion.

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

Assets and liabilities measured at fair value on a recurring basis include cash and cash equivalents. Assets and liabilities measured on a non-recurring basis include store related assets as used in our impairment calculations. See Note 2, Property and Equipment, Net, for further discussion.

As our primary debt obligations are variable rate, there are no significant differences between the estimated fair value (Level 2 measurements) and the carrying value of our debt obligations at January 28, 2017 and January 30, 2016.

Store Closing Costs. We follow the guidance in ASC Topic 420, Exit or Disposal Cost Obligations, to record store closing costs which are included in Selling, general and administrative expenses (“SG&A”) in the Consolidated Statements of Income. ASC Topic 420 requires the recognition of costs associated with exit or disposal activities when they are incurred, generally the cease-use date. Lease termination costs are recorded net of estimated sublease income that could reasonably be obtained for the properties.

Accounts Payable. Accounts payable represents amounts owed by us to third parties at the end of the period. Accounts payable includes book cash overdrafts in excess of cash balances in such accounts of approximately $14.1 million and $7.5 million at January 28, 2017 and January 30, 2016, respectively. We include the change in book cash overdrafts in Operating cash flows in the Consolidated Statements of Cash Flows.

Insurance Reserves. We use a combination of insurance and self-insurance to mitigate various risks including workers’ compensation, general liability and associate-related health care benefits, a portion of which is paid by the covered employees. We are responsible for paying the claims that are less than the insured limits. The reserves recorded for these claims are estimated actuarially, based on claims filed and claims incurred but not reported. These reserve estimates are adjusted based upon actual claims filed and settled which are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Store Pre-Opening Costs. Costs incurred prior to the date that new stores open are expensed as incurred. These pre-opening costs are included in SG&A in the Consolidated Statements of Income. Pre-opening costs include payroll for store set-up, advertising and pre-opening rent.

Comprehensive Income. Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of shareholders’ equity but are excluded from net income. Accumulated other comprehensive loss in 2016 and 2015 includes changes in postretirement benefits. See Note 7, Employee Benefit Plans, for further discussion.

Revenue Recognition. Revenue from sales of our merchandise is recognized at the time of sale, net of any returns, discounts and percentage-off coupons. The Company’s E-commerce operation records revenue at the estimated customer receipt date. Shipping and handling fees charged to customers are also included in total net sales with corresponding costs recorded as cost of goods sold. Future merchandise returns are estimated based on historical experience. Sales tax collected from customers is not recognized as revenue and is

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets until paid. Shoe department inventory is owned by a single supplier under a supply agreement. Our percentage of net revenue per the supply agreement is included in Net sales in the Consolidated Statements of Income.

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

During 2016, 2015 and 2014, we recognized $1.3 million, $1.4 million and $1.1 million, respectively, of breakage income on unused gift and merchandise return cards. Breakage income is recognized when the likelihood of the card being redeemed by the customer is remote and we have determined that there is no legal obligation to remit card balances to relevant jurisdictions. We follow the Redemption Recognition Method to account for breakage of unused cards where breakage is recognized as cards are redeemed for the purchase of merchandise based upon a historical breakage rate over an estimated redemption period. Breakage income is recorded within SG&A in the Consolidated Statements of Income.

Co-Brand and Private Label Credit Card Programs. We offer a co-branded credit card and a private label credit card under the Stein Mart brand. These cards are issued by a third-party bank, Synchrony Bank (“Synchrony”), formerly GE Capital Retail Bank. Synchrony extends credit directly to cardholders and provides all servicing for the credit card accounts and bears all credit and fraud losses. Once a card is activated, the co-branded credit card customers are eligible to participate in the credit card rewards program, which provides for an incentive to cardholders in the form of reward certificates upon the cumulative purchase of an established amount. Stein Mart cardholders also receive special promotional offers and advance notice of in-store sales events. In 2016, 2015 and 2014, we recognized $12.6 million, $5.6 million and $4.8 million, respectively, of income from these programs which are recorded within SG&A in the Consolidated Statements of Income.

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

Advertising Expense. Advertising costs are expensed as incurred. Advertising expenses of $59.6 million, $57.5 million and $56.3 million are reflected in SG&A in the Consolidated Statements of Income for 2016, 2015 and 2014, respectively.

Income Taxes. We follow the guidance in ASC Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized. See Note 6, Income Taxes, for further discussion.

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

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following table presents the calculation of basic and diluted EPS (shares in thousands):

	2016	2015	2014
Basic EPS:
Net income	$ 401	$ 23,711	$ 26,906
Income allocated to participating securities	22	368	511
Net income available to common shareholders	$ 379	$ 23,343	$ 26,395
Basic weighted-average shares outstanding	45,785	44,754	43,850
Basic EPS:	$ 0.01	$ 0.52	$ 0.60

Diluted EPS:
Net income	$ 401	$ 23,711	$ 26,906
Income allocated to participating securities	23	414	506
Net income available to common shareholders	$ 378	$ 23,297	$ 26,400
Basic weighted-average shares outstanding	45,785	44,754	43,850
Incremental shares from share-based compensation plans	812	1,199	899
Diluted weighted-average shares outstanding	46,597	45,953	44,749
Diluted EPS:	$ 0.01	$ 0.51	$ 0.59

Options to acquire shares and performance share awards totaling approximately 2.0 million, 0.3 million and 0.1 million shares of common stock that were outstanding during 2016, 2015 and 2014, respectively, were not included in the computation of diluted EPS as they had exercise prices greater than the average market price of the common shares. Inclusion of these shares would have been anti-dilutive.

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

SG&A includes store operating expenses, such as payroll and benefit costs, advertising, store supplies, depreciation and other direct selling costs and costs associated with our corporate functions.

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent clarifications. ASU No. 2014-09 will replace almost all existing revenue recognition guidance, including industry-specific guidance, upon its effective date. The standard’s core principle is for a company to recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled. A company may also need to use more judgment and make more estimates when recognizing revenue, which could result in additional disclosures. ASU 2014-09 also provides guidance for transactions that were not addressed comprehensively in previous guidance, such as the recognition of breakage income from the sale of gift cards. The standard permits the use of either the retrospective or cumulative effect transition method. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (our fiscal year 2018). Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We plan to adopt this ASU in the fiscal year 2018 and utilize a cumulative effect of applying this ASU recognized at the date of initial application. While we are still in the process of evaluating the effect that this ASU may have on our financial statements, we do not currently expect a material effect on our financial condition, results of operations or cash flows.

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

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

In 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. We plan to adopt ASU 2016-02 in fiscal year 2019 and are currently evaluating the overall effect the adoption of this ASU will have on our financial condition, results of operations and cash flows, but we currently believe the adoption of this ASU will have a significant effect on our Consolidated Balance Sheets.

In 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in practice of accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted. We plan to adopt this ASU in the fiscal year 2018, and do not expect the adoption to have a material effect on our financial condition, results of operations or cash flows as we believe we are in compliance with this ASU.

In 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to ASC Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We will adopt ASU No. 2019-09 in the first quarter of 2017. We believe that this adoption will not have a material effect on our financial condition, results of operations or cash flows, the adoption will move future net, windfalls or shortfalls on share-based payments from the Consolidated Balance Sheets to the Income tax expense line item on the Consolidated Statements of Income.

In 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU introduce clarifications to the presentation of certain cash receipts and cash payments in the statement of cash flows. The primary updates include additions and clarifications of the classification of cash flows related to certain debt repayment activities, contingent consideration payments related to business combinations, proceeds from insurance policies, distributions from equity method investees and cash flows related to securitized receivables. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of this ASU is permitted, including in interim periods. The ASU requires retrospective application to all prior periods presented upon adoption. The adoption of ASU No. 2016-15 was completed in the third quarter of fiscal 2016 and did not affect our cash flows.

2. Property and Equipment, Net

Property and equipment, net consists of the following:

	January 28, 2017	January 30, 2016
Fixtures, equipment and software	$ 251,351	$ 233,124
Leasehold improvements	132,495	120,782
	383,846	353,906
Accumulated depreciation and amortization	(218,304)	(190,952)
Property and equipment, net	$ 165,542	$ 162,954

During 2016, 2015 and 2014, we recorded asset impairment charges in SG&A of $1.4 million, $2.0 million and $1.5 million, respectively, to reduce the carrying value of fixtures, equipment and leasehold improvements held for use and certain other assets in under-performing or closing stores to their respective estimated fair value.

Store assets are considered Level 3 assets in the fair value hierarchy as the inputs for calculating the fair value of these assets are based on the best information available, including prices for similar assets.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

3. Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows:

	January 28,	January 30,
	2017	2016
Compensation and employee benefits	$ 11,016	$ 11,600
Unredeemed gift and merchandise return cards	11,954	11,310
Property taxes	14,274	12,286
Accrued vacation	7,715	7,306
Other	27,813	29,069
Accrued expenses and other current liabilities	$ 72,772	$ 71,571

4. Long-Term Debt

On February 3, 2015, we entered into a $250 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank (the “Credit Agreement”) that will mature in February 2020 and a secured $25 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan” and, together with the Credit Agreement, the “Credit Facilities”) that will mature in February 2018. The Credit Facilities replace the Company’s former $100 million senior secured revolving credit facility which was set to mature on February 28, 2017. Borrowings under the Credit Facilities were initially used for a special dividend, but subsequently are being used for working capital, capital expenditures and other general corporate purposes. During 2015, debt issuance costs associated with the Credit Facilities were capitalized in the amount of $0.4 million and will be amortized over their respective terms.

Long-term debt consisted of the following:

	January 28,	January 30,
	2017	2016
Revolving credit facility	$ 171,000	$ 169,400
Equipment term loan	10,833	20,833
Total debt	181,833	190,233
Current maturities	(10,000)	(10,000)
Debt issuance costs	(41)	(83)
Long-term debt	$ 171,792	$ 180,150

The aggregate maturities of long-term debt subsequent to January 28, 2017 for the following fiscal years:

January 28,
2017
2017	$ 10,000
2018	833
2019	-
2020	171,000
2021	-
Thereafter	-
Total	$ 181,833

The total amount available for borrowings under the Credit Agreement is the lesser of $250 million or 100% of eligible credit card receivables and the Net Recovery Percentage of inventories less reserves. At January 28, 2017, in addition to outstanding borrowings under the Credit Agreement, the Company had $7.1 million of outstanding letters of credit. Our unused availability under the Credit Agreement was $71.9 million at January 28, 2017.

The Credit Facilities contain customary representations and warranties, affirmative and negative covenants (including, in the Credit Agreement, the requirement of a 1 to 1 consolidated fixed charge coverage ratio upon the occurrence and during the continuance of any Covenant Compliance Event, as defined in the Credit Agreement), and events of default for facilities of this type and are cross-collateralized and cross-defaulted. Collateral for the Credit Facilities consists of substantially all of our personal property. Wells Fargo Bank has a first lien on all collateral other than equipment and Wells Fargo Equipment Finance has a first lien on equipment. At January 28, 2017, we were in compliance with all debt covenants.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Borrowings under the Credit Agreement shall be either Base Rate Loans or London Interbank Offered Rate (“LIBOR”) loans. LIBOR Loans bear interest equal to the adjusted LIBOR plus the applicable margin (125 to 175 basis points) depending on the quarterly average excess availability. Base Rate Loans bear interest equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Adjusted LIBOR plus 1.00%, or (c) the Wells Fargo “prime rate,” plus the Applicable Margin (25 to 75 basis points).

Borrowings under the equipment term loan bear interest at the LIBOR plus 2.0%.

The weighted average interest rate for amounts outstanding under the Credit Agreement and Equipment Term Loan were 2.3% and 2.8%, respectively, as of January 28, 2017.

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

Rent expense is as follows:

	2016	2015	2014
Minimum rentals	$ 92,859	$ 86,572	$ 79,054
Contingent rentals	300	373	877
Rent expense	$ 93,159	$ 86,945	$ 79,931

At January 28, 2017, future contractual minimum lease payments under operating leases are:

2017	$ 98,335
2018	87,712
2019	76,757
2020	65,737
2021	55,769
Thereafter	138,458
Total	$ 522,768

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

6. Income Taxes

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

	January 28,	January 30,
	2017	2016
Deferred income tax assets:
Employee benefit expense	$ 13,983	$ 13,427
Inventory	-	912
Deferred rents	15,874	15,636
Net operating loss carryforwards in certain states	206	163
Other	5,287	4,844
Total deferred income tax assets	$ 35,350	$ 34,982
Deferred income tax liabilities:
Property and equipment	$ (36,230)	$ (35,038)
Inventory	(744)	-
Other	(1,598)	(1,331)
Total deferred income tax liabilities	(38,572)	(36,369)
Net deferred income tax liabilities	$ (3,222)	$ (1,387)

As of January 28, 2017, we had net operating losses (“NOL”) carryforwards for state income tax purposes of $2.9 million that will begin to expire in 2023.

Deferred tax assets (liabilities) are reflected on the Consolidated Balance Sheets as follows:

	January 28,	January 30,
	2017	2016
Non-current deferred tax assets (included in other assets)	$ 443	$ 408
Non-current deferred tax liabilities (included in other liabilities)	(3,665)	(1,795)
Net deferred tax liability	$ (3,222)	$ (1,387)

The components of income tax (benefit) expense are as follows:

	2016	2015	2014
Current:
Federal	$ (2,131)	$ 18,298	$ 15,475
State	(423)	1,392	861
Total Current	(2,554)	19,690	16,336
Deferred:
Federal	1,870	(4,820)	499
State	(35)	(301)	702
Total Deferred	1,835	(5,121)	1,201
Income tax (benefit) expense	$ (719)	$ 14,569	$ 17,537

During 2016, we realized a tax shortfall of $0.9 million, and during 2015 and 2014, we realized excess tax benefits of $3.6 million and $1.8 million, respectively, related to share-based compensation plans that were recorded in additional paid-in-capital on the Consolidated Balance Sheets.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Income tax expense differs from the amount of income tax determined by applying the statutory U.S. corporate tax rate to pre-tax amounts due to the following items:

	2016	2015	2014
Federal tax at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	143.7%	3.7%	3.8%
Permanent differences and other	47.1%	(0.6)%	0.7%
Effective tax rate	225.8%	38.1%	39.5%

The effective tax rate (“ETR”) represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns, adjusted for the impact of permanent differences.

The following is a reconciliation of the change in the amount of unrecognized tax benefits:

	2016	2015	2014
Beginning balance	$ 242	$ 341	$ 468
Decreases due to:
Settlements	-	(99)	-
Lapse of statutes of limitations	-	-	(127)
Ending balance	$ 242	$ 242	$ 341

As of January 28, 2017, there were no unrecognized tax benefits (“UTBs”) that, if recognized, would affect the ETR. We recognize interest and penalties related to UTBs in interest expense and penalties. During 2016, 2015, and 2014, the amount of interest and penalties related to UTBs was less than $0.1 million. The total amount of accrued interest and accrued penalties related to UTBs as of January 28, 2017, January 30, 2016 and January 31, 2015 was less than $0.1 million.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the tax years 2013 through 2015. Our state tax returns are open to audit under statutes of limitations for the tax years 2011 through 2015.

7. Employee Benefit Plans

We have a defined contribution retirement plan (a 401(k) plan) covering employees who are at least 21 years of age, have completed at least one year of service and who work at least 1,000 hours annually. Under the profit sharing portion of the plan, we can make discretionary contributions which vest at a rate of 20% per year after two years of service. During 2016, 2015 and 2014, we matched 50% of an employee’s voluntary pre-tax contributions up to a maximum of 4% of an employee’s compensation. Our matching portion vests in accordance with the plan’s vesting schedule. Our contributions to the retirement plan, net of forfeitures, were $1.8 million for 2016, 2015 and 2014, and are included in SG&A on the Consolidated Statements of Income.

We have an executive deferral plan providing officers, key executives and director-level employees with the opportunity to defer receipt of salary, bonus and other compensation. The plan allows for us to make discretionary contributions. During 2016, 2015, and 2014, we matched contributions up to 10% of salary and bonuses. During 2016, discretionary contributions were deferred at a rate of 50% for officers and key executives and a rate of 25% for directors. During 2015 and 2014, discretionary contributions were deferred at a rate of 75% for officers and key executives and a rate of 37.5% for directors.

Matching contributions and related investment earnings for the executive deferral plan vest at 20% per year in each of years four through eight, at which time a participant is fully vested. The executive deferral plan liability was $14.5 million and $13.4 million at January 28, 2017 and January 30, 2016, respectively, and is included in Other liabilities in the Consolidated Balance Sheets. The expense for this plan, net of forfeitures, was $0.2 million and $0.1 million in 2016 and 2014, respectively. In 2015, forfeitures exceeded expense for this plan, resulting in $0.1 million of income.

We provide an executive split-dollar life insurance benefit which provides officers, key executives and director-level employees with pre-retirement life insurance benefits based upon three to five times the current annual compensation. The discount rate used to determine the benefit obligation was 4.00% and 4.15% as of January 28, 2017 and January 30, 2016, respectively.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The post-retirement benefit obligations included in Other liabilities in the Consolidated Balance Sheets were $1.8 million and $1.7 million for 2016 and 2015, respectively.

The net periodic post-retirement benefit costs for 2016, 2015 and 2014 were less than $0.1 million.

Amounts included in Accumulated other comprehensive income (loss) consisted of:

	January 28, 2017	January 30, 2016	January 31, 2015

Total net actuarial gain (loss)	$ 24	$68	$(118)

In connection with the executive deferral and executive split-dollar life insurance plans, whole life insurance contracts were purchased on the related participants. At January 28, 2017 and January 30, 2016, the cash surrender value of these policies was $19.8 million and $18.5 million, respectively, and is included in Other assets in the Consolidated Balance Sheets.

We have a noncontributory executive retiree medical plan wherein eligible retired executives may continue their pre-retirement medical, dental and vision benefits through age 65. The postretirement benefit liability was $0.9 million at January 28, 2017 and $0.8 million at January 30, 2016. Accumulated other comprehensive loss on the Consolidated Balance Sheets includes no income for this plan at January 28, 2017 and income of $0.1 million for this plan at January 30, 2016. The expense recorded in net income for 2016, 2015 and 2014 was less than $0.1 million each year.

8. Shareholders’ Equity

Dividends

In 2016, we paid a quarterly dividend of $0.075 per common share on April 15, 2016, July 15, 2016, October 14, 2016, and January 13, 2017. In 2015, we paid a special cash dividend of $5.00 per common share on February 27, 2015 and four quarterly dividends of $0.075 per common share on April 17, 2015, July 17, 2015, October 16, 2015, and January 15, 2016. In 2014, we paid a quarterly dividend of $0.05 per common share on April 18, 2014 and a quarterly dividend of $0.075 per common share on July 18, 2014, October 17, 2014 and January 16, 2015.

Stock Repurchase Plan

During 2016, 2015 and 2014 we repurchased 224,344 shares, 262,219 shares and 320,081 shares, respectively, of our common stock in the open market at a total cost of $1.7 million, $3.6 million and $4.1 million, respectively. Stock repurchases on the open market, under a Board of Directors authorized plan, for taxes due on the vesting of employee stock awards during 2016, 2015 and 2014 included 224,344 shares, 262,219 shares and 216,729 shares, respectively. As of January 28, 2017, there are 496,530 shares which can be repurchased pursuant to the Board of Directors’ current authorization.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “Stock Purchase Plan”) whereby all employees who complete six months of employment and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan may purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s stock determined at either the beginning or the end of each semi-annual option period. Shares eligible under the Stock Purchase Plan, which is effective for the years 1997 through 2020, are limited to 2.9 million shares in the aggregate, with no more than 200,000 shares being made available in each calendar year, excluding carryover from previous years. In 2016, 2015 and 2014, the participants acquired 145,136 shares, 111,806 shares and 64,839 shares of common stock at weighted-average per share prices of $5.13, $6.87 and $11.72, respectively. The fair value of Stock Purchase Plan shares was estimated using the Black-Scholes call option value method with the following weighted-average assumptions for 2016: expected volatility of 44.75%, expected dividend yield of 4.18%, a risk-free interest rate of 0.43%, a present-value discount factor of 1.0% and an expected term of six months. Share-based compensation expense for the Stock Purchase Plan was $0.3 million, $0.3 million and $0.2 million in 2016, 2015 and 2014, respectively. We had 244,014 shares authorized and available for grant under the Stock Purchase Plan at January 28, 2017.

Omnibus Plan

Our Omnibus Plan provides that shares of common stock may be granted to certain Key Employees, Non-Employee Directors and Advisor Participants, as defined, through non-qualified stock options, stock appreciation rights, performance awards, restricted stock, restricted stock units or any other award made under the terms of the plan. The Board of Directors, or a committee to which it delegates authority, determines the terms of all grants. The shares will be issued from authorized and unissued shares of our common stock. Expired and forfeited awards become available for re-issuance. Vesting and exercise are contingent on continued employment.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following table presents the number of awards authorized and available for grant under the Omnibus Plan at January 28, 2017 (shares in thousands):

Shares

Total awards authorized	12,500
Awards available for grant	1,941

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

A summary of stock option information for the year ended January 28, 2017 is as follows (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 30, 2016	1,074	$5.48
Granted	2,012	7.35
Exercised	(276)	4.88
Cancelled or forfeited	(918)	7.37

Outstanding at January 28, 2017	1,892	$6.64	7.4 years	$-

Exercisable stock options at January 28, 2017	714	$5.32	5.0 years	$-

The aggregate intrinsic value in the table above represents the excess of our closing stock price on January 27, 2017, the last business day of our 2016 fiscal year, ($3.65 per share) over the exercise price, multiplied by the applicable number of in-the-money options. This amount changes based on the fair market value of our common stock. Because there were no in-the-money options outstanding and exercisable at January 28, 2017, aggregate intrinsic value is zero.

As of January 28, 2017, there was $2.3 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.7 years using the mid-point method. The weighted-average grant-date fair value of options granted was $2.36, $2.50 and $4.57 during 2016, 2015, and 2014, respectively. The total intrinsic value of stock options exercised was $0.6 million, $0.9 million and $0.3 million during 2016, 2015 and 2014, respectively. The total tax benefit realized from the exercise of stock options was $0.2 million, $0.2 million and $0.1 during 2016, 2015 and 2014, respectively.

The fair value of each stock option granted during 2016, 2015 and 2014 was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	2016	2015	2014

Expected term	5.6 years	4.9 years	4.4-5.3 years
Risk-free interest rate	1.6%	1.3%	1.5% to 1.8%
Volatility	40.3%	38.5%	43.6%-52.9%
Dividend yield	4.0%	3.1%	2.2%-2.5%

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

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Restricted Stock and Performance Share Awards

We have issued restricted stock and performance share awards to eligible Key Employees, Non-Employee Directors and Advisor Participants, as defined in the Omnibus Plan. All restricted stock awards have restriction periods tied primarily to employment, and all performance share awards have vesting tied to market-based performance and service. Shares awarded under the Omnibus Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. Vesting for most restricted stock awards is based on the service period and vesting generally occurs between three and five years following the date of grant. Unvested shares are forfeited upon termination of employment, unless the award agreement provides otherwise. The total value of share-based compensation expense for restricted stock is based on the closing price of our common stock on the date of grant. The fair value of the market-based performance share awards was determined using a Monte-Carlo simulation model. Performance share awards provide the right to receive a share award at the end of a specified period in which a performance goal based on total shareholder return has been established.

The following table summarizes non-vested stock activity for the year ended January 28, 2017 (shares in thousands):

	Restricted Stock Awards		Performance Share Awards

	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Non-vested at January 30, 2016	697	$11.36	592	$12.58
Granted	633	6.85	568	8.28
Vested	(299)	11.17	(146)	11.09
Cancelled or forfeited	(129)	9.56	(115)	10.44

Non-vested at January 28, 2017	902	$8.51	899	$10.39

Total unrecognized compensation cost	$4,676		$4,245
Weighted-average expected life remaining	1.1 years		0.9 years

The total fair value of restricted stock vested was $3.3 million, $3.0 million and $2.9 million during 2016, 2015, and 2014, respectively. The total fair value of performance awards vested was $1.6 million, $4.8 million and $8.6 during 2016, 2015, and 2014, respectively.

In February 2015, as a result of paying a special cash dividend, all outstanding performance share awards were modified to increase the number of shares in order to maintain the original grant fair value. No incremental stock compensation expense resulted from the modification. The restricted stock awards were not modified because they participated in the special cash dividend.

Share-Based Compensation Expense

For the years ended January 28, 2017, January 30, 2016 and January 31, 2015, share-based compensation expense was recorded as follows:

	2016	2015	2014

Cost of merchandise sold	$2,551	$2,118	$2,765
Selling, general and administrative expenses	5,372	4,398	4,831

Total share-based compensation expense	$7,923	$6,516	$7,596

The total tax benefit recognized in the Consolidated Statements of Income related to share-based compensation expense was $3.0 million, $2.5 million and $2.9 million for 2016, 2015 and 2014, respectively.

9. Commitments and Contingencies

We are involved in various routine legal proceedings incidental to the conduct of our business. While some of these matters could be material to our results of operations or cash flows for any particular period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our overall financial condition. During the years ended January 28, 2017 and January 30, 2016, we incurred expense of $2.0 million and $0.2 million, respectively, for legal settlements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

10. Store Closing Charges

We close under-performing stores in the normal course of business. We closed one store in 2016, two stores in 2015, and three stores in 2014, incurring lease termination and severance costs. Lease termination costs are net of estimated sublease income that could reasonably be obtained for the properties. During 2016, we recorded net store closing costs of $0.6 million. During 2015 and 2014, we recorded a nominal amount of store closing costs, net of impairments, and net store closing costs of $1.0 million, respectively, for store closing charges. Store closing charges are included in SG&A in the Consolidated Statements of Income.

The following tables show the activity in the store closing reserve:

	Lease- Related	Severance and Other	Total

Balance at February 1, 2014	$35	$69	$104
Charges	1,385	47	1,432
Payments	(1,365)	(64)	(1,429)

Balance at January 31, 2015	55	52	107
Charges	1	6	7
Payments	(56)	(58)	(114)

Balance at January 30, 2016	-	-	-
Charges	425	175	600
Payments	(425)	(30)	(455)

Balance at January 28, 2017	$-	$145	$145

The store closing reserve at January 28, 2017 and January 31, 2015 is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The was no store closing reserve at January 30, 2016.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

11. Quarterly Results of Operations (Unaudited)

	Year Ended January 28, 2017

	13 Weeks Ended April 30, 2016	13 Weeks Ended July 30, 2016	13 Weeks Ended October 29, 2016	13 Weeks Ended January 28, 2017

Net sales	$355,712	$319,761	$299,527	$385,518
Gross profit	108,892	89,439	72,711	87,937
Net income (loss)	13,311	3,007	(11,010)	(4,907)
Basic net income (loss) per share	$0.29	$0.07	$(0.24)	$(0.11)
Diluted net income (loss) per share	$0.29	$0.06	$(0.24)	$(0.11)
Weighted-average shares outstanding:
Basic	45,595	45,719	45,845	45,981
Diluted	46,275	46,555	45,845	45,981

	Year Ended January 30, 2016

	13 Weeks Ended May 2, 2015	13 Weeks Ended August 1, 2015	13 Weeks Ended October 31, 2015	13 Weeks Ended January 30, 2016

Net sales	$353,521	$311,583	$300,665	$394,132
Gross profit	108,380	88,935	82,168	105,804
Net income (loss)	13,564	4,094	(197)	6,250
Basic net income (loss) per share	$0.30	$0.09	$(0.01)	$0.14
Diluted net income (loss) per share	$0.29	$0.09	$(0.01)	$0.13
Weighted-average shares outstanding:
Basic	44,612	44,710	44,791	44,905
Diluted	45,766	45,926	44,791	46,061

The sum of the quarterly net income per share amounts may not equal the annual amount because income per share is calculated independently for each quarter.

12. Related Party Transactions

One of our directors is the majority shareholder of the legal firm that serves as our general counsel. Legal fees paid to this firm were $0.2 million in 2016, 2015 and 2014. In addition, the director also participated in our 2016, 2015 and 2014 Incentive Plans related to his role as general counsel.

We leased three locations in 2014 from a company for which one of our former directors is Chairman and Chief Executive Officer. This former director did not stand for reelection at the June 2014 annual meeting. We paid approximately $0.3 million in base rent through June 2014.

One of our directors, as a private investor, indirectly owned a minority interest through September 5, 2014 in the entity which operates a secure location for and maintains certain of our data processing equipment. On September 5, 2014 the entity was sold and the director and his family no longer own indirect interests. Expenses through September 5, 2014 associated with this service were $0.3 million. We entered this facility prior to our director’s investment.

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

EXHIBIT NUMBER	EXHIBIT INDEX

3.1	Articles of Incorporation of Stein Mart, Inc., incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 33-46322

3.2	Bylaws of Stein Mart, Inc., amended January 21, 2014, incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 23, 2014

4.1	Form of stock certificate for Common Stock, incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 33-46322

4.2	Amended and Restated Stein Mart, Inc. Employee Stock Purchase Plan, incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on April 24, 2015

10.1*	Form of Director’s and Officer’s Indemnification Agreement, incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 33-46322

10.2*	Stein Mart, Inc. 2001 Omnibus Plan as Amended and Restated Effective June 21, 2016, as amended effective December 5, 2016

10.3*

Form of Option Award Agreement for Key Employees, pursuant to the Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014

10.4*

Form of Option Award Agreement for Non-Employee Directors, pursuant to the Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014

10.5*

Form of Restricted Share Award Agreement for Key Employees, pursuant to the Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014

10.6*

Form of Performance Share Award Agreement for Key Employees, pursuant to the Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014

10.7*

Form of Restricted Share Award for Non-Employee Directors, pursuant to the Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014

10.8*	Form of Option Award Agreement for Key Employees (2017), pursuant to the Stein Mart, Inc. 2001 Omnibus Plan

10.9*	Form of Option Award Agreement for Non-Employee Directors (2017), pursuant to the Stein Mart Inc. 2001 Omnibus Plan

10.10*	Form of Restricted Stock Award Agreement for Key Employees (Long-Term Incentive) (2017), pursuant to the Stein Mart Inc. 2001 Omnibus Plan

10.11*	Form of Restricted Stock Award Agreement for Key Employees (Incentive/Retention) (2017), pursuant to the Stein Mart Inc. 2001 Omnibus Plan

10.12*	Form of Performance Share Award Agreement for Key Employees (2017), pursuant to the Stein Mart Inc. 2001 Omnibus Plan

10.13*	Form of Restricted Stock Award Agreement for Non-Employee Directors (2017), pursuant to the Stein Mart Inc. 2001 Omnibus Plan

10.14*	Profit Sharing Plan, incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 33-46322

10.15*	Preferred Provider Organization Executive Plan for Stein Mart, Inc., incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010

10.16*	Executive Split Dollar Agreement, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000

10.17*	Form of Letter Agreement Amendment to the executive Split Dollar Agreement, incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 13, 2012

10.18*	Amended and Restated Executive Deferral Plan effective January 1, 2008, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2013

10.19*	Employment Agreement, dated May 1, 2016, between Stein Mart, Inc. and Gary L. Pierce, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 14, 2016

10.20*	Employment Agreement, dated July 31, 2015, between Stein Mart, Inc. and Gregory W. Kleffner, incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2015

10.21*	Employment Agreement, dated September 15, 2015, between Stein Mart, Inc. and David H. Hawkins, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 15, 2015

10.22*	Employment Agreement, dated October 1, 2015, between Stein Mart Inc. and Rosann McLean

10.23*	Employment Agreement, dated March 12, 2016, between Stein Mart Inc. and Dawn Robertson, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 16, 2016

10.24*

Agreement and General Release between Dawn H. Robertson and Stein Mart Inc. dated September 27, 2016, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 29, 2016

10.25

Second Amended and Restated Credit Agreement dated February 3, 2015, by and among Stein Mart, Inc., as lead borrower, the other borrowers and guarantors named therein, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, a Lender, Swing Line Lender, LC Issuer, Sole Lead Arranger and Sole Bookrunner, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 4, 2015

10.26

Master Loan Agreement No. 0220792 dated February 3, 2015, by and among Stein Mart, Inc. and Stein Mart Buying Corp., as Borrowers, Wells Fargo Equipment Finance, Inc., as Lender, and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 4, 2015

10.27	Amended and Restated Supply Agreement, dated May 30, 2006, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 5, 2006

10.28

First Amendment to Amended and Restated Supply Agreement, dated August 26, 2008, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2008

10.29

Second Amendment to Amended and Restated Supply Agreement, dated February 23, 2012, between DSW Inc. and Stein Mart, Inc., incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2012

10.30

Third Amendment to Amended and Restated Supply Agreement, dated as of September 10, 2013, between DSW Leased Business Division aka Affiliated Business Group and Stein Mart, Inc., incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2014

10.31

Fourth Amendment to Amended and Restated Supply Agreement, dated as of July 31, 2014, between DSW Leased Business Division aka Affiliated Business Group and Stein Mart, Inc., incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016

10.32	Law Firm Engagement Agreement with Stein Mart, Inc. dated June 8, 2011, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011

10.33

Renewal of Law Firm Agreement between Stein Mart, Inc. and Kirschner & Legler, P.A., dated April 1, 2015, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016

10.34

Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement dated as of February 24, 2016 by and between Stein Mart, Inc. and Synchrony Bank, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A for the quarterly period ended April 30, 2016

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.1

Interactive data files from Stein Mart, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

* Management contract or compensatory plan or arrangements.

+ Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities Exchange Commission.