Form 10-K/A
period 2017-01-28
STEIN MART INC
filed 2017-04-18
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2017

Commission file number 0-20052

STEIN MART, INC.

(Name of issuer in its charter)

Florida	64-0466198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Riverplace Blvd. Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip Code)

(904) 346-1500

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Global Select Market

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) is an amendment to the Annual Report on Form 10-K of Stein Mart, Inc. (“we,” “our,” “us” or “Stein Mart”) for the fiscal year ended January 28, 2017, which was originally filed by Stein Mart with the Securities and Exchange Commission (the “SEC”) on April 13, 2017 (the “Original Filing”).

This Form 10-K/A is being filed solely (a) to correct the referenced report date appearing in the Report of Independent Registered Public Accounting Firm relating to the effectiveness of Stein Mart’s internal control over financial reporting on page F-1 of the Original Filing (the “ICFR Report”), (b) to replace Exhibit 23.1 in order to reflect the correct date of the reports that are referenced in the Consent of Independent Registered Public Accounting Firm (the “Consent”) and (c) to delete the completely duplicative subsections (b), (c) and (d) of Item 9A erroneously included twice during the production process. The ICFR Report and the Consent that were included in the Original Filing inadvertently referred to an incorrect date of such reports. Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC, we are also including with this Form 10-K/A new certifications by our principal executive officer and principal financial officer. Additionally, Item 15 of Part IV of the Original Filing has been amended to reflect the filing of these new certifications (as Exhibits 31.1, 31.2, 32.1 and 32.2) and the filing of a new Exhibit 23.1.

Although all of the Items in the Original 10-K have been included in their entirety in this Form 10-K/A, the only changes to the Original Filing are those that are specifically identified above, and this Form 10-K/A does not otherwise amend, update or change the financial statements or any other disclosures in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, all other information is unchanged and reflects the disclosures made in the Original Filing.

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

STEIN MART, INC.

Date: April 18, 2017	By:	/s/ D. Hunt Hawkins
D. Hunt Hawkins
Chief Executive Officer

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to an ineffective risk assessment process over business operations to assess changes that significantly impact the company’s financial processes and internal control over financial reporting, and an ineffective design and implementation of process level controls to verify the completeness and accuracy of data in a report used by management to review the lower-of-cost-or-market adjustment for the company’s aged inventory has been identified and included in management’s assessment in Item 9A(b). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stein Mart, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2017. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheet of Stein Mart, Inc. and subsidiaries as of January 28, 2017 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended January 28, 2017, and this report does not affect our report dated April 13, 2017, which expressed an unqualified opinion on those consolidated financial statements.

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

10.2*

Stein Mart, Inc. 2001 Omnibus Plan as Amended and Restated Effective June 21, 2016, as amended effective December 5, 2016, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2017

10.3*

Form of Option Award Agreement for Key Employees, pursuant to the Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014

10.4*

Form of Option Award Agreement for Non-Employee Directors, pursuant to the Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014

10.5*

Form of Restricted Share Award Agreement for Key Employees, pursuant to the Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014

10.6*

Form of Performance Share Award Agreement for Key Employees, pursuant to the Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014

10.7*

Form of Restricted Share Award for Non-Employee Directors, pursuant to the Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014

10.8*

Form of Option Award Agreement for Key Employees (2017), pursuant to the Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2017

10.9*

Form of Option Award Agreement for Non-Employee Directors (2017), pursuant to the Stein Mart Inc. 2001 Omnibus Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2017

10.10*

Form of Restricted Stock Award Agreement for Key Employees (Long-Term Incentive) (2017), pursuant to the Stein Mart Inc. 2001 Omnibus Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2017

10.11*

Form of Restricted Stock Award Agreement for Key Employees (Incentive/Retention) (2017), pursuant to the Stein Mart Inc. 2001 Omnibus Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2017

10.12*

Form of Performance Share Award Agreement for Key Employees (2017), pursuant to the Stein Mart Inc. 2001 Omnibus Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2017

10.13*

Form of Restricted Stock Award Agreement for Non-Employee Directors (2017), pursuant to the Stein Mart Inc. 2001 Omnibus Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2017

10.14*	Profit Sharing Plan, incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 33-46322

10.15*	Preferred Provider Organization Executive Plan for Stein Mart, Inc., incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010

10.16*	Executive Split Dollar Agreement, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000

10.17*	Form of Letter Agreement Amendment to the executive Split Dollar Agreement, incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 13, 2012

10.18*	Amended and Restated Executive Deferral Plan effective January 1, 2008, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2013

10.19*	Employment Agreement, dated May 1, 2016, between Stein Mart, Inc. and Gary L. Pierce, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 14, 2016

10.20*	Employment Agreement, dated July 31, 2015, between Stein Mart, Inc. and Gregory W. Kleffner, incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2015

10.21*	Employment Agreement, dated September 15, 2015, between Stein Mart, Inc. and David H. Hawkins, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 15, 2015

10.22*	Employment Agreement, dated October 1, 2015, between Stein Mart Inc. and Rosann McLean, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2017

10.23*	Employment Agreement, dated March 12, 2016, between Stein Mart Inc. and Dawn Robertson, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 16, 2016

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

21.1	Subsidiaries of the Company, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2017

23.1	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.1

Interactive data files from Stein Mart, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2017

* Management contract or compensatory plan or arrangements.

+ Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities Exchange Commission.