Form 10-Q
period 2017-04-29
STEIN MART INC
filed 2017-06-08
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of June 6, 2017, was 47,621,851.

Stein Mart, Inc.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share data)

	April 29, 2017	January 28, 2017	April 30, 2016
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,554	$10,604	$16,317
Inventories	322,030	291,110	316,897
Prepaid expenses and other current assets	24,161	30,249	22,676

Total current assets	361,745	331,963	355,890
Property and equipment, net of accumulated depreciation and amortization of $221,626, $218,304 and $197,773, respectively	164,012	165,542	166,261
Other assets	28,692	30,344	30,141

Total assets	$554,449	$527,849	$552,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,208	$114,419	$152,807
Current portion of long-term debt	8,333	10,000	10,000
Accrued expenses and other current liabilities	71,360	72,772	75,385

Total current liabilities	241,901	197,191	238,192
Long-term debt, net of current portion	149,119	171,792	138,960
Deferred rent	42,509	41,774	41,667
Other liabilities	49,128	46,832	45,738

Total liabilities	482,657	457,589	464,557

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock - $.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock - $.01 par value; 100,000,000 shares authorized; 47,181,498, 47,018,942 and 46,372,908 shares issued and outstanding, respectively	472	470	464
Additional paid-in capital	51,557	50,241	44,370
Retained earnings	20,059	19,853	43,175
Accumulated other comprehensive loss	(296)	(304)	(274)

Total shareholders’ equity	71,792	70,260	87,735

Total liabilities and shareholders’ equity	$554,449	$527,849	$552,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	13 Weeks Ended April 29, 2017	13 Weeks Ended April 30, 2016
Net sales	$337,335	$355,712
Cost of merchandise sold	241,779	246,820

Gross profit	95,556	108,892
Selling, general and administrative expenses	85,494	86,474

Operating income	10,062	22,418
Interest expense, net	1,139	966

Income before income taxes	8,923	21,452
Income tax expense	5,223	8,141

Net income	$3,700	$13,311

Earnings per common share:
Basic	$0.08	$0.29

Diluted	$0.08	$0.29

Weighted-average shares outstanding:
Basic	46,165	45,595

Diluted	46,171	46,275

Dividends declared per common share	$0.075	$0.075

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	13 Weeks Ended April 29, 2017	13 Weeks Ended April 30, 2016
Net income	$3,700	$13,311
Other comprehensive income, net of tax:
Amounts reclassified from accumulated other comprehensive income	8	5

Comprehensive income	$3,708	$13,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	13 Weeks Ended April 29, 2017	13 Weeks Ended April 30, 2016
Cash flows from operating activities:
Net income	$3,700	$13,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,085	7,660
Share-based compensation	1,523	1,590
Store closing charges	286	—
Impairment of property and other assets	31	—
Loss on disposal of property and equipment	232	9
Deferred income taxes	4,858	197
Tax benefit from equity issuances	—	(145)
Excess tax benefits from share-based compensation	—	(5)
Changes in assets and liabilities:
Inventories	(30,920)	(23,289)
Prepaid expenses and other current assets	6,088	(4,090)
Other assets	1,279	(909)
Accounts payable	47,924	46,501
Accrued expenses and other current liabilities	(1,550)	4,801
Other liabilities	(1,355)	14,635

Net cash provided by operating activities	40,181	60,266

Cash flows from investing activity:
Net acquisition of property and equipment	(7,182)	(11,271)

Net cash used in investing activity	(7,182)	(11,271)

Cash flows from financing activities:
Proceeds from borrowings	108,911	80,855
Repayments of debt	(133,261)	(122,055)
Cash dividends paid	(3,494)	(3,443)
Excess tax benefits from share-based compensation	—	5
Proceeds from exercise of stock options	—	1,073
Repurchase of common stock	(205)	(943)

Net cash used in financing activities	(28,049)	(44,508)

Net increase in cash and cash equivalents	4,950	4,487
Cash and cash equivalents at beginning of year	10,604	11,830

Cash and cash equivalents at end of period	$15,554	$16,317

Supplemental disclosures of cash flow information:
Income taxes (received) paid	$(8,220)	$2,072
Interest paid	1,087	936
Accruals and accounts payable for capital expenditures	1,464	3,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair presentation have been included. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended January 28, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 18, 2017.

As used herein, the terms “we,” “our,” “us” and “Stein Mart” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Correction of an Immaterial Error

During the fourth quarter of fiscal 2016, we identified an immaterial prior period error in our lower-of-cost-or-market adjustment for aged inventory. The immaterial error was corrected with a charge during the fourth quarter of fiscal 2016 resulting in an out-of-period increase to Cost of merchandise sold. The effect of this immaterial error on the first quarter of 2016 would have been an increase of $0.3 million to Cost of merchandise sold and a decrease of $0.2 million in net income.

Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows (in thousands):

	April 29, 2017	January 28, 2017	April 30, 2016
Compensation and employee benefits	$7,116	$11,016	$9,214
Unredeemed gift and merchandise return cards	9,559	11,954	8,950
Property taxes	12,876	14,274	11,073
Accrued vacation	7,715	7,715	7,306
Other	34,094	27,813	38,842

Accrued expenses and other current liabilities	$71,360	$72,772	$75,385

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updated (“ASU”) No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to ASC Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. This ASU also clarifies the statement of cash flows presentation for certain components of share-based awards. The adoption of this ASU was completed during the first quarter of fiscal 2017. For the quarter ended April 29, 2017, we recorded a $1.1 million income tax expense related to the tax effects associated with the exercise of stock options and vesting of restricted stock within Income tax expense on the Condensed Consolidated Statements of Income. For the quarter ended April 30, 2016, we recorded $0.1 million net shortfalls for share-based payments settled during that quarter, and this net tax benefit was recorded directly to our Consolidated Statement of Shareholders’ Equity and has not been reclassified to our Consolidated Statement of Income, in accordance with adoption and transition provisions of ASU 2016-09. This ASU requires that all income tax-related cash flows resulting from share-based payments, such as excess income tax benefits, are to be reported as operating activities on the statement of cash flows, a change from the prior requirement to present windfall/shortfall income tax benefits (deficiencies) as an inflow from financing activities and an offsetting outflow from operating activities. As permitted, we elected to apply these provisions prospectively to our Condensed Consolidated Statement of Cash Flows, and accordingly, periods prior to fiscal 2017 have not been adjusted. Additionally, this ASU clarifies that all cash payments made to taxing authorities on the employees’ behalf for shares withheld at settlement are to be presented as financing activities on the statement of cash flows. This change must be applied retrospectively. The presentation requirements did not result in a reclassification for any prior periods since such cash flows have historically been presented as a financing activity on our Condensed Consolidated Statement of Cash Flows. We elected to continue to estimate forfeitures expected to occur to determine the amount of share-based compensation cost to recognize in each period, as permitted by ASU 2016-09. Accordingly, no cumulative effect was recorded in retained earnings on our Consolidated Statement of Shareholders’ Equity at the beginning of fiscal 2017 upon the adoption of ASU 2016-09, as of April 29, 2017.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in practice of accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted. We plan to adopt this ASU in the fiscal year 2018 and do not expect the adoption to have a material effect on our financial condition, results of operations or cash flows as we believe we are in compliance with this ASU.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities, to be reflected on the lessee’s balance sheet; and expanding and adding to the required disclosures for lessees. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. We are in the process of identifying software suited to track and account for leases under the new standard. We plan to adopt ASU 2016-02 in fiscal year 2019 and are currently evaluating the overall effect the adoption of this ASU will have on our financial condition, results of operations and cash flows, and we currently believe the adoption of this ASU will have a significant effect on our Consolidated Balance Sheets due to the addition of our applicable leased assets and related liabilities.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). ASU No. 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures if required. ASU No. 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this ASU was completed in the fourth quarter of fiscal 2016. This adoption did not have a material effect on our financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. This guidance was deferred by ASU No. 2015-14, issued by the FASB in August 2015, and is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016. We have the option to apply the provisions of ASU No. 2014-09 either retrospectively to each prior reporting period presented or prospectively with the cumulative effect of applying this ASU recognized at the date of initial application. We have completed an initial scoping analysis of the effect of the standards to identify the revenue streams that may be affected by this ASU. While we are still in the process of evaluating the effect that this ASU may have on our financial statements, we do not currently expect a material effect on our Consolidated Financial Statements. We expect the adoption to result in a change in the timing of recognizing revenue for sales when we ship merchandise to the customer from a distribution center or store. Under the new guidance, we expect to recognize revenue for sales that we drop ship from vendors to customers, or that we ship to the customer from a distribution center or store on the basis of control of the merchandise, rather than at the time the risk of loss is transferred. We are currently evaluating which transition approach to use and assessing the effect the adoption of this ASU may have on our financial condition, results of operations or cash flows and will adopt these ASUs beginning in the first quarter of fiscal 2018.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

2. Shareholders’ Equity

Dividends

During the first quarter of 2017, we paid a quarterly dividend of $0.075 per common share on April 14, 2017.

Stock Repurchase Plan

During the 13 weeks ended April 29, 2017, we repurchased 56,753 shares of our common stock at a total cost of approximately $0.2 million. During the 13 weeks ended April 30, 2016, we repurchased 143,282 shares of our common stock at a total cost of approximately $0.9 million. Stock repurchases were for tax withholding amounts due on employee stock awards and during the first quarter of 2017 and 2016 included no shares purchased on the open market under our previously authorized stock repurchase plan. As of April 29, 2017, there are 439,777 shares that can be repurchased pursuant to the Board of Director’s current authorization.

3. Earnings per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	13 Weeks Ended April 29, 2017	13 Weeks Ended April 30, 2016
Basic:
Net income	$3,700	$13,311
Income allocated to participating securities	2	34

Net income available to common shareholders	$3,698	$13,277

Basic weighted-average shares outstanding	46,165	45,595

Basic earnings per common share	$0.08	$0.29

Diluted:
Net income	$3,700	$13,311
Income allocated to diluted participating securities	2	34

Net income available to common shareholders	$3,698	$13,277

Basic weighted-average shares outstanding	46,165	45,595
Incremental shares from share-based compensation plans	6	680

Diluted weighted-average shares outstanding	46,171	46,275

Diluted earnings per common share	$0.08	$0.29

Options to acquire shares totaling approximately 3.9 million and 1.3 million shares of common stock that were outstanding during the 13 weeks ended April 29, 2017 and April 30, 2016, respectively, were not included in the computation of diluted earnings per common share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive.

4. Commitments and Contingencies

We are involved in various routine legal proceedings incidental to the conduct of our business. During the 13 weeks ended April 29, 2017, we did not accrue for any actual or anticipated legal settlements. During the 13 weeks ended April 30, 2016, we accrued $1.4 million for actual and anticipated legal settlements. While some of these matters could be material to our results of operations or cash flows for any particular period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our overall financial condition.

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we,” “our,” “us” and “Stein Mart” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors including, but not limited to, the matters discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K/A for the fiscal year ended January 28, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 18, 2017. Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended January 28, 2017, filed with the SEC on April 18, 2017.

Overview

We are a national specialty and off-price retailer offering designer and name-brand fashion apparel, home décor, accessories and shoes at everyday low prices. We currently operate 292 stores across 31 states.

Financial Overview for the First Quarter of 2017

•	Net sales during the first quarter of 2017 were $337.3 million compared to $355.7 million during the first quarter of 2016.

•	Comparable store sales during the first quarter of 2017 decreased 7.6 percent compared to the first quarter of 2016.

•	Net income during the first quarter of 2017 was $3.7 million, or $0.08 per diluted share, compared to net income of $13.3 million, or $0.29 per diluted share, during the first quarter of 2016.

•	We had $157.5 million, $181.8 million and $149.0 million of direct borrowings on our Credit Facilities as of April 29, 2017, January 28, 2017 and April 30, 2016, respectively.

Stores

The following table sets forth the stores activity for the 13 weeks ended April 29, 2017 and April 30, 2016:

	13 Weeks Ended April 29, 2017	13 Weeks Ended April 30, 2016
Stores at beginning of period	290	278
Stores opened during the period	5	5
Stores closed during the period	(3)	—

Stores at the end of period	292	283

Results of Operations

The following table sets forth each line item of our Condensed Consolidated Statements of Income expressed as a percentage of net sales:

	13 Weeks Ended April 29, 2017	13 Weeks Ended April 30, 2016
Net sales	100.0%	100.0%
Cost of merchandise sold	71.7%	69.4%

Gross profit	28.3%	30.6%
Selling, general and administrative expenses	25.3%	24.3%

Operating income	3.0%	6.3%
Interest expense, net	0.3%	0.3%

Income before income taxes	2.7%	6.0%
Income tax expense	1.6%	2.3%

Net income	1.1%	3.7%

Thirteen Weeks Ended April 29, 2017, Compared to the Thirteen Weeks Ended April 30, 2016 (tables presented in thousands):

Net Sales

	13 Weeks Ended April 29, 2017	13 Weeks Ended April 30, 2016	Decrease
Net sales	$337,335	$355,712	$(18,377)
Sales percent increase:
Total net sales			(5.2)%
Comparable store sales			(7.6)%

The 7.6 percent decrease in comparable stores sales was driven by decreases in the number of transactions, which was driven by lower traffic. Also contributing to the decrease were slightly lower average unit retail prices and units per transaction, with the lower average unit retail prices driven by higher markdowns. Comparable store sales reflect stores open throughout the period and prior fiscal year and include e-commerce sales. E-commerce sales were up 38.5 percent and contributed approximately 0.7 percent increase to the comparable store sales. Comparable store sales do not include shoe department commissions.

Gross Profit

	13 Weeks Ended April 29, 2017	13 Weeks Ended April 30, 2016	Decrease
Gross profit	$95,556	$108,892	$(13,336)
Percentage of net sales	28.3%	30.6%	(2.3)%

The Gross profit decrease was primarily due to higher markdowns taken to manage our inventories as well as higher occupancy costs that leveraged negatively on our lower comparable store sales.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended April 29, 2017	13 Weeks Ended April 30, 2016	(Decrease) Increase
Selling, general and administrative expenses	$85,494	$86,474	$(980)
Percentage of net sales	25.3%	24.3%	1.0%

SG&A decreased $1.0 million due to an increased focus on lean SG&A levels and lower expense for legal settlements, which more than offset higher operating expenses from new stores.

Interest Expense, net

	13 Weeks Ended April 29, 2017	13 Weeks Ended April 30, 2016	Increase
Interest expense, net	$1,139	$966	$173
Percentage of net sales	0.3%	0.3%	0.0%

The increase in interest expense was due to increases in the London Interbank Offer Rate, which raised our overall interest rates.

Income Taxes

	13 Weeks Ended April 29, 2017	13 Weeks Ended April 30, 2016	(Decrease) Increase
Income tax expense	$5,223	$8,141	$(2,918)
Effective tax rate	58.5%	38.0%	20.5%

Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns, adjusted for the impact of permanent differences. The increase in the effective tax rate was primarily driven by the adoption of ASU 2016-09, which resulted in $1.1 million higher income tax expense for the quarter. This amount was previously carried within equity on the Condensed Consolidated Balance Sheets. See Note 1 “Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements for further discussion of the adoption of ASU 2016-09. Excluding the effect of adopting ASU 2016-09, our effective tax rate would have been 46.7 percent. The rate is higher than last year due to the effect of relatively small permanent items on our low pre-tax earnings.

Liquidity and Capital Resources

Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and our $250 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank (the “Credit Agreement”). We also have a secured $25 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan” and, together with the Credit Agreement, the “Credit Facilities”). Working capital is used to support store inventories and capital investments for system improvements, fund new store openings, maintain existing stores, pay dividends, make debt service payments and repurchase of shares of our common stock. Historically, our investments in working capital are lowest in August and September, after our heavy spring selling season and in February after the holiday selling season. Investments in working capital are highest in April, October and November as we begin procuring and paying for merchandise to support our heavy spring and holiday seasons. On May 17, 2017, we announced that we have suspended our quarterly cash dividend and significantly reduced our planned capital expenditures (see below under “– Cash Flows”). Planned capital expenditures for fiscal 2017 have been decreased to approximately $24 million, or $21 million net of tenant improvement allowances. Capital expenditures were $42 million, or $36 million net of tenant improvement allowances, in fiscal 2016. As of April 29, 2017, we had cash and cash equivalents of $15.6 million and $157.5 million in borrowings under our Credit Facilities. The total amount available for borrowings under our Credit Agreement is the lesser of $250 million or 100% of eligible credit card receivables and the net recovery percentage of inventories less reserves. At April 29, 2017, in addition to outstanding borrowings under the Credit Agreement, we had $7.1 million of outstanding letters of credit. Our unused availability under the Credit Agreement was $93.8 million on April 29, 2017. We believe that our cash flows from operations and our available cash and cash equivalents are sufficient to cover our liquidity requirements over the next 12 months.

Cash Flows

	13 Weeks Ended April 29, 2017	13 Weeks Ended April 30, 2016	(Decrease) Increase
Cash provided by (used in):
Operating activities	$40,181	$60,266	$(20,085)
Investing activities	(7,182)	(11,271)	4,089
Financing activities	(28,049)	(44,508)	16,459

Net increase (decrease) in cash and cash equivalents	$4,950	$4,487	$463

Net cash provided by operating activities was $40.2 million for the first quarter of 2017 compared to net cash provided by operating activities of $60.3 million for the first quarter of 2016. The decrease in cash provided by operating activities was mainly due to lower Net income and a larger seasonal increase in inventory during the 13 weeks ended April 29, 2017 compared to the 13 weeks ended April 30, 2016. Also contributing to the decrease was a one-time cash inflow during the 2016 period relating to the Synchrony Financial signing bonus we received with the new agreement entered into in February of 2016 for co-branded and private label credit cards.

Net cash used in investing activities was entirely for capital expenditures and was $7.2 million for the first quarter of 2017 compared to $11.3 million for the first quarter of 2016. The decrease in capital expenditures was primarily due to our decrease in planned capital expenditures for fiscal 2017.

Net cash used in financing activities was $28.0 million during the first quarter of 2017 compared to cash used in financing activities of $44.5 million during the first quarter of 2016. During the first quarter of 2017, we had net repayments of debt of $24.4 million. We also paid cash dividends of $3.5 million. In addition, we repurchased 56,753 shares of common stock for $0.2 million. During the first quarter of 2016, we had net repayments of debt of $41.2 million. Borrowings under the Credit Facilities are used for working capital, capital expenditures and other general corporate purposes. We also paid cash dividends of $3.4 million. In addition, we repurchased 143,282 shares of common stock for $0.9 million. See Note 2 “Shareholders’ Equity” of the Notes to Condensed Consolidated Financial Statements for further discussion.

On May 17, 2017, we announced that we have decided to suspend our quarterly cash dividend and significantly reduce our planned capital expenditures. Suspending the $0.075 quarterly dividend is expected to save approximately $14.0 million in cash annually, approximately $11.0 million in cash during fiscal 2017. We currently intend to use the related annual cash savings to repay indebtedness, maximize free cash flow and improve our financial position. Any future determination to declare and pay dividends will be made at the discretion of our Board of Directors, after taking into account our future earnings, cash flows, financial condition, capital requirements and other factors that the Board may deem relevant.

Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K/A for the year ended January 28, 2017, and filed with the SEC on April 18, 2017. We have made no significant change in our critical accounting policies and estimates since January 28, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K/A for the year ended January 28, 2017. There were no material changes to our market risk during the quarter ended April 29, 2017.

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

As previously disclosed in our 2016 Annual Report on Form 10-K/A, we identified a material weakness in the design and effectiveness in the operation of our controls that are intended to ensure that the data used in a report used by management to review the lower-of-cost-or-market adjustment for our aged inventory was complete and accurate. As a result of this material weakness, a reasonable possibility exists that a material misstatement in inventory in our annual or interim financial statements could occur and not be prevented or detected on a timely basis.

We are taking steps to remediate this material weakness, including implementing new policies and procedures to enhance our risk assessment process to effectively design and implement control activities that verify the completeness and accuracy of data in reports that support management review controls. We have also re-performed procedures over certain key reports, including retesting the completeness and accuracy of these key reports. We will perform these procedures over all of our key reports as part of our remediation measures.

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weakness identified. However, as we are still assessing the design and operating effectiveness of these measures, the identified material weakness has not been fully remediated as of April 29, 2017. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

In September 2015, we settled an administrative proceeding instituted by the SEC in which the SEC ordered us to cease and desist from committing, or causing, any violations and any future violations of the periodic reporting, books and records, and internal control provisions of the Securities Exchange Act of 1934, as amended. The existence of the above-referenced material weakness, and the failure to discover and disclose such material weakness in periodic reports filed prior to the Annual Report on Form 10-K/A for the year ended January 28, 2017, means that we have not been in compliance with the cease and desist order.

We assessed the effect of the material weakness on these Condensed Consolidated Financial Statements to ensure they were prepared in accordance with GAAP and present fairly the consolidated financial position, financial results of operation and cash flows as of and for the three months ended April 29, 2017. Based on these additional procedures and assessment, we concluded that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Except as described above in regards to the remediation process, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the discussion of legal proceedings in Note 4 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

ITEM  1A. RISK FACTORS

There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K/A for the year ended January 28, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended April 29, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 29, 2017 - February 25, 2017	53,699	$3.64	53,699	442,831
February 26, 2017 - April 1, 2017	1,589	3.19	1,589	441,242
April 2, 2017 - April 29, 2017	1,465	2.88	1,465	439,777

Total	56,753	$3.61	56,753	439,777

(1)	All stock repurchases were for tax withholding amounts due on employee stock awards. No shares were purchased on the open market pursuant to our open market repurchase program. Our open market repurchase program is conducted pursuant to authorizations made from time to time by our Board of Directors, including the most recent authorization of an additional 500,000 shares by the Board of Directors on November 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	Inducement Option Award Agreement for MaryAnne Morin, dated February 22, 2017, between Stein Mart, Inc. and MaryAnne Morin, incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on February 24, 2017.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: June 8, 2017	By:	/s/ D. Hunt Hawkins
D. Hunt Hawkins
Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer