Form 10-Q
period 2017-07-29
STEIN MART INC
filed 2017-09-01
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the Registrant’s common stock as of August 30, 2017, was 47,920,535.

Stein Mart, Inc.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share data)

	July 29, 2017	January 28, 2017	July 30, 2016

	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,577	$10,604	$11,765
Inventories	246,243	291,110	279,691
Prepaid expenses and other current assets	32,200	30,249	20,925

Total current assets	289,020	331,963	312,381
Property and equipment, net of accumulated depreciation and amortization of $229,738, $218,304 and $205,195, respectively	160,282	165,542	169,597
Other assets	29,806	30,344	29,892

Total assets	$479,108	$527,849	$511,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,561	$114,419	$98,185
Current portion of long-term debt	5,833	10,000	10,000
Accrued expenses and other current liabilities	69,418	72,772	68,411

Total current liabilities	162,812	197,191	176,596
Long-term debt, net of current portion	164,779	171,792	157,371
Deferred rent	42,293	41,774	42,286
Other liabilities	48,271	46,832	46,149

Total liabilities	418,155	457,589	422,402

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock - $.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-	-
Common stock - $.01 par value; 100,000,000 shares authorized; 47,904,091, 47,018,942 and 46,848,195 shares issued and outstanding, respectively	479	470	468
Additional paid-in capital	53,721	50,241	46,547
Retained earnings	7,040	19,853	42,722
Accumulated other comprehensive loss	(287)	(304)	(269)

Total shareholders’ equity	60,953	70,260	89,468

Total liabilities and shareholders’ equity	$479,108	$527,849	$511,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Net sales	$311,036	$319,761	$648,371	$675,473

Cost of merchandise sold	246,368	230,322	488,147	477,142

Gross profit	64,668	89,439	160,224	198,331

Selling, general and administrative expenses	86,201	83,840	171,695	170,314

Operating (loss) income	(21,533)	5,599	(11,471)	28,017

Interest expense, net	1,142	883	2,281	1,849

(Loss) income before income taxes	(22,675)	4,716	(13,752)	26,168

Income tax (benefit) expense	(9,682)	1,709	(4,459)	9,850

Net (loss) income	$(12,993)	$3,007	$(9,293)	$16,318

Net (Loss) earnings per common share:

Basic	$(0.28)	$0.07	$(0.20)	$0.36

Diluted	$(0.28)	$0.06	$(0.20)	$0.35

Weighted-average shares outstanding:

Basic	46,264	45,719	46,214	45,657

Diluted	46,264	46,555	46,214	46,415

Dividends declared per common share	$-	$0.075	$0.075	$0.150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Net (loss) income	$(12,993)	$3,007	$(9,293)	$16,318
Other comprehensive income, net of tax:
Amounts reclassified from accumulated other comprehensive loss	9	5	17	10

Comprehensive (loss) income	$(12,984)	$3,012	$(9,276)	$16,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	26 Weeks Ended	26 Weeks Ended
	July 29, 2017	July 30, 2016

Cash flows from operating activities:
Net (loss) income	$(9,293)	$16,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,226	15,611
Share-based compensation	3,379	3,511
Store closing charges	172	37
Impairment of property and other assets	640	-
Loss on disposal of property and equipment	236	10
Deferred income taxes	4,199	978
Tax expense from equity issuances	-	(196)
Excess tax benefits from share-based compensation	-	(471)
Changes in assets and liabilities:
Inventories	44,867	13,917
Prepaid expenses and other current assets	(1,951)	(2,339)
Other assets	(566)	(763)
Accounts payable	(26,800)	(7,763)
Accrued expenses and other current liabilities	(3,757)	(1,207)
Other liabilities	(2,409)	14,949

Net cash provided by operating activities	24,943	52,592

Cash flows from investing activities:
Net acquisition of property and equipment	(11,761)	(23,939)
Proceeds from cancelled corporate owned life insurance policies	1,445	55

Net cash used in investing activities	(10,316)	(23,884)

Cash flows from financing activities:
Proceeds from borrowings	230,094	164,913
Repayments of debt	(241,295)	(187,713)
Cash dividends paid	(3,563)	(6,885)
Excess tax benefits from share-based compensation	-	471
Proceeds from exercise of stock options	328	1,439
Repurchase of common stock	(218)	(998)

Net cash used in financing activities	(14,654)	(28,773)

Net decrease in cash and cash equivalents	(27)	(65)
Cash and cash equivalents at beginning of year	10,604	11,830

Cash and cash equivalents at end of period	$10,577	$11,765

Supplemental disclosures of cash flow information:
Income taxes (received) paid	$(8,094)	$11,789
Interest paid	2,229	1,807
Accruals and accounts payable for capital expenditures	1,909	2,473

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

Certain reclassifications have been made in the Condensed Consolidated Statements of Cash Flows during the 26 weeks ended July 30, 2016, to conform to the 2017 presentation.

Correction of an Immaterial Error

During the fourth quarter of fiscal 2016, we identified an immaterial prior period error in our lower-of-cost-or-market adjustment for aged inventory. The immaterial error was corrected with a charge during the fourth quarter of fiscal 2016 resulting in an out-of-period increase to Cost of merchandise sold. The effect of this immaterial error on the 13 and 26 weeks ended July 30, 2016 would have been an increase of $0.2 million to Cost of merchandise sold, a decrease of $0.1 million in net income and an increase of $0.5 million to Cost of merchandise sold and a decrease of $0.3 million in net income, respectively.

Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows (in thousands):

	July 29, 2017	January 28, 2017	July 30, 2016

Compensation and employee benefits	$6,962	$11,016	$7,371
Unredeemed gift and merchandise return cards	9,203	11,954	8,570
Property taxes	14,543	14,274	12,472
Accrued vacation	7,715	7,715	7,306
Other	30,995	27,813	32,692

Accrued expenses and other current liabilities	$69,418	$72,772	$68,411

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities, to be reflected on the lessee’s balance sheet; and expanding and adding to the required disclosures for lessees. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. We are in the process of evaluating our lease portfolio and identifying what additional data will be needed to comply with the new standard. We have identified a software application suited to track and account for leases under the new standard. We plan to adopt ASU 2016-02 in fiscal year 2019 and are currently evaluating the overall effect the adoption of this ASU will have on our financial condition, results of operations and cash flows, and we currently believe the adoption of this ASU will have a significant effect on our Consolidated Balance Sheets due to the addition of our applicable leased assets and related liabilities.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Revenue Recognition

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

We have completed an initial scoping analysis of the effect of the standards to identify the revenue streams that may be affected by this ASU. In our ongoing evaluation of this ASU, we have determined that the new standard will primarily apply to the following areas of our business: point of sale transactions, ecommerce, drop ship, shipping and handling, gift card breakage and loyalty programs. We expect the adoption will not change the timing or amount of revenue recognized as it relates to revenue from point of sale at the registers in our stores, which constitutes approximately 97% of our Net sales revenue. We continue to evaluate other revenue streams, such as ecommerce sales and shipping revenue, and there may be a slight change in the timing of when such revenue is recognized.

This guidance was deferred by ASU No. 2015-14, issued by the FASB in August 2015, and is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016. We are currently evaluating the effect the adoption of these ASUs may have on our financial condition, results of operations or cash flows and will adopt these ASUs, including all related new disclosures, beginning in the first quarter of fiscal 2018.

2. Shareholders’ Equity

Dividends

During the 26 weeks ended July 29, 2017, we paid a quarterly dividend of $0.075 per common share on April 14, 2017. During the 26 weeks ended July 30, 2016, we paid two quarterly dividends of $0.075 per common share on April 15, 2016 and July 15, 2016.

Stock Repurchase Plan

During the 13 weeks ended July 29, 2017, we repurchased 6,733 shares of our common stock at a total cost of less than $0.1 million. During the 13 weeks ended July 30, 2016, we repurchased 7,376 shares of our common stock at a total cost of approximately $0.1 million. During the 26 weeks ended July 29, 2017, we repurchased 63,486 shares of our common stock at a total cost of approximately $0.2 million. During the 26 weeks ended July 30, 2016, we repurchased 150,658 shares of our common stock at a total cost of approximately $1.0 million. Stock repurchases were for tax withholding amounts due on employee stock awards and during the first half of 2017 and 2016 included no shares purchased on the open market under our previously authorized stock repurchase plan. As of July 29, 2017, there are 433,044 shares that can be repurchased pursuant to the Board of Directors’ current authorization.

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

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Basic:
Net (loss) income	$(12,993)	$3,007	$(9,293)	$16,318
Income allocated to participating securities	-	5	2	36

Net (loss) income available to common shareholders	$(12,993)	$3,002	$(9,295)	$16,282

Basic weighted-average shares outstanding	46,264	45,719	46,214	45,657

Basic (loss) earnings per common share	$(0.28)	$0.07	$(0.20)	$0.36

Diluted:
Net (loss) income	$(12,993)	$3,007	$(9,293)	$16,318
Income allocated to diluted participating securities	-	5	2	35

Net (loss) income available to common shareholders	$(12,993)	$3,002	$(9,295)	$16,283

Basic weighted-average shares outstanding	46,264	45,719	46,214	45,657
Incremental shares from share-based compensation plans	-	836	-	758

Diluted weighted-average shares outstanding	46,264	46,555	46,214	46,415

Diluted (loss) earnings per common share	$(0.28)	$0.06	$(0.20)	$0.35

Options to acquire shares totaling approximately 4.4 million and 2.5 million shares of common stock that were outstanding during the 13 weeks ended July 29, 2017 and July 30, 2016, respectively, were not included in the computation of diluted earnings per common share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. Options to acquire shares totaling approximately 3.9 million and 1.9 million shares of common stock that were outstanding during the 26 weeks ended July 29, 2017 and July 30, 2016, respectively, were not included in the computation of diluted earnings per common share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive.

4. Commitments and Contingencies

We are involved in various routine legal proceedings incidental to the conduct of our business. During the 13 weeks ended July 29, 2017 we did not accrue for any actual or anticipated legal settlements. During the 13 weeks ended July 30, 2016, we accrued $0.4 million for actual and anticipated legal settlements. During the 26 weeks ended July 29, 2017 we did not accrue for any actual or anticipated legal settlements. During the 26 weeks ended July 30, 2016, we accrued $1.8 million for actual and anticipated legal settlements. While some of these matters could be material to our results of operations or cash flows for any particular period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our overall financial condition.

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

Financial Overview for the 13 and 26 weeks ended July 29, 2017

●

Net sales were $311.0 million for the 13 weeks ended July 29, 2017 compared to $319.8 million for the 13 weeks ended July 30, 2016, and $648.4 million for the 26 weeks ended July 29, 2017 compared to $675.5 million for the 26 weeks ended July 30, 2016.

●

Comparable store sales for the 13 weeks ended July 29, 2017 decreased 5.0 percent compared to the 13 weeks ended July 30, 2016, and for the 26 weeks ended July 29, 2017 decreased 6.4 percent compared to the 26 weeks ended July 30, 2016.

●

Net loss for the 13 weeks ended July 29, 2017 was $13.0 million, or $0.28 per diluted share, compared to net income of $3.0 million, or $0.06 per diluted share, during the 13 weeks ended July 30, 2016.

●

Net loss for the 26 weeks ended July 29, 2017 was $9.3 million, or $0.20 per diluted share, compared to net income of $16.3 million, or $0.35 per diluted share, during the 26 weeks ended July 30, 2016.

●	We had $170.6 million, $181.8 million and $167.4 million of direct borrowings on our Credit Facilities as of July 29, 2017, January 28, 2017 and July 30, 2016, respectively.

Stores

The following table sets forth the stores activity for the 13 and 26 weeks ended July 29, 2017 and July 30, 2016:

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Stores at beginning of period	292	283	290	278
Stores opened during the period	-	-	5	5
Stores closed during the period	-	-	(3)	-

Stores at the end of period	292	283	292	283

Results of Operations

The following table sets forth each line item of our Condensed Consolidated Statements of Income expressed as a percentage of net sales (1):

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	79.2%	72.0%	75.3%	70.6%

Gross profit	20.8%	28.0%	24.7%	29.4%
Selling, general and administrative expenses	27.7%	26.2%	26.5%	25.2%

Operating (loss) income	-6.9%	1.8%	-1.8%	4.2%
Interest expense, net	0.4%	0.3%	0.4%	0.3%

(Loss) income before income taxes	-7.3%	1.5%	-2.1%	3.9%
Income tax (benefit) expense	-3.1%	0.5%	-0.7%	1.5%

Net (loss) income	-4.2%	0.9%	-1.4%	2.4%

(1)	Table may not foot, due to rounding.

13 and 26 Weeks Ended July 29, 2017, Compared to the 13 and 26 Weeks Ended July 30, 2016 (tables presented in thousands):

Net Sales

	13 Weeks Ended	13 Weeks Ended		26 Weeks Ended	26 Weeks Ended
	July 29, 2017	July 30, 2016	(Decrease)	July 29, 2017	July 30, 2016	(Decrease)

Net sales	$311,036	$319,761	$(8,725)	$648,371	$675,473	$(27,102)
Sales percent change:
Total net sales			(2.7)%			(4.0)%
Comparable store sales			(5.0)%			(6.4)%

The 5.0 percent and 6.4 percent decreases in comparable stores sales for the 13 and 26 weeks ended July 29, 2017, respectively, were both driven by decreases in the number of transactions, which was driven by lower traffic. Also contributing to the decrease were slightly lower average unit retail prices, driven by higher markdowns. Units per transaction were flat. Comparable store sales reflect stores open throughout the period and prior fiscal year and include ecommerce sales. Ecommerce sales were up 41.3 percent and contributed approximately 0.8 percent increase to the comparable store sales for the 13 weeks ended July 29, 2017 and were up 39.8 percent and contributed approximately 0.7 percent increase to comparable store sales for the 26 weeks ended July 29, 2017. Comparable store sales do not include shoe department commissions.

Gross Profit

	13 Weeks Ended	13 Weeks Ended		26 Weeks Ended	26 Weeks Ended
	July 29, 2017	July 30, 2016	(Decrease)	July 29, 2017	July 30, 2016	(Decrease)

Gross profit	$64,668	$89,439	$(24,771)	$160,224	$198,331	$(38,107)
Percentage of net sales	20.8%	28.0%	(7.2)%	24.7%	29.4%	(4.7)%

The Gross profit decreases for the 13 and 26 weeks ended July 29, 2017 were both primarily due to higher markdowns taken to manage our inventories and furthered by higher occupancy cost that negatively leveraged on lower sales.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended	13 Weeks Ended		26 Weeks Ended	26 Weeks Ended
	July 29, 2017	July 30, 2016	Increase	July 29, 2017	July 30, 2016	Increase

Selling, general and administrative expenses	$86,201	$83,840	$2,361	$171,695	$170,314	$1,381
Percentage of net sales	27.7%	26.2%	1.5%	26.5%	25.2%	1.3%

The SG&A increases for the 13 and 26 weeks ended July 29, 2017 were both primarily the result of higher operating expenses from new stores that were mostly offset by operating savings and lower expense for legal settlements.

Interest Expense, net

	13 Weeks Ended	13 Weeks Ended		26 Weeks Ended	26 Weeks Ended
	July 29, 2017	July 30, 2016	Increase	July 29, 2017	July 30, 2016	Increase

Interest expense, net	$1,142	$883	$259	$2,281	$1,849	$432
Percentage of net sales	0.4%	0.3%	0.1%	0.4%	0.3%	0.1%

The increase in interest expense was due to increases in the London Interbank Offer Rate, which raised our overall interest rates.

Income Taxes

	13 Weeks Ended	13 Weeks Ended	(Decrease)	26 Weeks Ended	26 Weeks Ended
	July 29, 2017	July 30, 2016	Increase	July 29, 2017	July 30, 2016	(Decrease)

Income tax (benefit) expense	$(9,682)	$1,709	$(11,391)	$(4,459)	$9,850	$(14,309)
Effective tax rate	42.7%	36.2%	6.5%	32.4%	37.6%	(5.2)%

Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns, adjusted for the impact of permanent differences. For the 2017 periods, our pre-tax losses caused our taxes to be a benefit. This causes our net favorable permanent items to decrease the Effective tax rate. Additionally, the decrease in the Effective tax rate for the 26 weeks ended July 29, 2017 was primarily driven by the adoption of ASU 2016-09, which resulted in $1.2 million income tax expense which offset our current Income tax benefit. This amount was previously carried within equity on the Condensed Consolidated Balance Sheets. Excluding the effect of recent adoption of ASU 2016-09, our effective tax rate for the 26 weeks ended July 29, 2017, would have been 41 percent. The increase in the effective tax rate for the 13 weeks ended July 29, 2017 was primarily driven by the Net loss of $13 million for the 13 weeks ended July 29, 2017 compared to the Net Income of $3.7 million for the 13 weeks ended April 29, 2017.

Liquidity and Capital Resources

Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and our $250 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank (the “Credit Agreement”). We also have a secured $25 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan” and, together with the Credit Agreement, the “Credit Facilities”). Working capital is used to support store inventories and capital investments for system improvements, fund new store openings, maintain existing stores, make debt service payments and repurchase shares of our common stock. Historically, our investments in working capital are lowest in August and September, after our heavy spring selling season, and in February after the holiday selling season. Investments in working capital are highest in April, October and November as we begin procuring and paying for merchandise to support our heavy spring and holiday seasons. We believe that our cash flows from operations and our available cash and cash equivalents are sufficient to cover our liquidity requirements over the next 12 months.

On May 17, 2017, we announced that we have suspended our quarterly cash dividend and significantly reduced our planned capital expenditures (see below under “Cash Flows”). Planned capital expenditures for fiscal 2017 are approximately $24.1 million, or $20.9 million net of tenant improvements. Capital expenditures were $42.4 million, or $36.1 million net of tenant improvements, in fiscal 2016.

As of July 29, 2017, we had cash and cash equivalents of $10.6 million and $170.6 million in borrowings under our Credit Facilities. The total amount available for borrowings and letters of credit under our Credit Agreement is the lesser of $250 million or 100% of eligible credit card receivables and the net recovery percentage value of inventories less reserves. At July 29, 2017, in addition to outstanding borrowings under the Credit Agreement, we had $8.8 million of outstanding letters of credit.

Our Excess Availability (as defined in the Credit Agreement) was $49.5 million on July 29, 2017. If our Excess Availability is less than the greater of $20.0 million or 10% of our total availability for four consecutive business days, we are required to meet a minimum fixed charge coverage ratio. We would not have met that minimum ratio as of July 29, 2017. As a result, our ability to borrow the last $20.3 million of our availability at July 29, 2017 for more than three consecutive business days was restricted, with $29.2 million available for use without restriction as of July 29, 2017. Excess Availability was at a seasonal low in the third week of August but moved higher later in the month. In September, borrowing availability is projected to range from $50.0 to $150.0 million through the end of the year. These projections are dependent on assumptions and estimates. If actual results differ substantially then availability and liquidity could be materially different.

Our business is dependent upon the ability to purchase merchandise at competitive terms through relationships with our vendors and their factors. A significant change in vendor and factor support could limit our ability to acquire desired merchandise at competitive prices or terms in the future. Additionally, if we experience declining operating performance or liquidity challenges, vendors and their factors may seek protections against non-payment, such as accelerated payment terms. This could have an adverse effect on our operating cash flow and liquidity.

Cash Flows

	26 Weeks Ended	26 Weeks Ended	(Decrease)
Cash provided by (used in):	July 29, 2017	July 30, 2016	Increase

Operating activities	$24,943	$52,592	$(27,649)
Investing activities	(10,316)	(23,884)	13,568
Financing activities	(14,654)	(28,773)	14,119

Net decrease in cash and cash equivalents	$(27)	$(65)	$38

Net cash provided by operating activities was $24.9 million for the 26 weeks ended July 29, 2017 compared to net cash provided by operating activities of $52.6 million for the 26 weeks ended July 30, 2016. The decrease in cash provided by operating activities was mainly due to a Net loss during the 26 weeks ended July 29, 2017 compared to the 26 weeks ended July 30, 2016. Also contributing to the decrease was a one-time cash inflow during the 2016 period relating to the Synchrony Financial signing bonus we received with the new agreement entered into in February of 2016 for co-branded and private label credit cards. This is offset by an $8.1 million inflow for Income taxes received, net.

Net cash used in investing activities was primarily for capital expenditures and was $10.3 million for the 26 weeks ended July 29, 2017 compared to $23.9 million for the 26 weeks ended July 30, 2016. The decrease in capital expenditures was primarily due to lower investment in technologies, fewer remodels to existing stores and fewer tenant improvements for fiscal 2017.

Net cash used in financing activities was $14.7 million during the 26 weeks ended July 29, 2017 compared to cash used in financing activities of $28.8 million during the 26 weeks ended July 30, 2016. During the 26 weeks ended July 29, 2017, we had net repayments of debt of $11.2 million. We also paid cash dividends of $3.6 million. In addition, we repurchased 63,486 shares of common stock for $0.2 million. During the 26 weeks ended July 30, 2016, we had net repayments of debt of $22.8 million. We also paid cash dividends of $6.9 million. In addition, we repurchased 150,658 shares of common stock for $1.0 million. See Note 2 “Shareholders’ Equity” of the Notes to Condensed Consolidated Financial Statements for further discussion.

On May 17, 2017, we announced we have decided to suspend our quarterly cash dividend and significantly reduce our planned capital expenditures. Suspending the $0.075 quarterly dividend is expected to save approximately $14.0 million in cash annually, approximately $11.0 million in cash during fiscal 2017. We currently intend to use the related annual cash savings to repay indebtedness, maximize free cash flow and improve our financial position. Any future determination to declare and pay dividends will be made at the discretion of our Board of Directors, after taking into account our future earnings, cash flows, financial condition, capital requirements and other factors that the Board may deem relevant.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 “Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements.

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

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K/A for the year ended January 28, 2017. There were no material changes to our market risk during the quarter ended July 29, 2017.

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

We have taken steps to remediate this material weakness, including implementing new policies and procedures to enhance our risk assessment process to effectively design and implement control activities that verify the completeness and accuracy of data in reports that support management review controls. We have also re-performed procedures over our key reports, including retesting the completeness and accuracy of these key reports.

We believe that these remediation measures have strengthened our internal control over financial reporting. As we are still assessing the design and operating effectiveness of our internal controls and procedures, the identified material weakness has not been fully remediated as of July 29, 2017. We will continue to monitor the effectiveness of our internal control over financial reporting and confirm that the material weakness has been remediated though our annual assessment of internal control over financial reporting for the fiscal year ending February 3, 2018.

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

We assessed the effect of the material weakness on these Condensed Consolidated Financial Statements to ensure they were prepared in accordance with GAAP and present fairly the consolidated financial position, financial results of operation and cash flows as of and for the six months ended July 29, 2017. Based on these additional procedures and assessment, we concluded that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K/A for the year ended January 28, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended July 29, 2017:

			Total number of	Maximum number
	Total	Average	shares purchased	of shares that may
	number	price	as part of publicly	yet be purchased
	of shares	paid per	announced plans	under the plans or
Period	purchased	share	or programs (1)	programs (1)
April 30, 2017 - May 27, 2017	3,540	$2.24	3,540	436,237
May 28, 2017 - July 1, 2017	3,007	1.58	3,007	433,230
July 2, 2017 - July 29, 2017	186	1.35	186	433,044
Total	6,733	$1.92	6,733	433,044

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	Amended Employment Agreement between Stein Mart, Inc. and D. Hunt Hawkins, dated August 1, 2017 incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 2, 2017.
10.2	Amended Employment Agreement between Stein Mart, Inc. and Gregory W. Kleffner, dated August 1, 2017 incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 2, 2017.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101

Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: September 1, 2017	By:	/s/ D. Hunt Hawkins
D. Hunt Hawkins
Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer