Form 10-Q
period 2017-10-28
STEIN MART INC
filed 2017-11-29
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

or

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

The number of shares outstanding of the Registrant’s common stock as of November 28, 2017, was 47,952,360.

Stein Mart, Inc.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share data)

	October 28, 2017	January 28, 2017	October 29, 2016
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,230	$10,604	$13,968
Inventories	311,255	291,110	383,932
Prepaid expenses and other current assets	31,371	30,249	29,980
Total current assets	355,856	331,963	427,880
Property and equipment, net of accumulated depreciation and amortization of $236,623, $218,304 and $212,689, respectively	159,006	165,542	172,771
Other assets	30,192	30,344	29,831
Total assets	$545,054	$527,849	$630,482
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179,666	$114,419	$208,161
Current portion of long-term debt	3,333	10,000	10,000
Accrued expenses and other current liabilities	78,595	72,772	77,076
Total current liabilities	261,594	197,191	295,237
Long-term debt, net of current portion	147,472	171,792	169,681
Deferred rent	41,592	41,774	42,266
Other liabilities	47,219	46,832	45,401
Total liabilities	497,877	457,589	552,585
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock - $.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-	-
Common stock - $.01 par value; 100,000,000 shares authorized; 47,867,630, 47,018,942 and 46,919,426 shares issued and outstanding, respectively	479	470	469
Additional paid-in capital	54,528	50,241	49,497
Retained (deficit) earnings	(7,552)	19,853	28,196
Accumulated other comprehensive loss	(278)	(304)	(265)
Total shareholders’ equity	47,177	70,260	77,897
Total liabilities and shareholders’ equity	$545,054	$527,849	$630,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

Net sales	$285,395	$299,527	$933,766	$975,000

Cost of merchandise sold	217,126	226,816	705,273	703,958

Gross profit	68,269	72,711	228,493	271,042

Selling, general and administrative expenses	92,158	89,034	263,853	259,348

Operating (loss) income	(23,889)	(16,323)	(35,360)	11,694

Interest expense, net	1,156	949	3,437	2,798

(Loss) income before income taxes	(25,045)	(17,272)	(38,797)	8,896

Income tax (benefit) expense	(10,429)	(6,262)	(14,888)	3,588

Net (loss) income	$(14,616)	$(11,010)	$(23,909)	$5,308

Net (loss) earnings per common share:

Basic	$(0.31)	$(0.24)	$(0.52)	$0.12

Diluted	$(0.31)	$(0.24)	$(0.52)	$0.11

Weighted-average shares outstanding:

Basic	46,447	45,845	46,292	45,720

Diluted	46,447	45,845	46,292	46,599

Dividends declared per common share	$-	$0.075	$0.075	$0.225

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net (loss) income	$(14,616)	$(11,010)	$(23,909)	$5,308

Other comprehensive income, net of tax:

Amounts reclassified from accumulated other comprehensive loss	9	4	26	14

Comprehensive (loss) income	$(14,607)	$(11,006)	$(23,883)	$5,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	39 Weeks Ended	39 Weeks Ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities:

Net (loss) income	$(23,909)	$5,308

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	24,254	23,636

Share-based compensation	4,194	6,306

Store closing charges	97	25

Impairment of property and other assets	640	277

Loss on disposal of property and equipment	287	14

Deferred income taxes	1,900	520

Tax expense from equity issuances	-	(187)

Excess tax benefits from share-based compensation	-	(31)

Changes in assets and liabilities:

Inventories	(20,145)	(90,324)

Prepaid expenses and other current assets	(1,122)	(11,581)

Other assets	(820)	(831)

Accounts payable	65,298	102,469

Accrued expenses and other current liabilities	4,696	6,812

Other liabilities	(2,566)	14,764

Net cash provided by operating activities	52,804	57,177

Cash flows from investing activities:

Net acquisition of property and equipment	(17,168)	(35,026)

Proceeds from cancelled corporate owned life insurance policies	1,504	246

Net cash used in investing activities	(15,664)	(34,780)

Cash flows from financing activities:

Proceeds from borrowings	290,169	292,183

Repayments of debt	(321,187)	(302,683)

Cash dividends paid	(3,597)	(10,378)

Capital lease payments	(1)	-

Excess tax benefits from share-based compensation	-	31

Proceeds from exercise of stock options and other	328	1,715

Repurchase of common stock	(226)	(1,127)

Net cash used in financing activities	(34,514)	(20,259)

Net increase in cash and cash equivalents	2,626	2,138

Cash and cash equivalents at beginning of year	10,604	11,830

Cash and cash equivalents at end of period	$13,230	$13,968

Supplemental disclosures of cash flow information:

Income taxes (received) paid	$(18,103)	$11,818

Interest paid	3,340	2,715

Accruals and accounts payable for capital expenditures	2,479	2,866

Property and equipment acquired through capital lease	826	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair presentation have been included. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. These Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended January 28, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 18, 2017.

As used herein, the terms “we,” “our,” “us” and “Stein Mart” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Certain reclassifications have been made in the Condensed Consolidated Statements of Cash Flows (Unaudited) during the 39 weeks ended October 29, 2016, to conform to the 2017 presentation.

Correction of an Immaterial Error

During the fourth quarter of fiscal 2016, we identified an immaterial prior period error in our lower-of-cost-or-market adjustment for aged inventory. The immaterial error was corrected with a charge during the fourth quarter of fiscal 2016 resulting in an out-of-period increase in Cost of merchandise sold. The effect of this immaterial error on the 13 and 39 weeks ended October 29, 2016 would have been an increase of $0.2 million to Cost of merchandise sold, a decrease of $0.1 million in net income and an increase of $0.7 million to Cost of merchandise sold and a decrease of $0.4 million in net income, respectively.

Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows (in thousands):

	October 28, 2017	January 28, 2017	October 29, 2016
Compensation and employee benefits	$7,944	$11,016	$7,701
Unredeemed gift and merchandise return cards	8,777	11,954	8,180
Property taxes	17,364	14,274	15,000
Accrued vacation	7,715	7,715	7,306
Other	36,795	27,813	38,889
Accrued expenses and other current liabilities	$78,595	$72,772	$77,076

Capital Leases

In October 2017, Stein Mart entered into a three-year capital lease agreement for networking and telephone equipment. The capital lease agreement carries a bargain purchase option for the equipment. The leased networking equipment has a useful life of three years and the telephone equipment has a useful life of five years; the equipment will be depreciated on a straight-line basis over the respective periods. The leased equipment was recorded at fair value as this amount was less than the present value of the minimum lease payments, which was $0.8 million.

The gross value of assets subject to capital leases was $0.8 million as of October 28, 2017, and is included in Property and equipment, net on the Condensed Consolidated Balance Sheets (Unaudited). The remaining capital lease obligation of $0.8 million as of October 28, 2017, is split between Accrued expenses and other current liabilities for the short-term portion and Other liabilities for the long-term portion on the Condensed Consolidated Balance Sheets (Unaudited).

Hurricanes Harvey and Irma

During the third quarter of 2017, hurricanes Harvey and Irma made landfall in Texas and Florida, respectively. We operate 44 stores in Texas and 46 stores in Florida and approximately half of these locations were closed for multiple days or had reduced hours of operation. We have recognized a loss of approximately $1.4 million in hurricane-related expenses, mainly related to damaged inventory. We have also received $0.5 million in insurance recoveries during the period. We continue to work with our insurers on our claims and will recover additional amounts for our losses related to the hurricanes. Those recoveries will be recorded when they are received.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-04, Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in practice of accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted. We plan to adopt this ASU in fiscal year 2018 and do not expect the adoption to have a material effect on our financial condition, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases, and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities, to be reflected on the lessee’s balance sheet; and expanding and adding to the required disclosures for lessees. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. We are in the process of evaluating our lease portfolio and identifying what additional data will be needed to comply with the new standard. We have identified a software application suited to track and account for leases under the new standard. We plan to adopt ASU 2016-02 in fiscal year 2019 and are currently evaluating the overall effect the adoption of this ASU will have on our financial condition, results of operations and cash flows. We currently believe the adoption of this ASU will have a significant effect on our Consolidated Balance Sheets due to the addition of our applicable leased assets and related liabilities. We do not believe the adoption of this ASU will have a significant effect on our results of operations as the depreciation and interest under the new standard will approximate our rent expense as it is currently being recorded.

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

We have completed an initial scoping analysis of the effect of the standards to identify the revenue streams that may be affected by this ASU. In our ongoing evaluation of this ASU, we have determined that the new standard will primarily apply to the following areas of our business: point of sale transactions, ecommerce, consignment, drop ship, shipping and handling, credit card income, gift card breakage and loyalty programs. We expect the adoption will not change the timing or amount of revenue recognized as it relates to revenue from point of sale at the registers in our stores, which constitutes approximately 97% of our Net sales revenue. We continue to evaluate other revenue streams, such as ecommerce sales and shipping revenue, and there may be a slight change in the timing of when such revenue is recognized.

This guidance was deferred by ASU No. 2015-14, issued by the FASB in August 2015, and is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016. While do not expect this change, if any, to have a material effect, we are currently evaluating the effect the adoption of these ASUs may have on our financial condition, results of operations and cash flows, as well as our preferred method of adoption. We will adopt these ASUs, including all related new disclosures, beginning in the first quarter of fiscal 2018.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

2. Shareholders’ Equity

Dividends

During the 39 weeks ended October 28, 2017, we paid a quarterly dividend of $0.075 per common share on April 14, 2017. During the 39 weeks ended October 29, 2016, we paid three quarterly dividends of $0.075 per common share on April 15, 2016, July 15, 2016 and October 14, 2016.

Stock Repurchase Plan

During the 13 weeks ended October 28, 2017, we repurchased 5,636 shares of our common stock at a total cost of less than $0.1 million. During the 13 weeks ended October 29, 2016, we repurchased 15,999 shares of our common stock at a total cost of approximately $0.1 million. During the 39 weeks ended October 28, 2017, we repurchased 69,122 shares of our common stock at a total cost of approximately $0.2 million. During the 39 weeks ended October 29, 2016, we repurchased 166,657 shares of our common stock at a total cost of approximately $1.1 million. Stock repurchases were for tax withholding amounts due on employee stock awards and during 2017 and 2016, included no shares purchased on the open market under our previously authorized stock repurchase plan. As of October 28, 2017, there are 427,408 shares that can be repurchased pursuant to the Board of Directors’ current authorization.

3. Earnings per Share

Our restricted stock awards granted in 2013 contain non-forfeitable rights to dividends and, as such, are considered participating securities. Participating securities are to be included in the calculation of earnings per share under the two-class method. In applying the two-class method, income is allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period.

The following table sets forth the calculation of basic and diluted (loss) earnings per common share (in thousands, except per share data):

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended

	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Basic:
Net (loss) income	$(14,616)	$(11,010)	$(23,909)	$5,308
Income allocated to participating securities	-	18	2	22
Net (loss) income available to common shareholders	$(14,616)	$(11,028)	$(23,911)	$5,286
Basic weighted-average shares outstanding	46,447	45,845	46,292	45,720
Basic (loss) earnings per common share	$(0.31)	$(0.24)	$(0.52)	$0.12

Diluted:
Net (loss) income	$(14,616)	$(11,010)	$(23,909)	$5,308
Income allocated to diluted participating securities	-	18	2	22
Net (loss) income available to common shareholders	$(14,616)	$(11,028)	$(23,911)	$5,286

Basic weighted-average shares outstanding	46,447	45,845	46,292	45,720
Incremental shares from share-based compensation plans	-	-	-	879
Diluted weighted-average shares outstanding	46,447	45,845	46,292	46,599
Diluted (loss) earnings per common share	$(0.31)	$(0.24)	$(0.52)	$0.11

Options to acquire shares and performance share awards totaling approximately 2.9 million and 1.4 million shares of common stock that were outstanding during the 13 weeks ended October 28, 2017 and October 29, 2016, respectively, were not included in the computation of diluted (loss) earnings per common share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. Options to acquire shares and performance share awards totaling approximately 2.9 million and 2.1 million shares of common stock that were outstanding during the 39 weeks ended October 28, 2017 and October 29, 2016, respectively, were not included in the computation of diluted (loss) earnings per common share. Options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. For periods of net loss, basic and diluted EPS are the same, as the assumed conversion of stock options and performance awards are anti-dilutive.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

4. Commitments and Contingencies

We are involved in various routine legal proceedings incidental to the conduct of our business. During the 13 weeks ended October 28, 2017, we did not accrue for any actual or anticipated legal settlements. During the 13 weeks ended October 29, 2016, we accrued less than $0.1 million for actual and anticipated legal settlements. During the 39 weeks ended October 28, 2017 we did not accrue for any actual or anticipated legal settlements. During the 39 weeks ended October 29, 2016, we accrued $1.9 million for actual and anticipated legal settlements. While some of these matters could be material to our results of operations or cash flows for any particular period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our overall financial condition.

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

Overview

We are a national specialty and off-price retailer offering designer and name-brand fashion apparel, home décor, accessories and shoes at everyday low prices. We currently operate 293 stores across 31 states.

Financial Overview for the 13 and 39 weeks ended October 28, 2017

●

Net sales were $285.4 million for the 13 weeks ended October 28, 2017, compared to $299.5 million for the 13 weeks ended October 29, 2016, and $933.8 million for the 39 weeks ended October 28, 2017, compared to $975.0 million for the 39 weeks ended October 29, 2016.

●

Comparable store sales for the 13 weeks ended October 28, 2017, decreased 6.9 percent compared to the 13 weeks ended October 29, 2016, and for the 39 weeks ended October 28, 2017, decreased 6.5 percent compared to the 39 weeks ended October 29, 2016.

●

Net loss for the 13 weeks ended October 28, 2017, was $14.6 million, or $0.31 per diluted share, compared to net loss of $11.0 million, or $0.24 per diluted share, during the 13 weeks ended October 29, 2016.

●

Net loss for the 39 weeks ended October 28, 2017, was $23.9 million, or $0.52 per diluted share, compared to net income of $5.3 million, or $0.11 per diluted share, during the 39 weeks ended October 29, 2016.

●	We had $150.8 million, $181.8 million and $179.7 million of direct borrowings on our Credit Facilities as of October 28, 2017, January 28, 2017, and October 29, 2016, respectively.

Stores

The following table sets forth the stores activity for the 13 and 39 weeks ended October 28, 2017 and October 29, 2016:

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended

	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Stores at beginning of period	292	283	290	278
Stores opened during the period	4	8	9	13
Stores closed during the period	(3)	(1)	(6)	(1)
Stores at the end of period	293	290	293	290

Inventories

Inventory levels were $311.3 million as of October 28, 2017, compared to $383.9 million as of October 29, 2016. Average inventories per store as of October 28, 2017, decreased approximately 20.4% from average inventories per store as of October 29, 2016. We have intentionally operated with lower inventory levels during 2017, mainly by purchasing inventory closer to the time of sales and purchasing more merchandise during the selling season. We anticipate inventory levels will continue to be at a substantially lower level at year-end as compared to the prior year-end.

Results of Operations

The following table sets forth each line item of our Condensed Consolidated Statements of Operations (Unaudited) expressed as a percentage of net sales (1):

	13 Weeks Ended October 28, 2017	13 Weeks Ended October 29, 2016	39 Weeks Ended October 28, 2017	39 Weeks Ended October 29, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of merchandise sold	76.1%	75.7%	75.5%	72.2%
Gross profit	23.9%	24.3%	24.5%	27.8%
Selling, general and administrative expenses	32.3%	29.7%	28.3%	26.6%
Operating (loss) income	-8.4%	-5.5%	-3.8%	1.2%
Interest expense, net	0.4%	0.3%	0.4%	0.3%
(Loss) income before income taxes	-8.8%	-5.8%	-4.2%	0.9%
Income tax (benefit) expense	-3.7%	-2.1%	-1.6%	0.4%
Net (loss) income	-5.1%	-3.7%	-2.6%	0.5%

(1)	Table may not foot, due to rounding.

13 and 39 Weeks Ended October 28, 2017, Compared to the 13 and 39 Weeks Ended October 29, 2016 (tables presented in thousands):

Net Sales

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended

	October 28, 2017	October 29, 2016	(Decrease)	October 28, 2017	October 29, 2016	(Decrease)
Net sales	$285,395	$299,527	$(14,132)	$933,766	$975,000	$(41,234)
Sales percent change:
Total net sales			(4.7)%			(4.2)%
Comparable store sales			(6.9)%			(6.5)%

The 6.9 percent and 6.5 percent decrease in comparable stores sales for the 13 and 39 weeks ended October 28, 2017, respectively, were both primarily driven by decreases in the number of transactions, which was driven by lower traffic. Approximately one-third of the chain was directly affected by closures or reduced hours as a result of hurricanes Harvey and Irma during the 13 weeks ended October 28, 2017. Comparable store sales reflect stores open throughout the period and prior fiscal year and include ecommerce sales. Ecommerce sales were up 24.7 percent and contributed approximately 0.6 percent increase to the comparable store sales for the 13 weeks ended October 28, 2017 and were up 34.5 percent and contributed approximately 0.7 percent increase to comparable store sales for the 39 weeks ended October 28, 2017. Comparable store sales do not include shoe department commissions.

Gross Profit

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended

	October 28, 2017	October 29, 2016	(Decrease)	October 28, 2017	October 29, 2016	(Decrease)
Gross profit	$68,269	$72,711	$(4,442)	$228,493	$271,042	$(42,549)
Percentage of net sales	23.9%	24.3%	(0.4)%	24.5%	27.8%	(3.3)%

The gross profit decreases for the 13 weeks ended October 28, 2017, were primarily due to higher occupancy costs on lower sales volumes. The gross profit decreases for the 39 weeks ended October 28, 2017, were primarily due to higher markdowns taken to manage our inventories and furthered by higher occupancy cost that negatively leveraged on lower sales.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended

	October 28, 2017	October 29, 2016	Increase	October 28, 2017	October 29, 2016	Increase
Selling, general and administrative expenses	$92,158	$89,034	$3,124	$263,853	$259,348	$4,505
Percentage of net sales	32.3%	29.7%	2.6%	28.3%	26.6%	1.7%

The SG&A increases for the 13 weeks ended October 28, 2017 were primarily the result of higher operating expenses from new stores, higher advertising expense to support our new campaign, increased consulting and severance expenses associated with our recently announced cost reductions and hurricane-related expenses, which were partially offset by insurance recoveries received during the period. We continue to work with our insurers on our claims and will recover additional amounts for our losses related to the hurricanes, which are primarily related to damaged inventory. Those recoveries will be recorded when they are received. See Note 1 “Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion of the effects of hurricanes Harvey and Irma. The SG&A increase for the 39 weeks ended October 28, 2017, is primarily the result of higher operating expenses from new stores that were mostly offset by operating savings and lower expense for legal settlements.

Interest Expense, net

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended

	October 28, 2017	October 29, 2016	Increase	October 28, 2017	October 29, 2016	Increase
Interest expense, net	$1,156	$949	$207	$3,437	$2,798	$639
Precentage of net sales	0.4%	0.3%	0.1%	0.4%	0.3%	0.1%

The increases in interest expense for the 13 and 39 weeks ended October 28, 2017, are both due to increases in the London Interbank Offered Rate, which raised our overall interest rates.

Income Taxes

	13 Weeks Ended	13 Weeks Ended	(Decrease)	39 Weeks Ended	39 Weeks Ended

	October 28, 2017	October 29, 2016	Increase	October 28, 2017	October 29, 2016	(Decrease)
Income tax (benefit) expense	$(10,429)	$(6,262)	$(4,167)	$(14,888)	$3,588	$(18,476)
Effective tax rate	41.6%	36.3%	5.3%	38.4%	40.3%	(1.9)%

Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns, adjusted for the effect of permanent differences. During the 2017 periods, our pre-tax losses caused our taxes to be a benefit. The increase in the effective tax rate for the 13 weeks ended October 28, 2017, was primarily driven by the effect of our net favorable permanent items on the pre-tax net loss of $25.0 million for the 13 weeks ended October 28, 2017 compared to the effect of our net favorable permanent items on our pre-tax net loss of $17.3 million for the 13 weeks ended October 29, 2016. The decrease in the effective tax rate for the 39 weeks ended October 28, 2017, was primarily driven by the adoption of ASU 2016-09, which resulted in $1.2 million additional income tax expense, partially offset by the effect of our net favorable permanent items. This amount was previously carried within equity on the Condensed Consolidated Balance Sheets (Unaudited). Excluding the effect of the recent adoption of ASU 2016-09, our effective tax rate for the 39 weeks ended October 28, 2017, would have been 41.7 percent.

Liquidity and Capital Resources

Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and our $250 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank (the “Credit Agreement”). We also have a secured $25 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan” and, together with the Credit Agreement, the “Credit Facilities”). Working capital is used to support store inventories and capital investments for system improvements, fund new store openings, maintain existing stores, make debt service payments and repurchase shares of our common stock. Historically, our investments in working capital are lowest in August and September, after our heavy spring selling season, and in February, after the holiday selling season. Investments in working capital are highest in April, October and November as we begin procuring and paying for merchandise to support our heavy spring and holiday seasons. We believe that our cash flows from operations and our available cash and cash equivalents are sufficient to cover our liquidity requirements over the next 12 months.

On May 17, 2017, we announced we suspended our quarterly cash dividend and significantly reduced our planned capital expenditures (see below under “Cash Flows”). Planned capital expenditures for fiscal 2017 are approximately $20.4 million, or $17.6 million net of tenant improvement allowances. Capital expenditures were $42.4 million, or $36.1 million net of tenant improvement allowances, in fiscal 2016.

As of October 28, 2017, we had cash and cash equivalents of $13.2 million and $150.8 million in borrowings under our Credit Facilities. The total amount available for borrowings and letters of credit under our Credit Agreement is the lesser of $250 million or 100% of eligible credit card receivables and the net recovery percentage value of inventories less reserves. At October 28, 2017, in addition to outstanding borrowings under the Credit Agreement, we had $7.9 million of outstanding letters of credit. Our Excess Availability (as defined in the Credit Agreement) was $94.6 million at October 28, 2017. We currently do not meet the Fixed Charge Coverage Ratio set forth in the Credit Agreement, as a result, our ability to borrow $25.0 million of this Excess Availability is subject to significant restrictions.

Our business is dependent upon the ability to purchase merchandise at competitive terms through relationships with our vendors and their factors. A significant change in vendor and factor support could limit our ability to acquire desired merchandise at competitive prices or terms in the future. Additionally, if we experience declining operating performance or liquidity challenges, vendors and their factors may seek protection against non-payment, such as accelerated payment terms. This could have an adverse effect on our operating cash flow and liquidity.

Cash Flows

	39 Weeks Ended	39 Weeks Ended
Cash provided by (used in):	October 28, 2017	October 29, 2016	$ Change
Operating activities	$52,804	$57,177	$(4,373)
Investing activities	(15,664)	(34,780)	19,116
Financing activities	(34,514)	(20,259)	(14,255)
Net increase in cash and cash equivalents	$2,626	$2,138	$488

Net cash provided by operating activities was $52.8 million for the 39 weeks ended October 28, 2017 compared to net cash provided by operating activities of $57.2 million for the 39 weeks ended October 29, 2016. The decrease in cash provided by operating activities was mainly due to a Net loss during the 39 weeks ended October 28, 2017 compared to the 39 weeks ended October 29, 2016. Also contributing to the decrease was a one-time cash inflow during the 2016 period relating to the Synchrony Financial signing bonus we received with the new agreement entered into in February of 2016 for co-branded and private label credit cards. This is partially offset by lower planned inventory levels, which also results in lower payables to vendors, and an inflow for Income taxes received, net.

Net cash used in investing activities was primarily for capital expenditures and was $15.7 million for the 39 weeks ended October 28, 2017 compared to $34.8 million for the 39 weeks ended October 29, 2016. The decrease in capital expenditures was primarily due to lower investment in technologies, fewer remodels to existing stores and fewer tenant improvements for fiscal 2017. Non-cash investing activities were $0.8 million for equipment purchased with a capital lease during the 13 weeks ended October 28, 2017.

Net cash used in financing activities was $34.5 million during the 39 weeks ended October 28, 2017 compared to cash used in financing activities of $20.3 million during the 39 weeks ended October 29, 2016. During the 39 weeks ended October 28, 2017, we had net repayments of debt of $31.0 million. We paid cash dividends of $3.6 million. In addition, we repurchased 69,122 shares of common stock for $0.2 million. We also received $0.3 million from our Employee Share Purchase Plan. During the 39 weeks ended October 29, 2016, we had net repayments of debt of $10.5 million. We also paid cash dividends of $10.4 million. In addition, we repurchased 166,657 shares of common stock for $1.1 million. We also received $1.7 million from our Employee Share Purchase Plan. See Note 2 “Shareholders’ Equity” of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

On May 17, 2017, we announced we suspended our quarterly cash dividend and significantly reduced our planned capital expenditures. Suspending the $0.075 quarterly dividend is expected to save approximately $14.0 million in cash annually and approximately $11.0 million in cash during fiscal 2017. We are using the related annual cash savings to repay indebtedness, maximize free cash flow and improve our financial position. Any future determination to declare and pay dividends will be made at the discretion of our Board of Directors, after taking into account our future earnings, cash flows, financial condition, capital requirements and other factors that the Board may deem relevant.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 “Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements (Unaudited).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K/A for the year ended January 28, 2017. There were no material changes to our market risk during the quarter ended October 28, 2017.

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

As previously disclosed in our 2016 Annual Report on Form 10-K/A, we identified a material weakness in the design and effectiveness in the operation of our controls that are intended to ensure that the data contained in a report used by management to review the lower-of-cost-or-market adjustment for our aged inventory was complete and accurate. As a result of this material weakness, a reasonable possibility exists that a material misstatement in inventory in our annual or interim financial statements could occur and not be prevented or detected on a timely basis.

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

We believe that these remediation measures have strengthened our internal control over financial reporting. As we are still assessing the design and operating effectiveness of our internal controls and procedures, the identified material weakness has not been fully remediated as of October 28, 2017. We will continue to monitor the effectiveness of our internal control over financial reporting and confirm that the material weakness has been remediated through our annual assessment of internal control over financial reporting for the fiscal year ending February 3, 2018.

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

We assessed the effect of the material weakness on these Condensed Consolidated Financial Statements (Unaudited) to ensure they were prepared in accordance with GAAP and present fairly the consolidated financial position, financial results of operation and cash flows as of and for the 39 weeks ended October 28, 2017. Based on these additional procedures and assessment, we concluded that the Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Except as described above in regards to the remediation process, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the discussion of legal proceedings in Note 4 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K/A for the year ended January 28, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of our common stock during the quarter ended October 28, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 30, 2017 - August 26, 2017	914	$1.28	914	432,130
August 27, 2017 - September 30, 2017	1,219	1.30	1,219	430,911
October 1, 2017 - October 28, 2017	3,503	1.19	3,503	427,408
Total	5,636	$1.23	5,636	427,408

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	Employment Agreement between Stein Mart, Inc. and Roseann McLean, dated September 20, 2017 incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 22, 2017.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: November 29, 2017	By:	/s/ D. Hunt Hawkins
D. Hunt Hawkins
Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer