Form 10-K
period 2018-02-03
STEIN MART INC
filed 2018-05-04
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 3, 2018

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 29, 2017, was $43,627,055. For purposes of this response, executive officers and directors are deemed to be affiliates of the registrant and the holdings by non-affiliates were computed as 30,941,174 shares. On April 30, 2018, the Registrant had issued and outstanding an aggregate of 47,911,922 shares of its common stock.

Documents Incorporated By Reference

Portions of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference in Part III.

STEIN MART, INC.

This Annual Report on Form 10-K contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to the specific factors discussed in Part I, Item 1A under “Risk Factors” and Item 3 under “Legal Proceedings,” in Part II, Item 5 under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and Part II, Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 under “Financial Statements and Supplementary Data.” Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management concerning future developments and their potential effects upon Stein Mart, Inc. and our subsidiaries. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information, future events or otherwise. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of future performance.

PART I

ITEM 1. BUSINESS

OVERVIEW

Headquartered in Jacksonville, Florida, Stein Mart, Inc. is a national specialty off-price retailer offering designer and name-brand fashion apparel, home décor, accessories and shoes at everyday discount prices. Stein Mart provides real value that customers love every day both in stores and online. For more information, please visit www.steinmart.com. Begun in the early 1900’s as a single store in Greenville, Mississippi, Stein Mart, Inc. was organized in Mississippi in 1968 before merging into a Florida corporation in 1992. Stein Mart, Inc. operated 293 stores in 31 states and an e-commerce retail selling site as of February 3, 2018.

As used herein, the terms “we,” “our,” “us” and “Stein Mart” refer to Stein Mart, Inc., a Florida corporation, and its wholly-owned subsidiaries.

KEY STRATEGIC OBJECTIVES

Our mission is to provide current season, first-quality fashion apparel, shoes, accessories and home décor merchandise at prices comparable to off-price retail chains in a convenient, attractive and easy-to-shop location. We believe our success and future growth will depend on the consistent execution of the following:

•	Having a desirable, current season assortment of designer, brand name, exclusive and proprietary fashion apparel, accessories and home décor merchandise,

•	Sourcing a wide range of key brands and maintaining strong partnerships with the vendors representing those brands,

•	Offering every day low prices on fashion merchandise through buying methodologies and low-cost operations,

•	Attracting repeat and new customers through marketing and advertising programs,

•	Having an attractive store appearance, appealing merchandise presentation and on-demand customer service, similar to a department or specialty store,

•	Maintaining current locations in regional, community and neighborhood shopping centers serving a more affluent customer, and

•	Building and growing our e-commerce business.

TARGET CUSTOMER

Our target customer is a woman who is both style conscious and value seeking. She is typically married and college educated. She may be multi-cultural, works at least part-time in a professional position and has above-average household income.

MERCHANDISING, PURCHASING AND PRICING

Our fashion assortment is driven primarily by seasonal fashion trends and a focus on name brand and designer merchandise complemented by a select program of private label and proprietary/exclusive merchandise. During 2017, approximately nine percent of our sales were from private label or proprietary/exclusive merchandise.

Our merchants purchase products from approximately 1,100 vendors. One of our vendors accounted for approximately seven percent of our total purchases during 2017. We buy a majority of our merchandise at the same time and from many of the same manufacturers as traditional department/specialty stores, however we generally do not require the same level of front and back-end vendor concessions, such as advertising allowances, return privileges and markdown allowances, which are common and significant in the department store industry. As a result, we believe that our buyers are able to negotiate more favorable upfront pricing terms from our vendors. We also purchase merchandise opportunistically when we believe a combination of the product and the price makes it a compelling addition to our assortment. In both instances, we pass our savings on to our customers through everyday low pricing targeted to be competitive with off-price retail chains.

Our shoe department inventory is exclusively supplied and owned by DSW, Inc. or (“DSW”). DSW’s buyers determine each season’s fashion footwear assortment. We operate the shoe department and receive a percentage of net revenue in accordance with a supply agreement. Commissions from this leased department are included in Net sales reported in our Consolidated Statements of Operations.

The following table sets forth the percentage of our sales by major merchandise category, including shoe department sales, for the fiscal years indicated:

	2017	2016	2015
Women’s apparel	45%	46%	46%
Accessories	10%	10%	11%
Men’s	20%	19%	19%
Home	12%	13%	13%
Shoes	8%	8%	7%
Other	5%	4%	4%
	100%	100%	100%

LOCATIONS AND STORE APPEARANCE

On February 3, 2018, we operated 293 stores in 31 states and an e-commerce retail selling site. Our stores are located in the Northeast, Midwest, Southeast, Texas and the Southwest. We are most fully concentrated in the Southeast and Texas where 191 of our stores are located. Most locations are in neighborhood, community and regional shopping centers frequented by a more affluent customer. Our optimal co-tenants within these shopping centers cater to a similar target customer and include highly-frequented retail formats such as other apparel retailers, higher-end grocers and restaurants. All Stein Mart locations, including the corporate headquarters and distribution centers, are leased.

We selectively seek additional store locations that strengthen our portfolio in current as well as new markets. We utilize regional tenant representative brokers to help us identify potential sites for new or relocated stores. New and relocated store decisions are supported by independent sales forecasts, and are approved by a real estate committee made up of senior-level executives.

Our typical new store is approximately 32,000 gross square feet. They have a racetrack design, conveniently centralized check-out and individual dressing rooms. We display merchandise in lifestyle groupings of apparel and accessories, which we believe enables our customers to locate desired merchandise in a manner that encourages multiple purchases. We seek to create excitement in our stores through the continual flow of fashion merchandise, targeted sales promotions, store layout, merchandise presentation and the quality, value and depth of our merchandise assortment.

E-COMMERCE

We sell merchandise offerings on our website at www.steinmart.com. The website allows customers to make online purchases of many of the same products offered in our stores along with some exclusive online products. The website also provides information for customers regarding store locations, brands, products and selected sales promotion activity. Visitors to our website may apply for our credit card, sign up to be Preferred Customers, sign up for email notifications and purchase gift cards. E-commerce sales amounted to approximately 2.9 percent, 2.1 percent and 1.7 percent of our total sales in 2017, 2016 and 2015, respectively. Our e-commerce software and warehouse distribution are managed by two third-party providers and, in some cases, our vendors ship directly to customers on our behalf.

CUSTOMER SERVICE

Our stores offer many services typically found in better department or specialty stores, such as merchandise locator services, a Preferred Customer program, co-branded and private label credit card programs and electronic gift cards. Each store is staffed with a number of sales associates to provide on-demand customer service.

MARKETING

Our marketing efforts are focused on deepening our relationship with our best customers in order to increase our share of her spending as well as seeking new customers. We engage in periodic market research, including customer surveys, to identify how best to reach each of these audiences and, in consultation with our outside advertising, media planning and direct-marketing agencies, we adjust our marketing focus accordingly.

Our advertising communicates brand-name fashion at a value price. We utilize a combination of full-color newspaper inserts, direct mail, newspaper run of press advertising and email to distribute our sales promotion messages. To reach a broader audience, increase brand awareness and drive promotional events, we use both television and radio advertising. We utilize digital media, primarily paid search, paid social, affiliate marketing and display advertising to increase brand awareness and drive traffic to our e-commerce site. We also use social networking sites, including Facebook, Twitter and various blogs.

Our Preferred Customer Card Program is an important marketing tool. Preferred Customer Card Program customers receive direct mail promoting key events, members-only shopping days, birthday discounts and special email announcements. This program provides useful database information regarding customer preferences, habits and advertising receptivity. All Stein Mart Credit Card holders are members of our Preferred Customer Card Program.

STEIN MART CREDIT CARDS

Stein Mart has both co-branded MasterCard and Private Label Credit Cards (together “Stein Mart Credit Cards”) available for our customers based on credit approvals. These cards are issued by our business partner, Synchrony Financial (“Synchrony”), who bears all credit risk associated with the cards. Synchrony provides us certain direct financial benefits based on sales on the cards and other factors.

As mentioned above, Stein Mart Credit Card holders receive advance notice of sales events and special promotional offers including Extra Savings Events which occur periodically throughout the year and provide incremental savings on purchases made with the Stein Mart Credit Card during these events. Stein Mart Credit Card holders also participate in the credit card rewards program, which provides for an incentive in the form of reward certificates based on their cumulative points earned for purchases made on the Stein Mart Credit Cards.

We launched a new program in the third quarter of fiscal 2017 with improved benefits built around our new Elite Stein Mart Credit Cards, which are given to our customers who charge more than $500 on their Stein Mart Credit Cards in a year. Under the new program, all Stein Mart Credit Cards now receive points and Elite card holders will receive double points on all purchases, which accumulate until a reward certificate is earned. Elite card holders also receive free shipping on purchases made at www.steinmart.com.

The program is designed to increase customer loyalty and sales as studies have shown that store-branded card holders spend 35 percent more than non-card holders. We also believe that the enhanced program will continue to grow our Stein Mart Credit Card penetration which gives us improved economics.

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

DISTRIBUTION

Our logistics network consists of consolidation centers (“CCs”) located in the Atlanta, Los Angeles and New Jersey areas, and store distribution centers (“SDCs”) located in the Atlanta, Dallas and Los Angeles areas. Approximately 55 percent of the vendor shipments are aggregated at the CCs and then shipped to the SDCs with the remaining 45 percent moving directly from vendors to SDCs. The SDCs receive, check and prepare the merchandise to ensure it is floor ready for our stores. The SDCs are automated and virtually all of our vendors are electronic data interchange (“EDI”) capable so we are able to cross-dock a high percentage of our receipts. Store deliveries are made by contract carriers once or twice a week, depending on location and store volume. The New Jersey CC is the only facility managed by a third-party logistics provider.

EMPLOYEES

As of February 3, 2018, our workforce consisted of approximately 10,200 employees (equivalent to 5,400 40-hour employees). Each of our stores employs an average of 33 persons. The number of employees fluctuates during the year based on the particular selling season. We have no employees subject to collective bargaining agreements. We believe that our relations with our employees are generally good.

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

We face intense competition in the retail industry. We face intense competition for customers from department stores, specialty stores, regional and national off-price retail chains and internet and mail-order retailers. Many of these competitors are larger and have significantly greater financial and marketing resources than we do. In addition, many department stores and other competitors have become more promotional and have reduced their price points. Certain department stores and certain of our vendors have opened outlet stores which offer merchandise at prices that are competitive with ours. Many of our competitors have significant e-commerce sales. While we maintain an internet site, our e-commerce sales comprised approximately 2.9 percent of our total sales in 2017. If we fail to successfully compete, our profitability and results of operations could be adversely affected.

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

Our ability to sustain profitable growth is subject to our successfully implementing strategic plans. The success of our strategic plans is also dependent on the skills, experience and efforts of our management and other associates and our success with third parties. The loss of key management personnel could also negatively impact the execution of our business strategy. Additional changes may be required if we are unable to successfully implement our plans or if we adopt new strategies for the future. There is no assurance that we will be able to successfully implement these strategic initiatives or that the implementation of changes will result in the benefits or costs savings at the levels that we anticipate or at all, which may result in an adverse impact on our business and financial results.

Our advertising, marketing and promotional strategies may be ineffective. Our profitability and results of operations may be materially affected by the effectiveness and efficiency of our marketing expenditures and our ability to select the right markets and media in which to advertise. In particular, we may not be successful in our efforts to create greater awareness of our stores and promotions, identify the most effective and efficient level of spending in each market and specific media vehicle or determine the appropriate creative message and media mix for our advertising, marketing and promotional expenditures. Our planned marketing expenditures may not result in increased revenues.

We may be unable to raise additional capital, if needed, or to raise capital on favorable terms. If our existing cash, cash generated from operations, proceeds from our term loan and funds available under our revolving credit agreement were insufficient to fund our future operations, including capital expenditures, or repay debt when it becomes due, we may need to raise additional funds through public or private equity or debt financing. If unfavorable capital or credit market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms or on a timely basis, if at all. Failure to obtain capital on acceptable terms when required could have a material adverse effect on our business including an inability to fund new growth and other capital expenditures.

We may be unable to negotiate acceptable lease terms with current and potential landlords. Our growth and success depend in part on our ability to renew and enter into new leases for successful stores. There is no assurance that we will be able to re-negotiate leases at similar or satisfactory terms at the end of the lease, and we could be forced to move or exit trade areas if another favorable arrangement cannot be made. There is also no assurance that we will be able to negotiate satisfactory terms on new or replacement stores, which could have a material adverse effect on our business, financial condition and results of operations.

Underperforming stores can result in charges and expenses. If individual stores underperform to the point that their future estimated cash flows will not cover our un-depreciated fixed asset investment, we take an impairment charge. We also close certain underperforming stores, generally based on the lack of store profitability. Such closures subject us to costs, including lease termination payments and the write-down of leasehold improvements, equipment, furniture, fixtures and inventory. For early terminations, we may incur charges for asset write-downs and remain liable for future lease obligations, which could adversely affect our profitability and results of operations.

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

A lack of adequate sources of merchandise at acceptable prices may adversely affect our sales. Our business is dependent to a significant degree upon our ability to purchase fashion and brand name merchandise and to do so at acceptable wholesale prices. We continuously seek out buying opportunities and compete for these opportunities with other retailers. In the event of a further decrease in retail sales and the resulting pressure on manufacturers, the opportunities to purchase merchandise could become limited by the consolidation or demise of merchandise vendors. Our ability to obtain merchandise may also depend on manufacturers’ ability to obtain vendor financing through banks and factoring companies. To the extent they are unable to secure sufficient credit, they may not be able to sell to us at acceptable terms. Although we do not depend on any single vendor or group of vendors and believe we can successfully compete in seeking out new vendors, the loss of key vendors could make it difficult for us to acquire sufficient quantities and an appropriate mix of merchandise, and to do so at acceptable prices which could have a material adverse effect on our results of operations.

Increases in the price of merchandise could increase our costs which could negatively impact our margins. The raw materials used to manufacture our goods are subject to availability constraints and price volatility caused by high demand for fabrics, supply conditions, government regulations, trade restrictions tariffs and other unpredictable factors. Our procurement of goods and services is subject to the effects of price increases which we may or may not be able to pass through to our customers. Additionally, procurement of our merchandise is subject to increases in demand for, or the price of, raw materials, services and labor. All of these factors may affect our ability to access suitable merchandise on acceptable terms, are beyond our control and could negatively impact our results of operations.

We are dependent on certain key personnel and our ability to attract and retain qualified employees and increases in the cost of employee compensation and benefits could impact our financial results and cash flows. Our business is dependent on attracting and retaining quality employees. Many of our employees are in entry-level or part-time positions with historically high rates of turnover. We also face challenges in recruiting and retaining talent in other areas, including management, accounting and information technology for reasons such as talent availability in our geographic areas and otherwise. Our ability to meet our labor needs while controlling our labor costs, including hourly wages and costs of providing retirement, health and other employee benefits, and hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs, including health care legislation. Departures of key personnel could be viewed in a negative light by investors or analysts, which could cause a decline in the price of our common stock.

The seasonality of our business and fluctuations in sales and operating results could cause volatility in the price of our common stock. Our business is seasonal with our highest sales occurring in the first and fourth quarters, which include the spring and holiday seasons. Our annual operating results depend significantly upon sales generated during these quarters, and any factor that negatively affects these selling seasons could have a material adverse effect on our results of operations for the entire year. Comparable store sales and quarterly operating results have fluctuated in the past and are expected to continue to fluctuate in the future. Our stock price is influenced by these financial fluctuations, as well as other factors, including economic conditions, the timing of promotional events, actions of competitors, inventory management, changes in fashion trends and unseasonable weather conditions.

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

We are subject to data security risks, which could have an adverse effect on our results of operations and consumer confidence in our security measures. Our business and that of our third-party service providers employ systems and websites that allow us to process credit card transactions containing personally identifiable information (“PII”), perform online e-commerce and social media activities and store and transmit proprietary or confidential customer, employee, job applicant and other personal confidential information. Security and/or privacy breaches, acts of vandalism or terror, computer viruses, misplaced or lost data, programming, and/or human error or other similar events could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks or intrusions. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur significant and additional costs, including, but not limited to the costs to deploy additional personnel and protection technologies, training employees, engaging third-party experts and consultants and compliance costs associated with various applicable laws or industry standards regarding use and/or unauthorized disclosure of PII. As part of our normal operations, we maintain and transmit confidential information about our customers as well as proprietary information relating to our business operations. While we have implemented measures reasonably designed to prevent security breaches and cyber incidents, our systems or our third-party service providers’ systems remain subject to privacy and security incidents including attacks by unauthorized users, corruption by computer viruses or other malicious software code, emerging cybersecurity risks, inadvertent or intentional release of confidential or proprietary information, or other similar events. We may also incur significant remediation costs, including liability for stolen customer, job applicant or employee information, repairing system damage or providing credit monitoring or other benefits to affected customers, job applicants or employees. Advances in computer capabilities, new technological discoveries or other developments may result in the breach or compromise of technology used by us to protect transaction or other data. In addition, data and security breaches can also occur as a result of non-technical issues, including a breach by us or by our third-party service providers that result in the unauthorized release of personal or confidential information.

We rely on a single supplier of shoes sold by our shoe department and disruptions with that supplier could materially affect our reputation, operations or financial results. We have an agreement with DSW to be the exclusive supplier of shoes sold in our shoe departments. We rely on DSW to determine the quantity and mix of shoes to be sold, the prices at which such items are to be sold and the fulfillment and continuing supply of inventory. If DSW is unable to provide us with sufficient amounts of inventory or inventory that meets the fashion preferences of our customers or if DSW is unable to continue being our supplier of shoes, we may attract fewer customers and experience a loss in net sales, which could materially affect our reputation, operations or financial results.

We utilize the services of two third-party service providers to operate and maintain our e-commerce website and to provide order management, customer service and fulfillment support. Disruptions with these providers or in the services they provide to us could adversely affect our reputation, operations or financial results. We have contracted with a third party service provider to create, operate and host our e-commerce website. We have contracted with a second third-party service provider to provide order management, customer service and fulfillment services. We rely on the operational, privacy and security procedures and controls of these two providers to host and operate our e-commerce business. Failure of either of these providers to adequately service these aspects of our e-commerce business could result in prolonged disruption which affects our customers’ ability to utilize our website or receive the product in a timely manner. As a result, we may lose customer sales and/or experience increased costs which could affect our reputation, operations or financial results. In addition, the e-commerce operations also involve other risks which could have an effect on our results of operations including but not limited to diversion of sales from our physical stores, liability for online content, credit card fraud and risks related to the failure of the computer systems which operate the website and related support systems, any of which could have a material adverse effect on our business.

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

Failure to comply with legal and regulatory requirements may adversely impact our business and results of operations. Our business is subject to many legal and regulatory requirements, including, among others, employment, trade, healthcare, tax, securities and privacy laws and regulations. Our policies, procedures and internal controls are designed to help us comply with all applicable laws. Additional legal or regulatory requirements or more stringent interpretations of applicable requirements could increase the complexity of the regulatory environment in which we operate and the cost of compliance. Failure to comply with the various laws and regulations, as well as changes in laws and regulations could have an adverse impact on our reputation, operations or financial results.

We previously identified and have now remediated a material weakness in our internal control over financial reporting. If our remediation measures are insufficient, this may result in material misstatements in our consolidated financial statements. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. In the prior fiscal year, our management identified a material weakness in our internal control over financial reporting. We believe this material weakness has been fully addressed by the remediation measures put in place during the 2017 fiscal year. However, if our remediation measures are insufficient to address the material weakness, or if additional material weaknesses in our internal controls are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Stores

The following table sets forth our store count activity during the last three fiscal years:

	2017	2016	2015
Stores at beginning of year	290	278	270
Stores opened during the year	9	13	10
Stores closed during the year	(6)	(1)	(2)
Stores at end of year	293	290	278

As of February 3, 2018, we operated stores in the following 31 states:

State	Number of Stores	State	Number of Stores

Alabama	9	Missouri	3
Arizona	11	Nevada	4
Arkansas	3	New Jersey	4
California	26	New Mexico	1
Colorado	5	New York	3
Delaware	1	North Carolina	20
Florida	46	Ohio	11
Georgia	15	Oklahoma	4
Illinois	5	Pennsylvania	6
Indiana	7	South Carolina	11
Kansas	3	Tennessee	13
Kentucky	2	Texas	44
Louisiana	8	Utah	1
Massachusetts	1	Virginia	14
Michigan	4	Wisconsin	2
Mississippi	6

We lease all of our store locations, generally for 10 years with options to extend the lease term for two or more 5-year periods. We have the right to terminate some of these leases before the expiration date under specified circumstances and some with specified termination payments. The majority of our leases provide for fixed minimum rents, as well as contingent amounts based on a percentage of sales in excess of specified levels, however only a small number of leases result in contingent payments, which is currently immaterial. See Note 5 “Leases” of the Notes to Consolidated Financial Statements for further discussion.

As of February 3, 2018, we leased the following additional facilities:

Facility	Location	Square Feet
Distribution Center/Warehouse	Lithia Springs, Georgia	342,000
Distribution Centers:	Ontario, California	91,000
	Grand Prairie, Texas	99,000

We also lease our 109,000 square foot corporate headquarters in Jacksonville, Florida.

As of February 3, 2018, the current terms of our 293 stores (assuming we exercise all lease renewal options) were as follows:

Fiscal Years Lease Term Expire	Number of Leases Expiring
2018	2
2019-2022	13
2023-2027	71
2028-2032	72
2033 and later	135

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various routine legal proceedings incidental to the conduct of our business. While some of these matters could be material to our results of operations or cash flows for any particular period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate will have a material adverse effect on our overall financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Related Matters

Our common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “SMRT.” On April 30, 2018, there were 792 shareholders of record. The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ and our quarterly cash dividends per common share for each quarter in the years ended February 3, 2018, and January 28, 2017:

	2017			2016
	High	Low	Dividend	High	Low	Dividend
First Quarter	$3.92	$2.41	$0.075	$8.29	$6.42	$0.075
Second Quarter	2.49	1.00	-	8.74	5.61	0.075
Third Quarter	1.49	1.09	-	9.23	5.91	0.075
Fourth Quarter	1.30	0.56	-	6.93	3.53	0.075

Dividends

The declaration and payment of cash dividends is at the discretion of our Board of Directors and will be dependent upon our future earnings, cash flows, financial condition and capital requirements. There are no restrictions on our retained (deficit) earnings regarding our ability to pay cash dividends to our shareholders. On May 17, 2017, we suspended our quarterly cash dividend and we do not plan to pay dividends for the foreseeable future.

In 2017, we paid a quarterly cash dividend of $0.075 per common share on April 14, 2017. In 2016, we paid a quarterly cash dividend of $0.075 per common share on April 15, 2016, July 15, 2016, October 14, 2016, and January 13, 2017.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of shares of our common stock during the quarter ended February 3, 2018:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1) (2)
October 29, 2017 - November 25, 2017	4,860	$1.05	4,860	422,548
November 26, 2017 - December 30, 2017	6,725	2.31	6,725	415,823
December 31, 2017 - February 3, 2018	525	1.02	525	415,298
Total	12,110	$1.74	12,110	415,298

(1)

Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors. For the quarter ended February 3, 2018, all shares purchased related to withholding taxes due on the vesting of employee stock awards.

(2)	On November 30, 2015, the Board of Directors announced that it had authorized the repurchase of 500,000 shares of our common stock in addition to amounts previously authorized.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data: (Dollars in thousands, except per share and per square foot data):

	2017	2016	2015	2014	2013
Net sales	$1,318,633	$1,360,518	$1,359,901	$1,317,677	$1,263,571
Cost of merchandise sold	987,692	1,001,539	974,614	930,941	896,218
Gross profit	330,941	358,979	385,287	386,736	367,353
Selling, general and administrative expenses	362,175	355,413	343,724	342,027	326,520
Operating (loss) income	(31,234)	3,566	41,563	44,709	40,833
Interest expense, net	4,788	3,884	3,283	266	265
(Loss) Income before income taxes	(36,022)	(318)	38,280	44,443	40,568
Income tax (benefit) expense	(11,698)	(719)	14,569	17,537	15,013
Net (loss) income	$(24,324)	$401	$23,711	$26,906	$25,555
Basic (loss) income per share	$(0.52)	$0.01	$0.52	$0.60	$0.58
Diluted (loss) income per share	$(0.52)	$0.01	$0.51	$0.59	$0.57
Cash dividends paid per share	$0.075	$0.30	$5.30	$0.275	$0.15

Consolidated Operating Data:
Stores open at end of period	293	290	278	270	264
Sales per store including net shoe department (1)(2)(4)	$4,335	$4,688	$4,900	$4,911	$4,783
Sales per store including gross shoe department (1)(3)(4)	$4,649	$4,996	$5,215	$5,217	$5,085
Sales per square foot including gross shoe department (1)(3)(4)	$159	$170	$177	$177	$173
Comparable store net sales (decrease) increase (1)(4)	(6.2%)	(3.8%)	1.0%	3.3%	3.7%

Consolidated Balance Sheet Data:

Working capital	$95,647	$134,772	$136,884	$171,140	$160,958
Total assets	480,932	527,849	516,225	549,827	524,258
Long-term debt/capital leases (5)	142,387	171,792	180,150	-	-
Total shareholders’ equity	48,287	70,260	76,317	284,938	264,401

(1)	2017 is a 53-week year; all others are 52-week years. Sales per store and sales per square foot for 2017 have been adjusted to exclude the 53rd week.
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

(3)

These sales per store and sales per square foot amounts include gross shoe department sales, which are reported net in our net sales. This is a non-GAAP measure that we feel is meaningful as it shows our actual total sales per store and square foot, which we believe is useful in evaluating sales trends in a more comparable manner. The net sales per store and square foot, which is the corresponding GAAP measure is also presented. The only adjustment to the GAAP measure is to show gross sales versus net. Sales per store is calculated by dividing (a) total sales including shoe department gross sales for stores open at the end of the year, excluding stores open for less than 12 months by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot include shoe department gross sales and selling space and exclude administrative, receiving and store areas. E-commerce sales are excluded from the calculation.

(4)

Comparable store sales information for a period reflects stores open throughout that period and for the same 52-week period in the prior year and e-commerce sales, except for the year 2017. Comparable store net sales increase for 2017 compares sales for the 52 weeks ended January 27, 2018, to the 52 weeks ended January 28, 2017. Comparable store sales do not include leased department commissions.

(5)

During fiscal 2017, we entered into capital leases as discussed below under the heading “Capital Leases” in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contain forward-looking statements which involve risks and uncertainties, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth on page 2 and under Item 1A “Risk Factors” of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information, future events or otherwise. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of future performance.

Overview

We are a national specialty off-price retailer offering designer and name-brand fashion apparel, home décor, accessories and shoes at everyday discount prices. Stein Mart provides real value that customers love every day both in stores and online.

Strategic Priorities

Return to Store Sales Growth

Evolve Product Mix

During fiscal 2017, we have implemented a new buying model that combines a “good-better-best” pricing architecture with a “classic-modern-contemporary” lifestyle filter. This model allows us to balance classic offerings while growing the penetration of our modern and contemporary brands. We also realigned our Ladies’ Apparel buying responsibilities by brand and lifestyle. This realignment has reduced merchandise duplicates, evolved our assortment and has increased productivity. We are bringing merchandise in more timely and closer to the time of sale, which has kept the floor assortment fresh and increased regular priced selling. We have also changed our markdown practices by taking initial clearance markdowns sooner and focusing more on item selling rates and not on programmed changes at the category level, which has also reduced our markdowns.

Modernize Marketing and Advertising

We implemented a clear and compelling brand strategy that was designed to energize existing customers as well as acquire new customers. In September 2017, we launched a new advertising campaign that emphasizes fashion, savings (not discounts), brands and customer experience. The new campaign optimizes our marketing spend, mainly by shifting more of our marketing spend to television and digital advertising. The additional television advertising has increased traffic to our e-commerce site. The campaign also simplifies our pricing and promotional strategy and will be completed carefully and over time in order to minimize confusion.

Improve Customer Experience

We continue to evaluate and refine changes in merchandise placement and presentation. We believe that this will improve the customer experience and make our stores easier to shop. During fiscal 2017, we reset most of our stores for a better customer experience. We introduced a new ladies’ apparel flow which groups brands together by lifestyle. We also upgraded our signage for better brand recognition and reduced the number of fixtures in order to improve customer shoppability. We tested a new, smaller Home Décor area during the third quarter of 2017. This reduced the square footage dedicated to Home Décor and reduced inventories by 35 percent allowing us to streamline the presentation. We intend to implement these changes in all of our stores in the spring of 2018 with a renewed focus on home décor trends. We also tested the removal of jewelry cases and utilized tables as an alternative in 65 stores. This has improved access to the merchandise and open sight lines to accessories.

Improve Inventory Productivity

We must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly affects our financial results. We carefully monitor and manage our inventory levels to match quantities on hand with consumer demand. Key elements to improve our inventory management process include continued flow of product with more in-season buying, monitoring of historical and projected consumer demand, monitoring and adjustment of inventory receipt levels, editing assortments and improving markdown practices. We have been able to decrease our average inventories per store by 10.4 percent at the end of fiscal 2017, as compared to the end of fiscal 2016.

Strengthen Financial Position

We are managing our cash flow to maintain adequate borrowing availability. During fiscal 2017, we reduced our outstanding debt by $25.7 million. Following year-end 2017, we entered into a term loan arrangement that provides additional availability under our revolving credit facility. As discussed above, we have lowered our inventory levels for all quarters during fiscal 2017, and at the end of the year, average inventory levels per store were down 10.4 percent as compared to the end of fiscal 2016. We have also reduced our corporate headcount as well as our capital spending, as we are being as efficient as possible with our cash investments.

Grow E-commerce

We continue to develop our online content and capabilities to enhance the online experience and fully integrate our online business with our stores providing our customers with an omnichannel shopping experience. We have recently improved our e-commerce site with enhancements to the customer experience, new mobile functionality and development of capabilities that integrate our online presence with our brick and mortar stores, including a successful ship-from-store pilot, buy-online, return-to-store and multi-faceted marketing campaigns that are consistent across our stores and our e-commerce websites. Increased television advertising has driven brand awareness, which has increased customers to our e-commerce site. We are growing our e-commerce platform to provide a seamless customer experience between our site and our stores to enhance the customer experience and maximize profitability while continuing store growth. Customer visits, conversion and average order value are increasing.

We also have the ability through our e-commerce site to ship orders placed online from our retail locations, which reduces delivery times for online orders and improves inventory productivity. We have been able to increase our e-commerce sales by 51.4 percent with ship-from-store, enhanced assortment and site improvements. Such improvements include real-time individualization to customize product recommendations for each customer’s view, adding “SEE BRAND” to competitively offer better brands on the site, optimizing on site search and expanding out drop ship capabilities. Ship-from-store is expanding to all stores in the first quarter of 2018, which we believe will improve conversion, inventory productivity, margins and provides valuable insight to digital demand.

2017 Highlights

Total sales for fiscal 2017 decreased 3.1 percent compared to fiscal 2016 and comparable store sales for 2017 decreased 6.2 percent compared to 2016. Net loss for 2017 was $24.3 million or $0.52 per diluted share compared to net income of $0.4 million or $0.01 per diluted share for 2016.

Cash and cash equivalents at year-end 2017 were $10.4 million compared to $10.6 million at year-end 2016. Our 2017 balance sheet reflects capital expenditures of $21.2 million, one quarterly dividend at $0.075 per common share totaling $3.6 million and net debt payments of $25.7 million during 2017.

Inventories were $270.2 million at the end of 2017 compared to $291.1 million at the end of 2016. Average inventories per store were down 10.4 percent from the end of 2016.

Direct borrowings from our credit facilities were $156.1 million at year-end 2017 compared to $181.8 million at year end 2016.

2018 Outlook

We expect the following factors to influence our business in the first half of fiscal 2018:

•	We anticipate flat to low single-digit increases in comparable sales driven by much higher regular-price selling.
•	We expect gross profit expansion of approximately 200 basis points as we better control inventories and markdowns.
•	Selling General & Administrative (“SG&A”) expenses are expected to be slightly lower, inclusive of higher variable e-commerce and advertising expenses.
•	Interest expense is estimated to be $2.0 million higher.

Based on these factors, we expect operating income for the first half of fiscal 2018 to be in excess of $8.0 million compared to an operating loss of $11.5 million in the first half of fiscal 2017.

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Operations expressed as a percentage of net sales (1):

	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	74.9%	73.6%	71.7%
Gross profit	25.1%	26.4%	28.3%
Selling, general and administrative expenses	27.5%	26.1%	25.3%
Operating (loss) income	(2.4)%	0.3%	3.0%
Interest expense, net	0.4%	0.3%	0.2%
(Loss) income before income taxes	(2.7)%	0.0%	2.8%
Income tax (benefit) expense	(0.9)%	(0.1)%	1.1%
Net (loss) income	(1.8)%	0.0%	1.7%

(1)	Table may not foot, due to rounding.

Fiscal Year 2017 Compared to Fiscal Year 2016

Net Sales. The following table sets forth net sales for fiscal 2017 compared to fiscal 2016 (dollar amounts in thousands):

	2017	2016	Decrease
Net sales	$1,318,633	$1,360,518	$(41,885)
Sales percent increase:
Total net sales			(3.1)%
Comparable store sales			(6.2)%

The decrease in comparable store sales was primarily driven by decreases in the number of transactions due to lower traffic and average unit retail prices, in addition to a decrease in average units per transaction. Comparable store sales reflect stores open throughout the period and prior fiscal year and include e-commerce sales. E-commerce sales were approximately 2.9 percent of total sales. E-commerce sales increased 34.0 percent and positively affected our total comparable store sales increases by 80 basis points. Comparable store sales do not include leased department commissions. The month of January included a 53rd week in fiscal 2017. Comparable store sales are based on 52-week comparisons to fiscal 2016.

Gross Profit. The following table compares gross profit for fiscal 2017 to fiscal 2016 (dollar amounts in thousands):

	2017	2016	Decrease
Gross profit	$330,941	$358,979	$(28,038)
Percentage of net sales	25.1%	26.4%	(1.3)%

The gross profit rate decreased primarily due to higher occupancy costs during the year. The higher costs were expected with additional stores but failed to leverage with lower sales from existing stores.

Selling, General and Administrative Expenses. The following table compares SG&A for fiscal 2017 to fiscal 2016 (dollar amounts in thousands):

	2017	2016	Increase
Selling, general and administrative expenses	$362,175	$355,413	$6,762
Percentage of net sales	27.5%	26.1%	1.4%

SG&A increased primarily as the result of higher store selling and advertising expenses of $6.5 million due to new stores, a new advertising campaign and the additional 53rd week in fiscal 2017. SG&A also increased due to $3.2 million higher consultant fees for strategic initiatives and $2.4 million in higher store closing/impairment costs, partially offset by a $2.8 million decrease in personnel benefits from cost reduction initiatives and $2.2 million lower share-based compensation. Excluding $3.2 million in SG&A, variable expenses related to this year’s additional 53rd week, asset impairment charges of $3.8 million and $1.4 million for the 53 weeks ended February 3, 2018, and 52 weeks ended January 28, 2017, respectively, SG&A expenses would have increased by $1.2 million.

Interest Expense. The following table compares interest expense for fiscal 2017 to fiscal 2016 (dollar amounts in thousands):

	2017	2016	Increase
Interest expense	$4,788	$3,884	$904
Percentage of net sales	0.4%	0.3%	0.1%

Interest expense increased due to an increase in interest rates in fiscal 2017, offset by lower borrowings.

Income Taxes. The following table compares income tax expense for fiscal 2017 to fiscal 2016 (dollar amounts in thousands):

	2017	2016	Decrease
Income tax expense	$ (11,698)	$ (719)	$ (10,979)
Effective tax rate (“ETR”)	32.5%	225.8%	(193.3)%

Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns, adjusted for the effect of permanent differences. The effective rate is affected by changes in law, the location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. Our tax benefit in 2017 was primarily in relation to our pre-tax loss, the effects of tax reform, the addition of a valuation allowance and permanent items.

Fiscal Year 2016 Compared to Fiscal Year 2015

Net Sales. The following table sets forth net sales for fiscal 2016 compared to fiscal 2015 (dollar amounts in thousands):

	2016	2015	Increase/ (Decrease)
Net sales	$1,360,518	$1,359,901	$617
Sales percent increase:
Total net sales			0.0%
Comparable store sales			(3.8)%

The decrease in comparable store sales was primarily driven by decreases in the number of transactions due to lower traffic and average unit retail prices, partially offset by an increase in average units per transaction. Comparable store sales reflect stores open throughout the period and prior fiscal year and include e-commerce sales. E-commerce sales were approximately 2.1 percent of total sales. E-commerce sales increased 29 percent and positively affected our total comparable store sales increases by 50 basis points. Comparable store sales do not include leased department commissions.

Gross Profit. The following table compares gross profit for fiscal 2016 to fiscal 2015 (dollar amounts in thousands):

	2016	2015	Decrease
Gross profit	$358,979	$385,287	$(26,308)
Percentage of net sales	26.4%	28.3%	(1.9)%

The gross profit rate decreased primarily due to higher markdowns incurred during the Fall selling season due to lower than planned sales. The gross profit rate decrease is also attributable to higher occupancy costs during the year. The higher costs were expected with additional stores but failed to leverage with lower sales from existing stores.

Selling, General and Administrative Expenses. The following table compares SG&A for fiscal 2016 to fiscal 2015 (dollar amounts in thousands):

	2016	2015	Increase
Selling, general and administrative expenses	$355,413	$343,724	$11,689
Percentage of net sales	26.1%	25.3%	0.8%

SG&A increased $11.7 million primarily as the result of higher store selling expenses of $9.6 million due to new stores and planned payroll increases, $2.7 million higher depreciation, $1.8 million higher expense for legal settlements, $1.4 million higher share-based compensation, and $1.4 million executive severance, partially offset by $7.0 million higher credit card program income. Excluding the effect of new stores in both fiscal year 2016 and 2015, fiscal 2016, SG&A expenses decreased as a result of higher credit card program income, partially offset by higher expense for legal settlements and executive severance.

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

Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns, adjusted for the impact of permanent differences. The effective rate is impacted by changes in law, the location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. Our tax benefit in 2016 was primarily in relation to our small pre-tax loss and to the impact of permanent benefit items. This caused us to have a large effective tax rate.

Liquidity and Capital Resources

Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors and our $250.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank (“Credit Agreement”). On January 22, 2018, we repaid the remaining amount of our secured $25.0 million master loan agreement with Wells Fargo Equipment Finance, Inc. The Second Credit Agreement Amendment (as defined below) reduced the maximum amount of the revolving credit facility under the Credit Agreement to $225.0 million.

Subsequent to year end, on February 19, 2018, we entered into Amendment No. 1 (the “Credit Agreement Amendment”) to the Credit Agreement. The Credit Agreement Amendment provided for, among other things, an Accommodation Period (as defined in the Credit Agreement Amendment) during which we were not required to meet the Fixed Charge Coverage Ratio (as defined in the Credit Agreement). This change permitted us to borrow the full amount of the then applicable borrowing base until we delivered our financial statements for the Measurement Period (as defined in the Credit Agreement) ended February 28, 2018. Pursuant to the Credit Agreement Amendment, a Cash Dominion Event (as defined in the Credit Agreement Amendment) occurred as of the effective date of the Credit Agreement Amendment and at all times thereafter. The Credit Agreement Amendment also changed the frequency of our delivery of Borrowing Base Certificates (as defined in the Credit Agreement) from monthly to weekly.

As a result of the Cash Dominion Event, all of our cash reciepts are swept daily to repay borrowings under the Credit Agreement. We manage our cash on a daily basis and borrow against the Credit Agreement based on our daily cash disbursement needs. As long as we remain within the terms of the Credit Agreement, the bank is obligated to allow us to draw up to our borrowing availability. The Credit Agreement matures in February 2020; however, as a result of the Cash Dominion Event the amount outstanding under the Credit Agreement will be classified as a short-term obligation beginning in the first quarter of fiscal 2018.

Subsequent to year-end, on March 14, 2018, we entered into a Term Loan Agreement (as defined in Note 4 “Debt” to the Notes to Consolidated Financial Statements) with Gordon Brothers Finance Company, as administrative agent, and Gordon Brothers Finance Company, LLC. The Term Loan Agreement provided for a term loan in the amount of $50.0 million. At the same time we entered into Amendment No. 2 (the “Second Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Second Credit Agreement Amendment provided for, among other things, the following: (1) the permanent repayment in full of $25.0 million of Tranche A-1 Revolving Loans (as defined in the Second Credit Agreement Amendment) with the proceeds of the Term Loan (as defined below), thereby reducing the maximum amount of the revolving credit facility under the Credit Agreement to $225.0 million; (2) the entry into the Intercreditor Agreement between Wells Fargo Bank and Gordon Brothers Finance Company, LLC (as defined in Note 4 “Debt” in the Notes to Consolidated Financial Statements); and (3) certain other modifications and updates to coordinate the Credit Agreement with the Term Loan. The net proceeds of $49.3 million from the Term Loan were used to permanently pay off the $25.0 million Tranche A-1 Revolving Loan Commitment (as defined in Note 4 “Debt” in the Notes to Consolidated Financial Statements) and to pay down the outstanding Tranche A-1 Revolving Loans (as defined in the Credit Agreement). After utilizing proceeds from the Term Loan Agreement for repayment of amounts outstanding under the Credit Agreement, the Term Loan increased our total borrowing availability under the combination of the Credit Agreement and Term Loan to $275 million and increased our Excess Availability by $25.0 million. See Note 4 “Debt” of the Notes to Consolidated Financial Statements for further discussion.

On February 2, 2018, we executed a short-term promissory note (“Note”) under which we borrowed approximately $13.7 million (“Sun Trust Loan”) from SunTrust Bank in its capacity as trustee under a trust agreement dated September 1, 1999. The proceeds from the Sun Trust Loan were used to pay down borrowings under the Credit Agreement to provide additional availability under the Credit Agreement to assist us during our February low working capital period following the holiday selling season. In March 2018, we extended the due date of the Note to July 1, 2018. See Note 4 “Debt” of the Notes to Consolidated Financial Statements for further discussion.

Cash flows from operations are driven by sales as well as the credit terms available to us from our vendors and their factors. Our sales generate cash almost immediately and are affected by customer traffic into our stores and the desirability of our merchandise to those customers. Customer traffic is in turn affected by our marketing and advertising, general economic and business conditions, and weather. Changes in these factors could have a material effect upon our ability to generate sales and thus cash inflows to operate our business.

Our cash outflows can be materially affected by changes in credit terms and availability from our vendors and their factors. Subsequent to yearend our vendors and factors constricted our credit terms and limits significantly. This was a reaction to our third quarter results as well as concern about the general retail environment at time which included multiple bankruptcies and restructurings. This constriction caused us to make payments to our vendors and factors more quickly than in prior periods thus increasing our debt levels during that period. The added availability from the Term Loan Agreement was a key part of our ability to fund the accelerated payments. During this time we successfully managed our vendor and factor relationships to maintain the flow of our merchandise during the key early spring selling period. Throughout all periods we made our payments to vendors and their factors on a timely basis in accordance with our negotiated terms.

When we announced our fourth quarter results and outlook for spring 2018 in March our terms with the vendors and their factors began to be less constricted. At that same time we also announced our Term Loan Agreement. We have non-disclosure agreements with the major factors, credit insurers and several of our largest vendors which allow us to communicate our operating results and cashflows to them on a regular basis. Additionally, we made presentations to larger groups of our vendors just after our fourth quarter results were announced, in March 2018. These steps have contributed to the positive movement in the credit arrangements we have with our vendors and their factors.

Our working capital fluctuates with seasonal variations which affects our borrowings and availability. Our availability is highest just after our strong seasonal spring and holiday selling seasons and is lowest just before those seasons as we build inventory levels. Working capital is also used to support capital investments for maintenance of our existing stores, system improvements and new store openings. We have reduced our capital investments to enhance our cashflows. These reduced levels of investment can be sustained for the forseeable future as prior to this our store base and systems have been well maintained. Positive operating results and cashflows will help us preserve satisfactory credit terms and allow us to operate well within the borrowing availability under our Credit Agreement and Term Loan Agreement. Based on our current expectations regarding our operating results we consider our resources adequate to satisfy our cash needs for at least the next 12 months.

Subsequent to yearend we announced that we hired PJ Solomon to help us evaluate strategic and capital alternatives. We hired Alvarez & Marsal as advisors in 2017 to assist in evaluating our forecasting and strategic communications with our vendors and their factors. Alvarez & Marsal also advised us on cost savings and cashflow initiatives and assisted with evaluating capital alternatives which resulted in the Term Loan Agreement. It is possible that additional strategic alternatives arise from these efforts.

On May 17, 2017, we suspended our quarterly cash dividend and significantly reduced our planned capital expenditures (see below under “Cash Flows”). Capital expenditures in fiscal 2017 were $21.2 million compared to $42.4 million in fiscal 2016. Capital expenditures were lower this year due to a reduction in non-critical store remodel and I.T. investments. As discussed further below, we believe that total capital expenditures for fiscal 2018 will be approximately $10.1 million. We believe that our cash flows from operations and our available cash and cash equivalents are sufficient to cover our liquidity requirements over the next 12 months.

As of February 3, 2018, we had cash and cash equivalents of $10.4 million and $142.4 million in borrowings under our Agreement and $13.7 million in borrowings under the Sun Trust Loan, for a total of $156.1 million in outstanding borrowings. As of January 28, 2017, we had cash and cash equivalents of $10.6 million and borrowings under our credit facilities were $181.8 million. The total amount available for borrowings and letters of credit under our Credit Agreement is the lesser of $250.0 million (or $225.0 million on and after the March 14, 2018 effective date of the Second Credit Agreement Amendment) or 100 percent of eligible credit card receivables and the net recovery percentage value of inventories less reserves. On February 3, 2018, in addition to outstanding borrowings under the Credit Agreement, and SunTrust Loan, we had $7.9 million of outstanding letters of credit. Our Excess Availability (as defined in the Credit Agreement) was $56.6 million on February 3, 2018.

Cash Flows

The following table sets forth cash flows data for fiscal 2017, fiscal 2016 and fiscal 2015 (dollar amounts in thousands):

Cash provided by (used in):	2017	2016	2015
Operating activities	$47,712	$60,197	$37,902
Investing activities	(18,484)	(38,812)	(43,855)
Financing activities	(29,432)	(22,611)	(47,531)
Net decrease in cash and cash equivalents	$(204)	$(1,226)	$(53,484)

Cash provided by operating activities

Net cash provided by operating activities was $47.7 million for fiscal 2017 compared to net cash provided by operating activities of $60.2 million for fiscal 2016. The decrease in cash provided by operating activities for fiscal 2017 as compared to fiscal 2016 was primarily due to a net loss for fiscal 2017, adjustments for other non-cash charges and changes in deferred income taxes. These decreases were partially offset by changes in inventory and changes in prepaid expenses.

Cash used in investing activities

Net cash used in investing activities was $18.5 million during fiscal 2017 compared to net cash used in investing activities of $38.8 million during fiscal 2016. Total capital expenditures were $21.2 million and included approximately $11.7 million for opening and remodeling stores. The remaining $9.5 million was primarily for information systems improvements. Capital expenditures during fiscal 2016 included approximately $27.0 million for opening and remodeling stores with the remaining amounts primarily for information systems improvements.

We expect to invest approximately $10.1 million in capital expenditures in 2018 with $4.7 million for continuing information systems upgrades, $2.7 million for store remodels and $2.7 million for new and relocated stores. Each new store requires capital expenditures of approximately $0.5 million for fixtures and equipment, $0.7 million for leasehold improvements, $0.2 million for pre-opening expenses (excluding rent during the pre-opening term) and average $1.0 million for initial inventory investment (or $0.4 million net of accounts payable). Leasehold improvements generally are either paid for by the landlord or are reimbursed by the landlord through tenant improvement allowances or recognized as a reduction of rent on a straight-line basis over the lease term. Rent during the pre-opening term generally ranges from zero to $0.2 million with higher amounts attributable to situations where we have property access during the period we are managing construction.

Cash used in financing activities

Net cash used in financing activities was $29.4 million during fiscal 2017 compared to cash used in financing activities of $22.6 million during fiscal 2016. During fiscal 2017, we had net repayments of debt of $25.7 million. We paid cash dividends of $3.6 million. In addition, we repurchased 81,232 shares of common stock for $0.2 million. We also received $0.3 million from our Employee Share Purchase Plan. During fiscal 2016, we had net repayments of debt of $8.4 million. We also paid cash dividends of $14.7 million. In addition, we repurchased 224,344 shares of common stock for $1.7 million. We also received $2.1 million from our Employee Share Purchase Plan. See Note 8 “Shareholders’ Equity” of the Notes to Consolidated Financial Statements for further discussion.

On May 17, 2017, we suspended our quarterly cash dividend, which saved approximately $11.0 million in cash during fiscal 2017. We expect the annual savings to be approximately $14.0 million in fiscal 2018. We are using the related annual cash savings to repay indebtedness, maximize free cash flow and improve our financial position. Any future determination to declare and pay dividends will be made at the discretion of our Board of Directors, after taking into account our future earnings, cash flows, financial condition, capital requirements and other factors that the Board may deem relevant.

Capital Leases

During fiscal 2017, we entered into a three-year capital lease agreement for networking and telephone equipment. The capital lease agreement carries a bargain purchase option for the equipment. The leased networking equipment has a useful life of three years and the telephone equipment has a useful life of five years; the equipment will be depreciated on a straight-line basis over the respective periods. The leased equipment was recorded at fair value as this amount was less than the present value of the minimum lease payments.

The gross value of assets subject to capital leases was $2.0 million as of February 3, 2018, and is included in Property and equipment, net on the Consolidated Balance Sheets. The remaining capital lease obligation of $2.0 million as of February 3, 2018, is split between Accrued expenses and other current liabilities for the short-term portion and Other liabilities for the long-term portion on the Consolidated Balance Sheets.

We had no capital leases during fiscal 2016 or 2015.

Impact of Inflation

Although we expect that our operations will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements

We have outstanding standby letters of credit totaling $7.9 million securing certain insurance programs at February 3, 2018. If specified conditions were to occur under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, we do not expect to make any payments. There are no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in accordance with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate, which could require adjustments of these estimates in future periods. A summary of the more significant accounting policies follows.

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

We perform physical inventory counts at all stores once per year, in either the summer or January. Included in the carrying value of merchandise inventories between physical counts is a reserve for estimated shrinkage. That estimate is based on historical physical inventory results. The difference between actual and estimated shrinkage may cause fluctuations in quarterly results, but was not significant in 2017 and 2016.

Vendor Allowances

We receive allowances from some of our vendors primarily related to markdown reimbursement, damaged/defective merchandise and vendor compliance issues. Vendor allowances are recorded when earned. Allowances received from vendors related to the profitability of inventory recently sold are reflected as reductions to cost of merchandise sold in the later of the period that the merchandise markdown is incurred or the allowance is negotiated. Allowances received from vendors related to damaged/defective inventory are reflected as reductions in the cost of merchandise as it is received. Allowances received due to vendors’ failure to comply with our policies (primarily violations of shipping and merchandise preparation requirements) are reflected as a reduction of the cost of the merchandise when identified during the receiving process. Although it is unlikely that there will be a significant reduction in historical levels of vendor support, if a reduction were to occur, we could experience a higher cost of merchandise sold.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets (net of deferred rent credits). The amount of the impairment charge is the excess of the carrying value of the asset over its fair value. Impairment reviews are performed for individual stores during the fourth quarter, or more frequently should circumstances change. A significant decrease in cash flows could result in an increase in asset impairment charges. During fiscal 2017, 2016 and 2015, we recorded $3.8 million, $1.4 million and $2.0 million, respectively, in asset impairment charges.

Insurance Reserves

We use a combination of insurance and self-insurance for various risks including workers’ compensation, general liability and associate-related health care benefits. We are responsible for paying the claims that are less than the insured limits. The reserves recorded for these claims are actuarially estimated based on claims filed and claims incurred but not reported. These reserve estimates are adjusted based upon actual claims filed and settled. The estimated accruals for these reserves could be significantly affected if future claims differ from historical trends and other actuarial assumptions. As of February 3, 2018, and January 28, 2017, insurance reserves of $17.3 million and $18.5 million, respectively, were included in Accrued expenses and other current liabilities and Other liabilities in the accompanying Consolidated Balance Sheets. Historically, our actuarial estimates have not been materially different from actual results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year covered by this report and under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 3, 2018 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 3, 2018, using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of February 3, 2018.

(c)    Changes in Internal Control over Financial Reporting

Other than the changes in internal control over financial reporting discussed below, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)    Remediation of Previously Disclosed Material Weakness

As previously disclosed in our 2016 Annual Report on Form 10-K/A filed with the SEC on April 18, 2017, we identified a material weakness in the design and effectiveness in the operation of our controls that are intended to ensure that the data contained in a report used by our management to review the lower-of-cost-or-market adjustment for our aged inventory was complete and accurate.

During fiscal 2017 we implemented new policies and procedures to enhance our risk assessment process to effectively design and implement control activities that verify the completeness and accuracy of data in reports that support management review controls. We also tested the completeness and accuracy of all key reports used in the performance of internal controls over financial reporting.

These new policies and procedures have strengthened our internal control over financial reporting and provided reasonable assurance to our management that reports used to support management review controls are complete and accurate.

The design and operating effectiveness of our internal controls and procedures were tested during fiscal 2017, and as of February 3, 2018, the material weakness is considered remediated.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 19, 2018, Annual Meeting of Shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 19, 2018, Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 19, 2018, Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under equity-based compensation plans as of February 3, 2018:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (in thousands)
Equity compensation plans approved by shareholders	4,835	$5.90	133
Equity compensation plans not approved by shareholders	-	-	-
Total	4,835	$5.90	133

(1)	The weighted average exercise price does not take into account 2.7 million shares issuable related to restricted stock and performance share awards which have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 19, 2018, Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 19, 2018, Annual Meeting of Shareholders.

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

See “Exhibit Index” below.

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

Unless otherwise indicated below, the Commission file number for the exhibit is No. 0-20052.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation of Stein Mart, Inc., incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 33-46322 (P)

3.2	Bylaws of Stein Mart, Inc., amended January 21, 2014, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 23, 2014

4.1	Amended and Restated Stein Mart, Inc. Employee Stock Purchase Plan, incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on April 24, 2015

10.1*	Form of Director’s and Officer’s Indemnification Agreement, incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 33-46322 (P)

10.2*

Stein Mart, Inc. 2001 Omnibus Plan as Amended and Restated Effective June 21, 2016, as amended effective December 5, 2016, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017

10.3*

Form of Option Award Agreement for Key Employees, pursuant to the Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014

10.4*

Form of Option Award Agreement for Non-Employee Directors, pursuant to the Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014

10.5*

Form of Restricted Share Award Agreement for Key Employees, pursuant to the Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014

10.6*

Form of Performance Share Award Agreement for Key Employees, pursuant to the Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014

10.7*

Form of Restricted Share Award for Non-Employee Directors, pursuant to the Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014

10.8*

Form of Option Award Agreement for Key Employees (2017), pursuant to the Stein Mart, Inc. 2001 Omnibus Plan, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017

10.9*

Form of Option Award Agreement for Non-Employee Directors (2017), pursuant to the Stein Mart Inc. 2001 Omnibus Plan, incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017

10.10*

Form of Restricted Stock Award Agreement for Key Employees (Long-Term Incentive) (2017), pursuant to the Stein Mart Inc. 2001 Omnibus Plan, incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2017

10.11*

Form of Restricted Stock Award Agreement for Key Employees (Incentive/Retention) (2017), pursuant to the Stein Mart Inc. 2001 Omnibus Plan, incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2017

10.12*

Form of Performance Share Award Agreement for Key Employees (2017), pursuant to the Stein Mart Inc. 2001 Omnibus Plan, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2017

10.13*

Form of Restricted Stock Award Agreement for Non-Employee Directors (2017), pursuant to the Stein Mart Inc. 2001 Omnibus Plan, incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017

10.14*	Stein Mart, Inc. 2018 Omnibus Incentive Plan, adopted January 23, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2018

10.15*++	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, pursuant to the Stein Mart, Inc. 2018 Omnibus Incentive Plan

10.16*++	Form of Restricted Stock Unit Award Agreement for Key Employees, pursuant to the Stein Mart, Inc. 2018 Omnibus Incentive Plan

10.17*	Profit Sharing Plan, incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 33-46322

10.18*

Preferred Provider Organization Executive Plan for Stein Mart, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010

10.19*	Executive Split Dollar Agreement, incorporated by reference to Exhibit 10.M to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000

10.20*	Form of Letter Agreement Amendment to the Executive Split Dollar Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2012

10.21*	Amended and Restated Executive Deferral Plan effective January 1, 2008, incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2013

10.22*	Employment Agreement, dated May 1, 2016, between Stein Mart, Inc. and Gary L. Pierce, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2016

10.23*

Employment Agreement, dated December 5, 2016, between Stein Mart, Inc. and MaryAnne Morin, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2017

10.24

Second Amended and Restated Credit Agreement dated February 3, 2015, by and among Stein Mart, Inc., as lead borrower, the other borrowers and guarantors named therein, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, a Lender, Swing Line Lender, LC Issuer, Sole Lead Arranger and Sole Bookrunner, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015

10.25

Amendment No.  1 to Second Amended and Restated Credit Agreement, dated February  19, 2018, by and among Wells Fargo Bank, National Association, the parties to the Credit Agreement as lenders party thereto, Stein Mart, Inc., Stein Mart Buying Corp. and the obligors party thereto as guarantors, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 21, 2018

10.26

Amendment No.  2 to Second Amended and Restated Credit Agreement & Exhibit A to Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March  14, 2018, by and among Wells Fargo Bank, National Association, the parties to the Credit Agreement as lenders party thereto, Stein Mart, Inc., Stein Mart Buying Corp. and the obligors party thereto as guarantors, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 14, 2018

10.27

Master Loan Agreement No. 0220792 dated February 3, 2015, by and among Stein Mart, Inc. and Stein Mart Buying Corp., as Borrowers, Wells Fargo Equipment Finance, Inc., as Lender, and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015

10.28

Amended and Restated Supply Agreement, dated May 30, 2006, between DSW Inc. and Stein Mart, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2006

10.29

First Amendment to Amended and Restated Supply Agreement, dated August 26, 2008, between DSW Inc. and Stein Mart, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2008

10.30

Second Amendment to Amended and Restated Supply Agreement, dated February 23, 2012, between DSW Inc. and Stein Mart, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2012

10.31

Third Amendment to Amended and Restated Supply Agreement, dated as of September 10, 2013, between DSW Leased Business Division aka Affiliated Business Group and Stein Mart, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2014

10.32

Fourth Amendment to Amended and Restated Supply Agreement, dated as of July 31, 2014, between DSW Leased Business Division aka Affiliated Business Group and Stein Mart, Inc., incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015

10.33

Law Firm Engagement Agreement with Stein Mart, Inc. dated June 8, 2011, incorporated by reference to the Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011

10.34

Renewal of Law Firm Agreement between Stein Mart, Inc. and Kirschner & Legler, P.A., dated April 1, 2015, incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015

10.35+

Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement dated as of February 24, 2016, by and between Stein Mart, Inc. and Synchrony Bank, incorporated by reference to Exhibit  10.1 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarterly period ended April 30, 2016

10.36*

Inducement Option Award Agreement for MaryAnne Morin, dated February 22, 2017, between Stein Mart, Inc. and MaryAnne Morin, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on February 24, 2017

10.37*

Amended Employment Agreement between Stein Mart, Inc. and D. Hunt Hawkins, dated August 1, 2017 incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 2, 2017

10.38*

Amended Employment Agreement between Stein Mart, Inc. and Gregory W. Kleffner, dated August 1, 2017 incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 2, 2017

10.39++	Promissory Note, dated February 2, 2018, by and among Stein Mart, Inc. as borrower and Sun Trust Bank, as Trustee

10.40++	Amendment No. 1 dated March 7, 2018 to Promissory Note, dated February 2, 2018, by and among Stein Mart, Inc. as borrower and Sun Trust Bank, as Trustee

10.41

Term Loan Agreement, dated as of March 14, 2018, by and among Stein Mart, Inc. as Lead Borrower, the additional borrowers named therein, the guarantors named therein, Gordon Brothers Finance Company, the other lender parties thereto, and Gordon Brothers Finance Company, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2018

10.42

Intercreditor Agreement, dated as of March 14, 2018, by and between Wells Fargo Bank, National Association, and Gordon Brothers Finance Company, and acknowledged by Stein Mart. Inc., the other borrowers signatory thereto, and the other guarantors signatory thereto, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 14, 2018

10.43*

Gary L. Pierce Amended and Restated Employment Agreement with Stein Mart, Inc., effective May 1, 2018, by and between the Company and Gary L. Pierce, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 6, 2018

10.44++	Renewal of Law Firm Agreement between Stein Mart, Inc. and Kirschner & Legler, P.A., dated April 1, 2017

21.1++	Subsidiaries of the Company

23.1++	Consent of KPMG LLP

31.1++	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2++	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1++	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2++	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.1

Interactive data files from Stein Mart, Inc.’s Annual Report on Form 10-K for the year ended February 3, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Operations, (iv) the Consolidated Statements of Shareholders’ Equity (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2018

*	Management contract or compensatory plan or arrangements.

+

Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities Exchange Commission

++	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEIN MART, INC.

Date: May 4, 2018	By:	/s/ D. Hunt Hawkins
D. Hunt Hawkins
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of May 2018.

/s/ Jay Stein Jay Stein Chairman of the Board	/s/ Thomas L. Cole Thomas L. Cole Director

/s/ John H. Williams, Jr. John H. Williams, Jr. Vice Chairman of the Board	/s/ Timothy Cost Timothy Cost Director

/s/ D. Hunt Hawkins D. Hunt Hawkins Chief Executive Officer and Director	/s/ Lisa Galanti Lisa Galanti Director

/s/ Gregory W. Kleffner Gregory W. Kleffner Executive Vice President and Chief Financial Officer	/s/ Mitchell W. Legler Mitchell W. Legler Director

/s/ E. Chantelle Quick E. Chantelle Quick Senior Vice President and Controller	/s/ Richard L. Sisisky Richard L. Sisisky Director

/s/ Irwin Cohen Irwin Cohen Director	/s/ Burton M. Tansky Burton M. Tansky Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Stein Mart, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stein Mart, Inc. and subsidiaries (the “Company”) as of February 3, 2018, and January 28, 2017, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 3, 2018, and the related notes (collectively the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018, and January 28, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Jacksonville, FL

May 4, 2018

Stein Mart, Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	February 3, 2018	January 28, 2017

ASSETS

Current assets:

Cash and cash equivalents	$10,400	$10,604

Inventories	270,237	291,110

Prepaid expenses and other current assets	24,194	30,249

Total current assets	304,831	331,963

Property and equipment, net	151,128	165,542

Other assets	24,973	30,344

Total assets	$480,932	$527,849

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$119,388	$114,419

Current portion of debt	13,738	10,000

Accrued expenses and other current liabilities	76,058	72,772

Total current liabilities	209,184	197,191

Long-term debt, net of current portion	142,387	171,792

Deferred rent	40,860	41,774

Other liabilities	40,214	46,832

Total liabilities	432,645	457,589

COMMITMENTS AND CONTINGENCIES (Notes 5 and 9)

Shareholders’ equity:

Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-

Common stock - $.01 par value; 100,000,000 shares authorized; 47,978,275 and 47,018,942 shares issued and outstanding, at February 3, 2018 and January 28, 2017, respectively	480	470

Additional paid-in capital	56,002	50,241

Retained (deficit) earnings	(7,949)	19,853

Accumulated other comprehensive loss	(246)	(304)

Total shareholders’ equity	48,287	70,260

Total liabilities and shareholders’ equity	$480,932	$527,849

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Operations

(In thousands, except for per share amounts)

	Year Ended February 3, 2018	Year Ended January 28, 2017	Year Ended January 30, 2016
Net sales	$1,318,633	$1,360,518	$1,359,901
Cost of merchandise sold	987,692	1,001,539	974,614
Gross profit	330,941	358,979	385,287
Selling, general and administrative expenses	362,175	355,413	343,724
Operating (loss) income	(31,234)	3,566	41,563
Interest expense, net	4,788	3,884	3,283
(Loss) income before income taxes	(36,022)	(318)	38,280
Income tax (benefit) expense	(11,698)	(719)	14,569
Net (loss) income	$(24,324)	$401	$23,711

Net (loss) income per share:
Basic	$(0.52)	$0.01	$0.52
Diluted	$(0.52)	$0.01	$0.51

Weighted-average shares outstanding:
Basic	46,342	45,785	44,754
Diluted	46,342	46,597	45,953

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Year Ended February 3, 2018	Year Ended January 28, 2017	Year Ended January 30, 2016
Net (loss) income	$(24,324)	$401	$23,711
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations (See Note 7):
Other comprehensive income (loss) before reclassifications	23	(44)	137
Amounts reclassified from accumulated other comprehensive income	35	19	16
Comprehensive (loss) income	$(24,266)	$376	$23,864

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	(Deficit)	(Loss) Income	Equity
Balance on January 31, 2015	44,919	$449	$34,875	$250,046	$(432)	$284,938
Net income				23,711		23,711
Other comprehensive income, net of tax					153	153
Common shares issued under stock option plan	164	2	569			571
Common shares issued under employee stock purchase plan	112	1	767			768
Reacquired shares	(262)	(3)	(3,563)			(3,566)
Issuance of restricted stock, net	882	9	(9)			-
Share-based compensation			6,516			6,516
Tax benefit from equity issuances			3,646			3,646
Cash dividends paid ($5.30 per share)				(239,089)		(239,089)
Cash dividends payable				(1,331)		(1,331)
Balance on January 30, 2016	45,815	458	42,801	33,337	(279)	76,317
Net income				401		401
Other comprehensive loss, net of tax					(25)	(25)
Common shares issued under stock option plan	276	3	1,346			1,349
Common shares issued under employee stock purchase plan	145	1	721			722
Reacquired shares	(224)	(2)	(1,666)			(1,668)
Issuance of restricted stock, net	1,007	10	(10)			-
Share-based compensation			7,923			7,923
Tax shortfall from equity issuances			(874)			(874)
Cash dividends paid ($0.30 per share)				(14,700)		(14,700)
Cash dividends payable				815		815
Balance on January 28, 2017	47,019	470	50,241	19,853	$(304)	70,260
Net loss				(24,324)		(24,324)
Other comprehensive income, net of tax					58	58
Common shares issued under employee stock purchase plan	228	2	326			328
Reacquired shares	(81)		(248)			(248)
Issuance of restricted stock, net	812	8	(8)			-
Share-based compensation			5,691			5,691
Cash dividends paid ($0.075 per share)				(3,639)		(3,639)
Cash dividends payable				161		161
Balance on February 3, 2018	47,978	$480	$56,002	$(7,949)	$(246)	$48,287

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended February 3, 2018	Year Ended January 28, 2017	Year Ended January 30, 2016
Cash flows from operating activities:
Net (loss) income	$(24,324)	$401	$23,711
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,333	32,600	29,873
Share-based compensation	5,691	7,923	6,516
Store closing charges	168	145	7
Impairment of property and other assets	3,792	1,433	2,008
Loss on disposal of property and equipment	329	191	167
Deferred income taxes	(3,222)	1,835	(5,121)
Tax expense from equity issuances	-	(874)	3,646
Excess tax benefits from share-based compensation	-	(86)	(3,932)
Changes in assets and liabilities:
Inventories	20,873	2,498	(7,985)
Prepaid expenses and other current assets	6,055	(12,469)	806
Other assets	2,254	(1,408)	1,535
Accounts payable	5,096	8,785	(24,438)
Accrued expenses and other current liabilities	3,404	4,249	(316)
Other liabilities	(4,737)	14,974	11,425
Net cash provided by operating activities	47,712	60,197	37,902
Cash flows from investing activities:
Net acquisition of property and equipment	(21,244)	(42,378)	(44,365)
Proceeds from canceled corporate-owned life insurance policies	2,760	388	510
Proceeds from sale of assets	-	3,178	-
Net cash used in investing activities	(18,484)	(38,812)	(43,855)
Cash flows from financing activities:
Proceeds from borrowings	474,529	453,800	673,312
Repayments of debt	(500,238)	(462,200)	(483,079)
Debt issuance costs	-	-	(380)
Cash dividends paid	(3,639)	(14,700)	(239,089)
Capital Lease Payments	(164)	-	-
Excess tax benefits from share-based compensation	-	86	3,932
Proceeds from exercise of stock options and other	328	2,071	1,339
Repurchase of common stock	(248)	(1,668)	(3,566)
Net cash used in financing activities	(29,432)	(22,611)	(47,531)
Net decrease in cash and cash equivalents	(204)	(1,226)	(53,484)
Cash and cash equivalents at beginning of year	10,604	11,830	65,314
Cash and cash equivalents at end of year	$10,400	$10,604	$11,830
Supplemental disclosures of cash flow information:
Income taxes (received) paid	$(19,422)	$11,751	$13,116
Interest paid	4,578	3,671	3,033
Accruals and accounts payable for capital expenditures	629	1,828	4,148
Property and equipment acquired through capital lease	1,996	-	-

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

1. Summary of Significant Accounting Policies and Other Information

As of February 3, 2018, Stein Mart, Inc. operated a chain of 293 retail stores in 31 states and an e-commerce site that offers the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains.

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

Fiscal Year End. Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2017, 2016 and 2015 ended on February 3, 2018, January 28, 2017 and January 30, 2016, respectively. Fiscal 2017 included 53 weeks. Fiscal 2016 and 2015 included 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. Included in cash and cash equivalents are cash on hand in the stores, deposits with banks and amounts due from credit card transactions with settlement terms of five days or less. Credit and debit card receivables included within cash were $7.3 million at February 3, 2018, and $8.0 million at January 28, 2017. We have no restrictions on our cash and cash equivalents.

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

We perform physical inventory counts at all stores once per year, in either the summer or January. Included in the carrying value of merchandise inventories between physical counts is a reserve for estimated shrinkage. That estimate is based on historical physical inventory results. The difference between actual and estimated shrinkage may cause fluctuations in quarterly results but was not significant in 2017 or 2016.

Vendor Allowances. We receive certain allowances from some of our vendors primarily related to markdown reimbursement, damaged/defective merchandise and vendor compliance issues. Vendor allowances are recorded when earned in accordance with Accounting Standards Codification (“ASC”) Topic 605-50, Revenue Recognition, Customer Payments and Incentives. Allowances received from vendors related to the profitability of inventory recently sold are reflected as reductions to cost of merchandise sold in the later of the period that the merchandise markdown is incurred or the allowance is negotiated. Allowances received from vendors related to damaged/defective inventory are reflected as reductions in the cost of merchandise as it is received. Allowances received due to compliance issues (primarily violations

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

of shipping and merchandise preparation requirements) are reflected as a reduction in the cost of the merchandise when identified during the receiving process.

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

As our primary debt obligations are at a variable rate, there are no significant differences between the estimated fair value (Level 2 measurements) and the carrying value of our debt obligations at February 3, 2018, and January 28, 2017.

Store Closing Costs. We close under-performing stores in the normal course of business. We follow the guidance in ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”), to record store closing costs which are included in Selling, general and administrative expenses (“SG&A”) in the Consolidated Statements of Operations. ASC 420 requires the recognition of costs associated with exit or disposal activities when they are incurred, generally the cease-use date. We closed six stores in 2017, one store in 2016, and two stores in 2015, incurring lease termination and severance costs. Lease termination costs are net of estimated sublease income that could reasonably be obtained for the properties. During 2017, we recorded net store closing costs of $0.7 million. During 2016 we recorded net store closing costs of $0.6 million and during 2015 we recorded an insignificant amount of store closing costs, net of impairments.

Accounts Payable. Accounts payable represents amounts owed by us to third parties at the end of the period. Accounts payable includes no book cash overdrafts in excess of cash balances in such accounts at February 3, 2018, and approximately $14.1 million at January 28, 2017. We include the change in book cash overdrafts in Operating cash flows in the Consolidated Statements of Cash Flows.

Insurance Reserves. We use a combination of insurance and self-insurance to mitigate various risks including workers’ compensation, general liability and associate-related health care benefits, a portion of which is paid by the covered

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

employees. We are responsible for paying the claims that are less than the insured limits. The reserves recorded for these claims are estimated actuarially, based on claims filed and claims incurred but not yet reported. These reserve estimates are adjusted based upon actual claims filed and settled which are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Hurricanes Harvey and Irma

During the third quarter of fiscal 2017, hurricanes Harvey and Irma made landfall in Texas and Florida, respectively. We operate 44 stores in Texas and 46 stores in Florida and approximately half of these locations were closed for multiple days or had reduced hours of operation. We have recognized a loss of approximately $1.6 million attributable to hurricane-related expenses, mainly related to damaged inventory. We have also received $1.5 million in insurance recoveries as of February 3, 2018.

Store Pre-Opening Costs. Costs incurred prior to the date that new stores open are expensed as incurred. These pre-opening costs are included in SG&A in the Consolidated Statements of Operations. Pre-opening costs include payroll for store set-up, advertising and pre-opening rent.

Comprehensive (Loss) Income. Comprehensive (loss) income consists of two components, net (loss) income and other comprehensive income. Other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of shareholders’ equity but are excluded from net income. Accumulated other comprehensive loss in 2017 and 2016 includes changes in postretirement benefits. See Note 7, Employee Benefit Plans, for further discussion.

Revenue Recognition. Revenue from sales of our merchandise is recognized at the time of sale, net of any returns, discounts and percentage-off coupons. Our e-commerce operation records revenue at the estimated customer receipt date. Shipping and handling fees charged to customers are also included in total net sales with corresponding costs recorded as cost of goods sold. Future merchandise returns are estimated based on historical experience. Sales tax collected from customers is not recognized as revenue and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets until paid. Shoe department inventory is owned by a single supplier under a supply agreement. Our percentage of net revenue per the supply agreement is included in Net sales in the Consolidated Statements of Operations.

We offer electronic gift cards and electronic merchandise return cards to our customers. These cards do not have expiration dates. No revenue is recognized at the time gift cards are sold; rather, the issuance is recorded as a liability to customers. At the time merchandise return cards are issued for returned merchandise, the sale is reversed and the issuance is recorded as a liability to customers. These card liabilities are reduced and sales revenue is recognized when cards are redeemed for merchandise. Card liabilities are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

During 2017, 2016 and 2015, we recognized $1.6 million, $1.3 million and $1.4 million, respectively, of breakage income on unused gift and merchandise return cards. We follow the Redemption Recognition Method to account for breakage of unused cards where breakage is recognized as cards are redeemed for the purchase of merchandise based upon a historical breakage rate over an estimated redemption period. Breakage income is recorded within SG&A in the Consolidated Statements of Operations.

Co-Brand and Private Label Credit Card Programs. We offer a co-branded credit card and a private label credit card under the Stein Mart brand. These cards are issued by a third-party bank, Synchrony Bank (“Synchrony”), formerly GE Capital Retail Bank. Synchrony extends credit directly to card holders and provides all servicing for the credit card accounts and bears all credit and fraud losses. Once a card is activated, the card holders are eligible to participate in the credit card rewards program, which provides for an incentive to card holders in the form of reward certificates upon the cumulative purchase of an established amount. Stein Mart card holders also receive special promotional offers and advance notice of in-store sales events. In 2017, 2016 and 2015, we recognized $12.2 million, $12.6 million and $5.6 million, respectively, of income from these programs which are recorded within SG&A in the Consolidated Statements of Operations.

Operating Leases. We lease all of our retail stores under operating leases. Certain lease agreements contain rent holidays, and/or rent escalation clauses. Except for contingent rent, we recognize rent expense on a straight-line basis over the lease term and record the difference between the amount charged to expense and the rent paid as a deferred

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

rent liability. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when achievement of the specified sales that triggers the contingent rent is probable. Contingent rent expense was $0.3 million during fiscal 2017 and 2016 and was $0.4 million during fiscal 2015. Construction allowances and other such lease incentives are recorded as a deferred rent liability and are amortized on a straight-line basis as a reduction of rent expense.

Capital Leases

In October 2017, Stein Mart entered into a three-year capital lease agreement for networking and telephone equipment. The capital lease agreement carries a bargain purchase option for the equipment. The leased networking equipment has a useful life of three years and the telephone equipment has a useful life of five years; the equipment will be depreciated on a straight-line basis over the respective periods. The leased equipment was recorded at fair value as this amount was less than the present value of the minimum lease payments, which was $2.0 million.

The gross value of assets subject to capital leases was $2.0 million as of February 3, 2018, and is included in Property and equipment, net on the Consolidated Balance Sheets. The remaining capital lease obligation of $2.0 million as of February 3, 2018, is split between Accrued expenses and other current liabilities for the short-term portion and Other liabilities for the long-term portion on the Consolidated Balance Sheets.

Advertising Expense. Advertising costs are expensed as incurred. Advertising expenses of $64.1 million, $59.6 million and $57.5 million are reflected in SG&A in the Consolidated Statements of Operations for 2017, 2016 and 2015, respectively.

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

Share-Based Compensation. We follow the guidance in ASC Topic 718, Stock Compensation, to record share-based compensation. Pursuant to the guidance, we recognize expense in the financial statements for the grant date fair values of all share-based payments to employees over the employees’ requisite service periods. We elect to estimate forfeitures expected to occur to determine the amount of share-based compensation cost to recognize in each period, as permitted by ASU 2016-09 and all cash payments made to taxing authorities on the employees’ behalf for shares withheld at settlement are to be presented as financing activities on the statement of cash flows.

Earnings Per Share (“EPS”). We follow the guidance of ASC Topic 260, Earnings Per Share, which clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of net (loss) income per share, or EPS, under the two-class method. Our restricted stock awards in 2013 and prior are considered “participating securities” because they contain non-forfeitable rights to dividends. Under the two-class method, EPS is computed by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following table sets forth the calculation of basic and diluted (loss) earnings per common share (in thousands, except per share data):

	2017	2016	2015
Basic EPS:
Net (loss) income	$(24,324)	$401	$23,711
Income allocated to participating securities	2	22	368
Net (loss) income available to common shareholders	$(24,326)	$379	$23,343
Basic weighted-average shares outstanding	46,342	45,785	44,754
Basic (loss) earnings per common share:	$(0.52)	$0.01	$0.52

Diluted EPS:
Net (loss) income	$(24,324)	$401	$23,711
Income allocated to participating securities	2	23	414
Net (loss) income available to common shareholders	$(24,326)	$378	$23,297
Basic weighted-average shares outstanding	46,342	45,785	44,754
Incremental shares from share-based compensation plans	-	812	1,199
Diluted weighted-average shares outstanding	46,342	46,597	45,953
Diluted (loss) earnings per common share:	$(0.52)	$0.01	$0.51

Diluted weighted-average shares outstanding exclude approximately 3.8 million, 2.0 million and 0.3 million shares during 2017, 2016 and 2015 that are anti-dilutive for the periods presented. These shares are comprised of a mix of stock options, performance awards and restricted stock awards. Stock options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. Restricted stock awards and performance awards excluded were those that had unrecognized expense per share greater than the number of weighted shares outstanding. For periods of net loss, basic and diluted EPS are the same, as the assumed conversion of stock options and performance awards are anti-dilutive.

Consolidated Statements of Operations Classifications. Cost of merchandise sold includes merchandise costs, net of vendor discounts and allowances; freight; inventory shrinkage; store occupancy costs (including rent, common area maintenance, real estate taxes, utilities and maintenance); payroll, benefits and travel costs directly associated with buying inventory; and costs and depreciation related to the consolidation centers and distribution warehouses.

SG&A includes store operating expenses, such as payroll and benefit costs, advertising, store supplies, depreciation not related to consolidation and distribution centers and other direct selling costs and costs associated with our corporate functions.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updated (“ASU”) No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to ASC Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. This ASU also clarifies the statement of cash flows presentation for certain components of share-based awards. The adoption of this ASU was completed during the first quarter of fiscal 2017. For the quarter ended April 29, 2017, we recorded a $1.1 million income tax expense related to the tax effects associated with the exercise of stock options and vesting of restricted stock within Income tax expense on the Condensed Consolidated Statements of Income. For the quarter ended April 30, 2016, we recorded $0.1 million net shortfalls for share-based payments settled during that quarter, and this net tax benefit was recorded directly in our Consolidated Statement of Shareholders’ Equity and has not been reclassified to our Consolidated Statement of Operations, in accordance with adoption and transition provisions of ASU 2016-09. This ASU requires that all income tax-related cash flows resulting from share-based payments, such as excess income tax benefits, are to be reported as operating activities on the statement of cash flows, a

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

change from the prior requirement to present windfall/shortfall income tax benefits (deficiencies) as an inflow from financing activities and an offsetting outflow from operating activities. As permitted, we elected to apply these provisions prospectively to our Condensed Consolidated Statement of Cash Flows, and accordingly, periods prior to fiscal 2017 have not been adjusted. Additionally, this ASU clarifies that all cash payments made to taxing authorities on the employees’ behalf for shares withheld at settlement are to be presented as financing activities on the statement of cash flows. This change must be applied retrospectively. The presentation requirements did not result in a reclassification for any prior periods since such cash flows have historically been presented as a financing activity on our Condensed Consolidated Statement of Cash Flows. We elected to continue estimating expected forfeitures to determine the amount of share-based compensation cost to recognize in each period, as permitted by ASU 2016-09. Accordingly, no cumulative effect was recorded in retained earnings on our Consolidated Statement of Shareholders’ Equity at the beginning of fiscal 2017 upon the adoption of ASU 2016-09, as of April 29, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. We have substantially completed our analysis of the effect of the standards to identify the revenue streams that may be affected by this ASU. In our evaluation of this ASU, we have determined that the new standard will result in the following effects:

•

Revenue relating to our co-branded credit cards and private label credit cards will be recorded in Net sales on our Consolidated Statement of Operations, rather than being netted in selling, general, and administrative expenses.

•	Gift card breakage will be recorded in Net sales on our Consolidated Statement of Operations, rather than being netted in selling, general, and administrative expenses.
•	Revenue related to our online sales will be recognized at the shipping point rather than upon receipt by the customer.
•	Estimated costs of returns will be recorded as a current asset rather than netted with our sales return reserve.

In addition, we will provide expanded disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We will also provide disclosures of the amount by which each financial statement line item is affected during fiscal 2018 as compared to the prior year presentation. We plan to adopt this ASU in

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

the first quarter of 2018 and do not expect the provisions of this ASU to have a material effect on our Consolidated Financial Statements beyond our initial adoption.

2. Property and Equipment, Net

The following table sets forth Property and equipment, net:

	February 3, 2018	January 28, 2017
Fixtures, equipment and software	$245,718	$251,351
Leasehold improvements	137,407	132,495
	383,125	383,846
Accumulated depreciation and amortization	(231,997)	(218,304)
Property and equipment, net	$151,128	$165,542

During 2017, 2016 and 2015, we recorded asset impairment charges in SG&A of $3.8 million, $1.4 million and $2.0 million, respectively, to reduce the carrying value of fixtures, equipment and leasehold improvements held for use and certain other assets in under-performing or closing stores to their respective estimated fair value.

Store assets are considered Level 3 assets in the fair value hierarchy as the inputs for calculating the fair value of these assets are based on the best information available, including prices for similar assets.

3. Accrued Expenses and Other Current Liabilities

The following table sets forth the major components of accrued expenses and other current liabilities:

	February 3, 2018	January 28, 2017
Compensation and employee benefits	$7,732	$11,016
Unredeemed gift and merchandise return cards	12,150	11,954
Property taxes	17,451	14,274
Accrued vacation	7,632	7,715
Other	31,093	27,813
Accrued expenses and other current liabilities	$76,058	$72,772

4. Debt

The following table sets forth our Debt:

	February 3, 2018	January 28, 2017
Revolving credit facility	$142,387	$171,000
Promissory note	13,738	-
Equipment term loan	-	10,833
Total debt	156,125	181,833
Current maturities	(13,738)	(10,000)
Debt issuance costs	-	(41)
Long-term debt	$142,387	$171,792

Revolving Credit Facility and Equipment Term Loan

On February 3, 2015, we entered into a $250.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank (“Wells Fargo”) that will mature in February 2020 (“Revolving Credit Facility”) and a secured $25.0 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan”) with an original maturity in February 2018. Borrowings under the

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Revolving Credit Facility and the Equipment Term Loan were initially used for a special dividend, but are subsequently being used for working capital, capital expenditures and other general corporate purposes. During 2015, debt issuance costs associated with the Revolving Credit Facility and the Equipment Term Loan were capitalized in the amount of $0.4 million and will be amortized over their respective terms. We repaid the Equipment Term Loan in full on January 22, 2018.

On February 19, 2018, we entered into Amendment No. 1 (the “Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Credit Agreement Amendment provides for, among other things, an Accommodation Period (as defined in the Credit Agreement Amendment) during which we were not required to meet the Fixed Charge Coverage Ratio (as defined in the Credit Agreement). This change permitted us to borrow the full amount of the then applicable borrowing base until we delivered our financial statements for the Measurement Period (as defined in the Credit Agreement) ended February 28, 2018. Pursuant to the Credit Agreement Amendment, a Cash Dominion Event (as defined in the Credit Agreement Amendment) has occurred as of the effective date of the Credit Agreement Amendment and at all times thereafter.

As a result of the Cash Dominion Event, all of our cash receipts are swept daily to repay outstanding borrowings under the Credit Agreement. We manage our cash on a daily basis and borrow against the Credit Agreement based on our daily cash disbursement needs. As long as we remain within the terms of the Credit Agreement, the bank is obligated to allow us to draw up to our borrowing availability. The Credit Agreement matures in February 2020, however, as a result of the Cash Dominion Event the amount outstanding under the Credit Agreement will be classified as a short-term obligation beginning in the first quarter of fiscal 2018.

On March 14, 2018, we entered into Amendment No. 2 (the “Second Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Second Credit Agreement Amendment provides for, among other things, the following: (1) the $25.0 million Tranche A-1 Revolving Loans (as defined in the Second Credit Agreement Amendment) shall have been repaid in full with the proceeds of the Term Loan; (2) the entry into the Intercreditor Agreement (as defined below); and (3) certain other modifications and updates to coordinate the Revolving Credit Facility with the Term Loan.

The total amount available for borrowings under the Credit Agreement is the lesser of $250.0 million (or $225.0 million on and after the March 14, 2018 effective date of the Second Credit Agreement Amendment) or 100 percent of eligible credit card receivables and the Net Recovery Percentage of inventories less reserves. On February 3, 2018, in addition to outstanding borrowings under the Credit Agreement, we had $7.9 million of outstanding letters of credit. Our unused availability under the Credit Agreement was $56.6 million at February 3, 2018.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants (including the requirement of a 1.0 to 1.0 consolidated Fixed Charge Coverage Ratio upon the occurrence and during the continuance of any Covenant Compliance Event, as defined in the Credit Agreement), and events of default for facilities of this type and are cross-collateralized and cross-defaulted. Collateral for the Revolving Credit Facility and the Equipment Term Loan consists of substantially all of our personal property. Wells Fargo has a first lien on all collateral other than equipment. Wells Fargo Equipment Finance had a first lien on equipment through January 22, 2018, when we repaid the Equipment Term Loan in full. On February 3, 2018, we were in compliance with all debt covenants.

Borrowings under the Credit Agreement are either Base Rate Loans or London Interbank Offered Rate (“LIBOR”) loans. LIBOR Loans bear interest equal to the adjusted LIBOR plus the applicable margin (125 to 175 basis points) depending on the quarterly average excess availability. Base Rate Loans bear interest equal to the highest of (a) the Federal Funds Rate plus 0.50 percent, (b) the Adjusted LIBOR plus 1.00 percent, or (c) the Wells Fargo “prime rate,” plus the Applicable Margin (25 to 75 basis points).

The weighted average interest rate for the amount outstanding under the Credit Agreement was 2.83 percent as of February 3, 2018.

Sun Trust Loan

On February 2, 2018, we executed a promissory note (the “Note”) under which we borrowed approximately $13.7 million (the “SunTrust Loan”) from SunTrust Bank (the “Trustee”) in its capacity as the trustee under a trust agreement (the “Trust Agreement”) dated September 1, 1999. The trust established by the Trust Agreement (the “Trust”) holds certain whole life insurance policies related to our executive deferred compensation plans. The Trustee obtained loans from the insurance policies held in the Trust in an amount not less than the amount of the SunTrust Loan. The Sun Trust Loan is a short-term obligation and the proceeds were used to pay down borrowings under the existing Credit Agreement which provided additional availability under that agreement.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The SunTrust Loan has a fixed interest rate of 3.58 percent per annum (“Interest Rate”) and an original maturity date of April 1, 2018. On March 7, 2018, we executed an amendment to the Note under which the Trustee extended the maturity date of the note from April 1, 2018, to July 1, 2018 (the “Maturity Date”). The amendment did not alter the short-term nature of the SunTrust Loan. The Note may be prepaid in whole or in part at any time. All unpaid principal and accrued interest on the Note will become due and payable on the Maturity Date. The Trustee may offset payments due under the Note against amounts we are otherwise entitled to withdraw from the Trust under the terms of the Trust Agreement.

The Term Loan Agent and Wells Fargo have entered into an Intercreditor Agreement dated as of March 14, 2018 (the “Intercreditor Agreement”), acknowledged by us under the Term Loan and the Credit Agreement.

The following table sets forth the aggregate maturities of our debt subsequent to February 3, 2018 for the following fiscal years:

2018	$13,738
2019	-
2020	142,387
2021	-
2022	-
Thereafter	-

Total	$156,125

Financing Transaction Subsequent to February 3, 2018

On March 14, 2018, we entered into a Term Loan Credit Agreement with Gordon Brothers Finance Company, as administrative agent (in such capacity, the “Term Loan Agent”), and Gordon Brothers Finance Company, LLC, as lender (the “Term Loan Agreement”). The Term Loan Agreement provided for a term loan in the amount of $50.0 million (the “Term Loan”) and paid in full the existing $25.0 million Tranche A-1 Revolving Loan (as defined in the Credit Agreement) under the Credit Agreement. Debt issuance costs associated with the Term Loan were capitalized in the amount of $0.7 million and will be amortized over the term of the loan. The net proceeds of $49.3 million from the Term Loan were used to permanently pay off the Tranche A-1 Revolving Loan (as defined in the Credit Agreement) and to pay down the Credit Agreement. After utilizing proceeds from the Term Loan Agreement for repayment of amounts outstanding under the existing Tranche A-1 Revolving Loans, the Term Loan resulted in an increase in our Excess Availability of $25.0 million under the Credit Agreement.

The Term Loan will mature on the earlier of (1) the termination date specified in our Credit Agreement, as such date may be extended with the consent of the Term Loan Agent or in accordance with the Intercreditor Agreement (defined below), and (2) March 14, 2020. This will add an additional $49.3 million to the aggregate maturities of debt in 2020 presented above.

The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants including the retention of the existing minimum 1.0 to 1.0 consolidated fixed charge coverage ratio under the Credit Agreement, which limits borrowing availability if not met during periods where Revolving Excess Availability (as defined in the Term Loan Agreement) is less than the greater of $20.0 million or 10.0 percent of Combined Loan Cap (as defined in the Term Loan Agreement) for four consecutive business days, and events of default for a facility of this type. The Term Loan is secured by a second lien security interest (subordinate only to the liens securing the Credit Agreement) on all assets securing the Credit Agreement (which consist of substantially all of our personal property), except furniture, fixtures and equipment and intellectual property, upon which the Term Loan lenders will have a first lien security interest. If at any time prior to the first anniversary date of the Term Loan, the Revolving Excess Availability is less than $20.0 million, if requested by the Term Loan Agent, the Term Loan will also be secured by a first lien on leasehold interests in real property with an aggregate value of not less than $10.0 million, and the Credit Agreement will be secured by a second lien on such leasehold interests.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The Term Loan is subject to certain mandatory prepayments if an Event of Default (as defined in the Term Loan Agreement) exists. If no such Event of Default exists, proceeds of Term Loan priority collateral are to be applied to amounts outstanding under the Credit Agreement.

The non-default interest rate applicable to the Term Loan under the Term Loan Agreement is a fluctuating rate of interest equal to three-month LIBOR (with a floor of 1.5 percent) plus 8.5 percent per annum.

5. Leases

We lease all of our retail stores, support facilities and certain equipment under operating leases. Our store leases are generally for 10 years with options to extend the lease term for two or more 5-year periods. Annual store rent is generally comprised of a fixed minimum amount plus an insignificant contingent amount based on a percentage of sales in excess of specified levels. Most store leases also require additional payments covering real estate taxes, common area costs and insurance.

The following table sets forth rent expense:

	2017	2016	2015
Minimum rentals	$96,782	$92,859	$86,572
Contingent rentals	325	300	373
Rent expense	$97,107	$93,159	$86,945

The following table sets forth the future contractual minimum lease payments under operating leases at February 3, 2018:

2018	$99,582
2019	91,943
2020	80,529
2021	70,403
2022	56,161
Thereafter	126,493
Total	$525,111

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

6. Income Taxes

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

	February 3, 2018	January 28, 2017
Deferred income tax assets:
Employee benefit expense	$9,359	$13,983
Deferred rents	10,071	15,874
Net operating loss carryforwards	5,097	206
Other	7,026	5,287
	31,553	35,350
Valuation allowance	(2,384)	-
Gross deferred income tax assets, net of valuation allowance	$29,169	$35,350
Deferred income tax liabilities:
Property and equipment	$(26,947)	$(36,230)
Inventory	(1,652)	(744)
Other	(570)	(1,598)
Total deferred income tax liabilities	(29,169)	(38,572)

Net deferred income tax assets (liabilities)	$-	$(3,222)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes including among other items, a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Although the Tax Act is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017. The effect of the lower corporate tax rate on our net deferreds was not significant.

Further, due to the Tax Act, Net Operating Losses (“NOLs”) for years ending after December 31, 2017 are no longer able to be carried back and are instead only able to be carried forward for an indefinite period. Based on the foregoing, we do not believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets and therefore established a full valuation allowance of $2.4 million against our net Deferred Tax Assets, effective for the current fiscal year.

We are required to maintain this valuation allowance against our deferred tax assets until we believe it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC 740, the valuation allowance would be reversed accordingly in the period that such determination is made.

As of February 3, 2018 we have gross NOL carryforwards for Federal income tax purposes of $14.8 million. Additionally, as of February 3, 2018, we have gross NOL carryforwards for State income tax purposes of $25.3 million that will begin to expire in 2023.

Deferred tax assets (liabilities) are reflected on the Consolidated Balance Sheets as follows:

	February 3, 2018	January 28, 2017
Non-current deferred tax assets (included in other assets)	$-	$443
Non-current deferred tax liabilities (included in other liabilities)	-	(3,665)
Net deferred tax asset (liability)	$-	$(3,222)

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The components of income tax (benefit) expense are as follows:

	2017	2016	2015
Current:
Federal	$(7,222)	$(2,131)	$18,298
State	(1,254)	(423)	1,392
Total Current	(8,476)	(2,554)	19,690
Deferred:
Federal	(3,665)	1,870	(4,820)
State	443	(35)	(301)
Total Deferred	(3,222)	1,835	(5,121)
Income tax (benefit) expense	$(11,698)	$(719)	$14,569

Beginning in 2017, ASU No. 2016-09 required all of the tax effects related to share-based payments to be recorded through the income statement. During 2016 and 2015 we realized a tax shortfall of $0.9 million and an excess tax benefit of $3.6 million respectively, related to share-based compensation plans that were recorded in additional paid-in capital on the Consolidated Balance Sheets.

Income tax expense differs from the amount of income tax determined by applying the statutory U.S. corporate tax rate to pre-tax amounts due to the following items:

	2017	2016	2015
Federal tax at the statutory rate	33.8%	35.0%	35.0%
State income taxes, net of federal benefit	3.5%	143.7%	3.7%
Permanent differences and other	1.8%	47.1%	(0.6)%
Valuation Allowance	(6.6)%	-	-
Effective tax rate	32.5%	225.8%	38.1%

The effective tax rate (“ETR”) represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns, adjusted for the impact of permanent differences. The effect of measurement period adjustments from the enacted Tax Cuts and Jobs act on the effective tax rate was 1.8%.

The following is a reconciliation of the change in the amount of unrecognized tax benefits:

	2017	2016	2015
Beginning balance	$242	$242	$341
Decreases due to Settlements	-	-	(99)
Ending balance	$242	$242	$242

As of February 3, 2018, there were no unrecognized tax benefits (“UTBs”) that, if recognized, would affect the ETR. We recognize interest and penalties related to UTBs in interest expense and penalties. During 2017, 2016, and 2015, the amount of interest and penalties related to UTBs was less than $0.1 million. The total amount of accrued interest and accrued penalties related to UTBs as of February 3, 2018, January 28, 2017, and January 30, 2016, was less than $0.1 million.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the tax years 2014 through 2016. Our state tax returns are open to audit under statutes of limitations for the tax years 2012 through 2016.

7. Employee Benefit Plans

We have a defined contribution retirement plan (a 401(k) plan) covering employees who are at least 21 years of age, have completed at least one year of service and who work at least 1,000 hours annually. Under the profit sharing portion of the plan, we can make discretionary contributions which vest at a rate of 20 percent per year after two years of service. During 2017, 2016 and 2015, we matched 50 percent of an employee’s voluntary pre-tax contributions up to a maximum

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

of 4 percent of an employee’s compensation. We have suspended our matching contribution beginning in 2018. Our matching portion vests in accordance with the plan’s vesting schedule. Our contributions to the retirement plan, net of forfeitures, were $1.7 million for 2017 and $1.8 million for each of 2016 and 2015, and are included in SG&A on the Consolidated Statements of Operations.

We have an executive deferral plan providing officers, key executives and director-level employees with the opportunity to defer receipt of salary, bonus and other compensation. The plan allows for us to make discretionary contributions. During 2017, 2016, and 2015, we matched contributions up to 10 percent of salary and bonuses. During 2017 and 2016, discretionary contributions were matched at a rate of 50 percent for officers and key executives and a rate of 25 percent for directors. During 2015, discretionary contributions were matched at a rate of 75 percent for officers and key executives and a rate of 37.5 percent for directors. We have suspended our matching contribution beginning in 2018.

Matching contributions and related investment earnings for the executive deferral plan vest at 20 percent per year in each of years four through eight, at which time a participant is fully vested. The executive deferral plan liability was $15.3 million and $14.5 million at February 3, 2018, and January 28, 2017, respectively, and is included in Other liabilities on the Consolidated Balance Sheets. The expense for this plan, net of forfeitures, was less than $0.1 million in 2017 and $0.2 million in 2016. In 2015, forfeitures exceeded expense for this plan, resulting in $0.1 million of income.

We provide an executive split-dollar life insurance benefit which provides officers, key executives and director-level employees with pre-retirement life insurance benefits based upon three to five times the current annual compensation. The discount rate used to determine the benefit obligation was 3.45 percent and 4.00 percent as of February 3, 2018, and January 28, 2017, respectively. On February 1, 2018, we canceled the significant majority of our executive split-dollar life insurance plan.

The post-retirement benefit obligations included in Other liabilities in the Consolidated Balance Sheets were $0.1 million and $1.8 million for 2017 and 2016, respectively.

The net periodic postretirement benefit costs for 2017, 2016 and 2015 were less than $0.1 million.

The following table sets forth the amounts included in Accumulated other comprehensive (loss) income:

	February 3, 2018	January 28, 2017	January 30, 2016
Total net actuarial gain	$66	$24	$68

In connection with the executive deferral and executive split-dollar life insurance plans, whole life insurance contracts were purchased on the related participants. On February 3, 2018, and January 28, 2017, the cash surrender value of these policies was $15.3 million and $19.8 million, respectively, and is included in Other assets in the Consolidated Balance Sheets.

We have a noncontributory executive retiree medical plan wherein eligible retired executives may continue their pre-retirement medical, dental and vision benefits through age 65. The postretirement benefit liability was $0.9 million at February 3, 2018, and $0.9 million at January 28, 2017. Accumulated other comprehensive loss on the Consolidated Balance Sheets includes less than $0.1 million in income for this plan at February 3, 2018, and January 28, 2017. The expense recorded in Net (loss) income for 2017, 2016 and 2015 was less than $0.1 million each year.

8. Shareholders’ Equity

Dividends

In 2017, we paid a quarterly cash dividend of $0.075 per common share on April 14, 2017. In 2016, we paid a quarterly dividend of $0.075 per common share on April 15, 2016, July 15, 2016, October 14, 2016, and January 13, 2017. In 2015, we paid a special cash dividend of $5.00 per common share on February 27, 2015, and four quarterly dividends of $0.075 per common share on April 17, 2015, July 17, 2015, October 16, 2015, and January 15, 2017.

Stock Repurchase Plan

During 2017, 2016 and 2015 we repurchased 81,232 shares, 224,344 shares and 262,219 shares, respectively, of our common stock in the open market at a total cost of $0.2 million, $1.7 million and $3.6 million, respectively. Stock

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

repurchases on the open market, under a Board of Directors authorized plan, were for taxes due on the vesting of employee stock awards. As of February 3, 2018, there are 415,298 shares which can be repurchased pursuant to the Board of Directors’ current authorization.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “Stock Purchase Plan”) whereby all employees who complete six months of employment and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan may purchase shares of our common stock at 85 percent of the lower of the fair market value of our stock determined at either the beginning or the end of each semi-annual option period. Shares eligible under the Stock Purchase Plan, which is effective for the years 1997 through 2020, are limited to 2.9 million shares in the aggregate, with no more than 200,000 shares being made available in each calendar year, excluding carryover from previous years. In 2017, 2016 and 2015, the participants acquired 228,562 shares, 145,136 shares and 111,806 shares of common stock at weighted-average per share prices of $1.44, $5.13 and $6.87, respectively. The fair value of Stock Purchase Plan shares was estimated using the Black-Scholes-Merton call option value model with the following weighted-average assumptions for 2017: expected volatility of 61.40 percent, expected dividend yield of 5.47 percent, a risk-free interest rate of 0.62 percent, a present-value discount factor of 1.0 percent and an expected term of six months. Share-based compensation expense for the Stock Purchase Plan was $0.3 million, $0.3 million and $0.3 million in 2017, 2016 and 2015, respectively. We had 15,452 shares authorized and available for grant under the Stock Purchase Plan at February 3, 2018. Our Board of Directors adopted a new Employee Stock Purchase Plan in December 2017, subject to the approval of the plan by our shareholders at our June 19, 2018 annual meeting.

Omnibus Plans

On January 23, 2018, our Board of Directors (the “Board”) adopted the 2018 Omnibus Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance share awards and other equity-based awards to employees, directors and consultants of Stein Mart and our affiliates. The 2018 Plan is intended to replace our 2001 Omnibus Plan (as amended and restated, the “2001 Plan”), and, together with the 2018 Plan, the “Omnibus Plans”), and, upon the approval of the 2018 Plan by our shareholders, no further awards will be granted under the 2001 Plan. We intend to submit the 2018 Plan for approval at our 2018 annual meeting of shareholders. The Board, or a committee to which it delegates authority, determine the terms of all grants. The shares will be issued from authorized and unissued shares of our common stock. Expired and forfeited awards become available for re-issuance. Vesting and exercise are contingent on continued employment.

The following table sets forth the number of awards authorized and available for grant under the 2001 Plan and 2018 Plan at February 3, 2018 (shares in thousands):

	2001 Plan	2018 Plan
Total awards authorized	12,500	4,100
Awards available for grant	133	4,100

Stock Options

Under both of the Omnibus Plans, the exercise price of an option cannot be less than the fair value on the grant date. In general, for awards granted prior to 2014, one-third of the awards vest on each of the third, fourth and fifth-anniversary dates of grant. Awards under the 2001 Plan granted subsequent to 2013 generally vest monthly in equal amounts over a five-year period. The awards expire seven to ten years after the date of grant. Future grants under the 2018 Plan have a minimum vesting period of one year, subject to certain exceptions.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following table sets forth the summary of stock option information for the year ended February 3, 2018 (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 28, 2017	1,892	$6.64
Granted	500	3.72
Exercised	-	0.00
Cancelled or forfeited	(247)	7.11
Outstanding on February 3, 2018	2,145	5.90	6.25 years	-
Exercisable stock options at February 3, 2018	707	$5.49	4.11 years	$-

The aggregate intrinsic value in the table above represents the excess of our closing stock price on February 2, 2018, the last business day of our 2017 fiscal year, and ($0.65 per share) over the exercise price, multiplied by the applicable number of in-the-money options, this amount changes based on the fair market value of our common stock. Because there were no in-the-money options outstanding and exercisable on February 3, 2018, the aggregate intrinsic value is zero.

As of February 3, 2018, there was $1.5 million of unrecognized compensation cost related to stock options which are expected to be recognized over a weighted-average period of 1.3 years using the mid-point method. The weighted-average grant-date fair value of options granted was $0.82, $2.36 and $2.50 during 2017, 2016, and 2015, respectively. There were no options exercised in 2017. The total intrinsic value of stock options exercised was $0.6 million and $0.9 million during 2016 and 2015, respectively. The total tax benefit realized from the exercise of stock options $0.2 million and $0.2 during 2016 and 2015, respectively.

The fair value of each stock option granted during 2017, 2016 and 2015 was estimated at the date of grant using the Black-Scholes-Merton options pricing model with the following weighted-average assumptions:

	2017	2016	2015
Expected term	5.0 years	5.6 years	4.9 years
Risk-free interest rate	1.9%	1.6%	1.3%
Volatility	43.1%	40.3%	38.5%
Dividend yield	8.1%	4.0%	3.1%

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

Restricted Stock and Performance Share Awards

We have issued restricted stock restricted stock units and performance share awards to eligible participants under the Omnibus Plans. All restricted stock and restricted stock unit awards have restriction periods tied primarily to employment, and all performance share awards have vesting tied to market-based performance and service. Restricted Stock Awards under the Omnibus plans entitle the recipient to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. Vesting for most restricted stock and restricted stock unit awards is based on the service period and vesting generally occurs between three and five

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

years following the date of grant. Unvested awards are forfeited upon termination of employment unless the award agreement provides otherwise. The total value of share-based compensation expense for restricted stock is based on the closing price of our common stock on the date of grant. The fair value of the market-based performance share awards was determined using a Monte-Carlo simulation model. Performance share awards provide the right to receive a share award at the end of a specified period in which a performance goal based on total shareholder return has been established.

The following table sets forth non-vested stock activity for the year ended February 3, 2018 (shares in thousands):

	Restricted Stock Awards		Performance Share Awards
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested on January 28, 2017	902	$8.51	899	$10.39
Granted	877	1.77	463	0.80
Vested	(121)	8.10	-	-
Cancelled or forfeited	(177)	6.54	(153)	6.75
Non-vested on February 3, 2018	1,481	$4.90	1,209	$5.94
Total unrecognized compensation cost	$2,850		$1,584
Weighted-average expected life remaining	1.1 years		0.66 years

The total fair value of restricted stock vested was $1.0 million, $3.3 million and $3.0 million during 2017, 2016 and 2015, respectively. No performance awards vested in 2017. The total fair value of performance awards vested was $1.6 million and $4.8 during 2016 and 2015, respectively.

In February 2015, as a result of paying a special cash dividend, all outstanding performance share awards were modified to increase the number of shares in order to maintain the original grant fair value. No incremental stock compensation expense resulted from the modification. The restricted stock awards were not modified because they participated in the special cash dividend.

Share-Based Compensation Expense

The following table sets forth the share-based compensation expense for the years ended February 3, 2018, January 28, 2017 and January 30, 2016:

	2017	2016	2015
Cost of merchandise sold	$1,867	$2,551	$2,118
Selling, general and administrative expenses	3,824	5,372	4,398
Total share-based compensation expense	$5,691	$7,923	$6,516

9. Commitments and Contingencies

We are involved in various routine legal proceedings incidental to the conduct of our business. While some of these matters could be material to our results of operations or cash flows for any particular period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

aggregate will have a material adverse effect on our overall financial condition. During the years ended February 3, 2018 and January 28, 2017, we incurred expense of $0.1 million and $2.0 million, respectively, for legal settlements.

10. Quarterly Results of Operations (Unaudited)

	Year Ended February 3, 2018
	13 Weeks Ended April 29, 2017	13 Weeks Ended July 29, 2017	13 Weeks Ended October 28, 2017	14 Weeks Ended February 3, 2018
Net sales	$337,335	$311,036	$285,395	$384,867
Gross profit	95,556	64,668	68,269	102,448
Net income (loss)	3,700	(12,993)	(14,616)	(415)
Basic net income (loss) per share	$0.08	$(0.28)	$(0.31)	$(0.01)
Diluted net income (loss) per share	$0.08	$(0.28)	$(0.31)	$(0.01)
Weighted-average shares outstanding:
Basic	46,165	46,264	46,447	46,482
Diluted	46,171	46,264	46,447	46,482

	Year Ended January 28, 2017
	13 Weeks Ended April 30, 2016	13 Weeks Ended July 30, 2016	13 Weeks Ended October 29, 2016	13 Weeks Ended January 28, 2017
Net sales	$355,712	$319,761	$299,527	$385,518
Gross profit	108,892	89,439	72,711	87,937
Net income (loss)	13,311	3,007	(11,010)	(4,907)
Basic net income (loss) per share	$0.29	$0.07	$(0.24)	$(0.11)
Diluted net income (loss) per share	$0.29	$0.06	$(0.24)	$(0.11)
Weighted-average shares outstanding:
Basic	45,595	45,719	45,845	45,981
Diluted	46,275	46,555	45,845	45,981

The sum of the quarterly Net income (loss) per share amounts may not equal the annual amount because income (loss) per share is calculated independently for each quarter.

11. Related Party Transactions

One of our directors is the majority shareholder of the law firm that serves as our general counsel. Legal fees paid to this firm were $0.2 million in 2017, 2016 and 2015. In addition, the director also participated in our 2017, 2016 and 2015 Incentive Plans related to his role as general counsel.