Form 10-Q
period 2018-05-05
STEIN MART INC
filed 2018-06-07
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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

The number of shares outstanding of the Registrant’s common stock as of June 6, 2018, was 47,871,360.

Stein Mart, Inc.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	May 5, 2018	As Adjusted February 3, 2018	As Adjusted April 29, 2017

ASSETS
Current assets:
Cash and cash equivalents	$16,165	$10,400	$15,554
Inventories	296,964	270,237	322,030
Prepaid expenses and other current assets	35,597	26,620	26,007

Total current assets	348,726	307,257	363,591
Property and equipment, net of accumulated depreciation and amortization of $235,748, $231,997 and $221,626, respectively	144,109	151,128	164,012
Other assets	24,838	24,973	28,692

Total assets	$517,673	$483,358	$556,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,632	$119,388	$162,208
Current portion of long-term debt	159,415	13,738	8,333
Accrued expenses and other current liabilities	78,418	78,453	73,175

Total current liabilities	331,465	211,579	243,716
Long-term debt, net of current portion	49,266	142,387	149,119
Deferred rent	41,535	40,860	42,509
Other liabilities	38,785	40,214	49,128

Total liabilities	461,051	435,040	484,472

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock - $.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-	-
Common stock - $.01 par value; 100,000,000 shares authorized; 47,910,450, 47,978,275 and 47,181,498 shares issued and outstanding, respectively	479	480	472
Additional paid-in capital	56,961	56,002	51,557
Retained (deficit) earnings	(576)	(7,918)	20,090
Accumulated other comprehensive loss	(242)	(246)	(296)

Total shareholders’ equity	$56,622	$48,318	$71,823

Total liabilities and shareholders’ equity	$517,673	$483,358	$556,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	13 Weeks Ended May 5, 2018	As Adjusted 13 Weeks Ended April 29, 2017

Net sales	$326,685	$337,335
Other revenue	4,302	3,714

Total revenue	330,987	341,049
Cost of merchandise sold	230,621	241,779
Selling, general and administrative expenses	90,509	89,208

Operating income	9,857	10,062
Interest expense, net	2,463	1,139

Income before income taxes	7,394	8,923
Income tax expense	60	5,223

Net income	$7,334	$3,700

Net earnings per common share:
Basic	$0.16	$0.08

Diluted	$0.16	$0.08

Weighted-average shares outstanding:
Basic	46,610	46,165

Diluted	46,659	46,171

Dividends declared per common share	$-	$0.075

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	13 Weeks Ended May 5, 2018	13 Weeks Ended April 29, 2017

Net income	$7,334	$3,700

Other comprehensive income, net of tax:

Amounts reclassified from accumulated other comprehensive income	4	8

Comprehensive income	$7,338	$3,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	13 Weeks Ended May 5, 2018	As Adjusted 13 Weeks Ended April 29, 2017

Cash flows from operating activities:
Net income	$7,334	$3,700
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,070	8,085
Share-based compensation	995	1,523
Store closing charges	116	286
Impairment of property and other assets	299	31
Loss on disposal of property and equipment	99	232
Deferred income taxes	-	4,858
Changes in assets and liabilities:
Inventories	(26,727)	(30,920)
Prepaid expenses and other current assets	(8,977)	4,242
Other assets	(2,311)	1,196
Accounts payable	(25,735)	47,924
Accrued expenses and other current liabilities	217	296
Other liabilities	(586)	(1,355)

Net cash (used in) provided by operating activities	(47,206)	40,098

Cash flows from investing activities:
Net acquisition of property and equipment	(1,664)	(7,182)
Proceeds from cancelled corporate owned life insurance policies	2,514	83

Net cash provided by (used in) investing activities	850	(7,099)

Cash flows from financing activities:
Proceeds from borrowings	428,877	108,911
Repayments of debt	(375,587)	(133,261)
Debt issuance costs	(802)	-
Cash dividends paid	(147)	(3,494)
Capital lease payments	(183)	-
Repurchase of common stock	(37)	(205)

Net cash provided by (used in) financing activities	52,121	(28,049)

Net increase in cash and cash equivalents	5,765	4,950
Cash and cash equivalents at beginning of year	10,400	10,604

Cash and cash equivalents at end of period	$16,165	$15,554

Supplemental disclosures of cash flow information:
Income taxes received	$(228)	$(8,220)
Interest paid	2,096	1,087
Accruals and accounts payable for capital expenditures	379	1,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In our opinion, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair presentation have been included. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. These Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended February 3, 2018, filed with the Securities and Exchange Commission (“SEC”) on May 4, 2018.

As used herein, the terms “we,” “our,” “us” and “Stein Mart” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this ASU on February 4, 2018, for all revenue contracts with our customers using the full retrospective approach and increased retained earnings as of January 28, 2017, by less than $0.1 million as we now recognize Ecommerce sales when orders are delivered to the carrier and no longer reserve for orders in transit. We changed the balance sheet presentation of our sales return liability. Prior to the adoption of ASU No. 2014-09 our sales return liability was recorded as a net liability. We now recognize a gross return liability for the sales amounts expected to be refunded to customers and a corresponding asset for the recoverable cost of the merchandise expected to be returned by customers. Other changes relate primarily to the presentation of revenue. Revenue associated with our credit card program and breakage revenue has been retrospectively reclassed to present the revenue in other revenues, rather than as an offset to selling, general and administrative expenses on the Condensed Consolidated Statements of Income (Unaudited) for all periods presented.

Revenue from sales of our merchandise is recognized at the time of sale net of any returns, discounts and percentage-off coupons. Our Ecommerce operation records revenue as orders are fulfilled and provided to a carrier for delivery. Shipping and handling fees charged to customers are also included in total net sales with corresponding costs recorded as cost of goods sold as they are considered a fulfillment cost. Future merchandise returns are estimated based on historical experience. Sales tax collected from customers is not recognized as revenue and is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets (Unaudited) until paid. Our shoe department and luxury handbag department inventory are each owned by separate single suppliers under supply agreements. Our commission from the sales in these areas is included in net sales in the Condensed Consolidated Statements of Income (Unaudited).

We offer gift and merchandise return cards to our customers. Some cards are electronic and none have expiration dates. At the time gift cards are sold the issuance is recorded as a liability to customers and no revenue is recognized. At the time merchandise return cards are issued for returned merchandise, the sale is reversed and a liability to customers is recorded. These card liabilities are reduced and sales revenue recognized when they are redeemed for merchandise. Card liabilities are included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets (Unaudited).

Our gift and merchandise return cards may not ultimately be redeemed either in full or partially. We account for this “breakage” of unused amounts as revenue in proportion to the pattern of rights exercised by the customer. With the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), breakage revenue is recorded within other revenue in the Condensed Consolidated Statements of Income (Unaudited). During the 13 weeks ended May 5, 2018 and April 29, 2017, we recognized $0.6 million and $0.3 million, respectively, of breakage revenue on unused gift and merchandise return cards.

Credit Card

We offer co-branded and private label credit cards under the Stein Mart brand. These cards are issued by Synchrony Bank (“Synchrony”). Synchrony extends credit directly to card holders, provides all servicing for the credit card accounts and bears all risk of credit and fraud losses.

We receive royalty revenue from Synchrony based on card usage in our stores and at other retailers for the Stein Mart Mastercard. We also receive revenues from them for new accounts and gainsharing based on the profitability of the overall program. With the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), this credit card revenue is recorded within other revenue in the Condensed Consolidated Statements of Income (Unaudited). Prior to the adoption of ASU No. 2014-09, these amounts were recorded as an offset to selling, general and administrative expenses. These revenues are recorded as they are earned based on the occurrence of the various program activities and represent the majority of other revenue.

Once a card is activated, the card holders are eligible to participate in the credit card rewards program, which provides for an incentive to card holders in the form of reward points for which certificates are issued in $10 increments, which is equivalent to 1,000 points. Points are valued at the stand alone selling price of the certificates issued. We defer a portion of our revenue for loyalty points earned by customers using the co-branded and private label cards and recognize the revenue as the certificates earned are used to purchase merchandise by our customers. Stein Mart card holders also receive special promotional offers and advance notice of in-store sales events.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Adjustments to Previously Reported Financial Statements

The following tables set forth the adjustments made to our financial statements for the adoption of ASU No. 2014-09 (in thousands):

Condensed Consolidated Balance Sheets

	February 3, 2018
	As Reported	Adjustment	As Adjusted

Prepaid expenses and other current assets	$24,194	$2,426	$26,620
Accrued expenses and other current liabilities	76,058	2,395	78,453
Retained deficit	(7,949)	31	(7,918)

	April 29, 2017
	As Reported	Adjustment	As Adjusted

Prepaid expenses and other current assets	$24,161	$1,846	$26,007
Accrued expenses and other current liabilities	71,360	1,815	73,175
Retained earnings	20,059	31	20,090

Condensed Consolidated Statements of Income

	13 Weeks Ended - April 29, 2017
	As Reported	Adjustment	As Adjusted

Other revenue	$-	$3,714	$3,714
Selling, general and administrative expenses	85,494	3,714	89,208

Condensed Consolidated Statements of Cash Flows

	13 Weeks Ended - April 29, 2017
	As Reported	Adjustment	As Adjusted

Prepaid expenses and other current assets	$6,088	$(1,846)	$4,242
Accrued expenses and other current liabilities	(1,550)	1,846	296

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Revenue

The following table sets forth our revenue by type of contract (in thousands):

	13 Weeks Ended May 5, 2018	13 Weeks Ended April 29, 2017
Store sales (1)	$306,911	$322,171
Ecommerce sales (1)	12,814	8,598
Licensee commissions (2)	6,960	6,566
Net sales	$326,685	$337,335
Credit card revenue (3)	2,268	2,668
Breakage revenue (4)	1,995	995
Other	39	51
Other revenue	4,302	3,714
Total revenue	$330,987	$341,049

(1)	Store and Ecommerce sales are net of any returns, discounts and percentage-off coupons.
(2)	Licensee commissions are leased department commissions received net of any returns.
(3)	Credit card revenue earned from Synchrony programs.
(4)	Breakage revenue earned on unused gift and merchandise return cards and unused certificates and loyalty reward points.

The following table sets forth the gross up of the sales return reserve (in thousands):

	May 5, 2018	February 3, 2018	April 29, 2017
Reserve for sales returns	$(6,133)	$(4,094)	$(3,141)
Cost of inventory returns	3,378	2,426	1,846
The following table sets forth the contract liabilities and their relationship to revenue (in thousands):
	May 5, 2018	February 3, 2018	April 29, 2017
Deferred revenue contracts	(12,115)	(12,512)	(13,703)
Gift card liability	(9,675)	(12,180)	(9,577)
Credit card reward liability	(4,449)	(4,689)	(3,175)
Liability for deferred revenue	$(26,239)	$(29,381)	$(26,455)

Contract liabilities include consideration received for gift card and loyalty related performance obligations which have not been satisfied as of the dates presented above.

The following table sets forth a rollforward of the amounts included in contract liabilities for the periods presented (in thousands):

	13 Weeks Ended May 5, 2018	13 Weeks Ended April 29, 2017
Beginning balance	$29,381	$29,412
Current period gift cards sold and loyalty reward points earned	7,101	6,334
Net sales from redemptions (1)	(7,851)	(7,900)
Breakage and amortization (2)	(2,392)	(1,391)
Ending balance	$26,239	$26,455

(1)	$4.5 million and $4.6 million in net sales from redemptions were included in the beginning balance of contract liabilities for the 13 weeks ended May 5, 2018 and April 29, 2017, respectively.
(2)	$2.3 million and $1.3 million in breakage and amortization were included in the beginning balance of contract liabilities for the 13 weeks ended May 5, 2018 and April 29, 2017, respectively.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Accrued Expenses and Other Current Liabilities

The following table sets forth the major components of accrued expenses and other current liabilities (in thousands):

	May 5, 2018	February 3, 2018	April 29, 2017
Property taxes	$14,280	$17,451	$12,876
Unredeemed gift and merchandise return cards	9,640	12,150	9,559
Compensation and employee benefits	8,068	7,732	7,116
Accrued vacation	7,632	7,632	7,715
Other	38,798	33,488	35,909
Accrued expenses and other current liabilities	$78,418	$78,453	$73,175

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-04, Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in practice of accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this ASU on February 4, 2018, and the adoption did not have a material effect on our financial condition, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities, to be reflected on the lessee’s balance sheet; and expanding and adding to the required disclosures for lessees. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. We are in the process of evaluating our lease portfolio and identifying what additional data will be needed to comply with the new standard. We have identified a software application suited to track and account for leases under the new standard. We plan to adopt ASU 2016-02 in fiscal 2019 and are currently evaluating the overall effect the adoption of this ASU will have on our financial condition, results of operations and cash flows. We currently believe the adoption of this ASU will have a significant effect on our Consolidated Balance Sheets due to the addition of our applicable leased assets and related liabilities. We do not believe the adoption of this ASU will have a significant effect on our results of operations as the depreciation and interest under the new standard will approximate our rent expense as it is currently being recorded.

2. Shareholders’ Equity

Dividends

During the 13 weeks ended May 5, 2018, there were no cash dividends declared. We paid $0.1 million in accrued dividends on restricted shares that vested during the period. During the 13 weeks ended April 29, 2017, we paid a quarterly cash dividend of $0.075 per common share on April 14, 2017.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Stock Repurchase Plan

During the 13 weeks ended May 5, 2018, we repurchased 45,103 shares of our common stock at a total cost of less than $0.1 million. During the 13 weeks ended April 29, 2017, we repurchased 56,753 shares of our common stock at a total cost of approximately $0.2 million. Stock repurchases were for tax withholding amounts due on employee stock awards and during 2018 and 2017, included no shares purchased on the open market under our previously authorized stock repurchase plan. As of May 5, 2018, there are 370,195 shares that can be repurchased pursuant to the Board of Directors’ current authorization.

3. Earnings per Share

Our restricted stock awards granted in 2013 contain non-forfeitable rights to dividends and, as such, are considered participating securities. Participating securities are to be included in the calculation of earnings per share under the two-class method. In applying the two-class method, income is allocated to both common shares and participating securities based on their respective weighted-average shares outstanding for the period.

The following table sets forth the calculation of basic and diluted earnings per common share (in thousands, except per share data):

	13 Weeks Ended May 5, 2018	13 Weeks Ended April 29, 2017
Basic:
Net income	$7,334	$3,700
Income allocated to participating securities	1	2
Net income available to common shareholders	$7,333	$3,698

Basic weighted-average shares outstanding	46,610	46,165
Basic earnings per common share	$0.16	$0.08

Diluted:
Net income	$7,334	$3,700
Income allocated to diluted participating securities	1	2
Net income available to common shareholders	$7,333	$3,698

Basic weighted-average shares outstanding	46,610	46,165
Incremental shares from share-based compensation plans	49	6
Diluted weighted-average shares outstanding	46,659	46,171
Diluted earnings per common share	$0.16	$0.08

Diluted weighted-average shares outstanding exclude approximately 3.7 million and 3.9 million shares during the 13 weeks ended May 5, 2018 and April 29, 2017, respectively, which are anti-dilutive for the periods presented. These shares are comprised of a mix of stock options, performance awards and restricted stock. Stock options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. Restricted stock and performance shares excluded were shares that were anti-dilutive as calculated using the treasury stock method.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

4. Debt

The following table sets forth our debt (in thousands):

	May 5, 2018	February 3, 2018	April 29, 2017

Revolving credit facility	$ 146,128	$ 142,387	$ 149,150
Term loan	50,000	-	-
Promissory note	13,287	13,738	-
Equipment term loan	-	-	8,333

Total debt	209,415	156,125	157,483
Current portion	(159,415)	(13,738)	(8,333)
Debt issuance costs	(734)	-	(31)

Long-term debt	$ 49,266	$ 142,387	$ 149,119

Revolving Credit Facility and Equipment Term Loan

On February 3, 2015, we entered into a $250.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank (“Wells Fargo”) that will mature in February 2020 (the “Revolving Credit Facility”) and a secured $25.0 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan”) with an original maturity in February 2018. Borrowings under the Revolving Credit Facility were initially used for a special dividend but are subsequently being used for working capital, capital expenditures and other general corporate purposes. During 2015, debt issuance costs associated with the Revolving Credit Facility and the Equipment Term Loan were capitalized in the amount of $0.4 million and have been fully amortized. We repaid the Equipment Term Loan in full on January 22, 2018.

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

As a result of the Cash Dominion Event, all of our cash receipts are swept daily to repay outstanding borrowings under the Credit Agreement. We manage our cash on a daily basis and borrow against the Credit Agreement based on our daily cash disbursement needs. As long as we remain within the terms of the Credit Agreement, the bank is obligated to allow us to draw up to our borrowing availability. The Credit Agreement matures in February 2020; however, as a result of the Cash Dominion Event the amount outstanding under the Credit Agreement has been classified as a short-term obligation.

On March 14, 2018, we entered into Amendment No. 2 (the “Second Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Second Credit Agreement Amendment provides for, among other things, the following: (1) the $25.0 million Tranche A-1 Revolving Loans (as defined in the Second Credit Agreement Amendment) shall have been repaid in full with the proceeds of the Term Loan (as defined below); (2) the entry into the Intercreditor Agreement (as defined below); and (3) certain other modifications and updates to coordinate the Revolving Credit Facility with the Term Loan.

The total amount available for borrowings under the Credit Agreement is the lesser of $225.0 million or 100 percent of eligible credit card receivables and the net recovery percentage of inventories less reserves. On May 5, 2018, in addition to outstanding borrowings under the Credit Agreement, we had $7.9 million of outstanding letters of credit and our unused availability under the Credit Agreement was $40.0 million.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants (including the requirement of a 1.0 to 1.0 consolidated Fixed Charge Coverage Ratio upon the occurrence and during the continuance of any Covenant Compliance Event, as defined in the Credit Agreement), and events of default for facilities of this type and is cross-collateralized and cross-defaulted. Collateral for the Revolving Credit Facility and the Equipment Term Loan consists of substantially all of our personal property. Wells Fargo

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

has a first lien on all collateral other than equipment. Wells Fargo Equipment Finance had a first lien on equipment through January 22, 2018, when we repaid the Equipment Term Loan in full.

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

The weighted average interest rate for the amount outstanding under the Credit Agreement was 3.47 percent as of May 5, 2018.

Promissory Note

On February 2, 2018, we executed a promissory note under which we borrowed approximately $13.7 million (the “Promissory Note”) from SunTrust Bank (the “Trustee”) in its capacity as the trustee under a trust agreement (the “Trust Agreement”) dated September 1, 1999. The trust established by the Trust Agreement (the “Trust”) holds certain whole life insurance policies related to our executive deferred compensation plans. The Trustee obtained loans from the insurance policies held in the Trust in an amount not less than the amount of the Promissory Note. The Promissory Note is a short-term obligation and the proceeds were used to pay down borrowings under the existing Credit Agreement which provided additional availability under that agreement.

The Promissory Note has a fixed interest rate of 3.58 percent per annum and an original maturity date of April 1, 2018. On March 7, 2018, we executed an amendment to the Promissory Note under which the Trustee extended the maturity date of the note from April 1, 2018, to July 1, 2018 (the “Maturity Date”). The amendment did not alter the short-term nature of the Promissory Note. The Promissory Note may be prepaid in whole or in part at any time. All unpaid principal and accrued interest on the Promissory Note will become due and payable on the Maturity Date. The Trustee may offset payments due under the Promissory Note against amounts we are otherwise entitled to withdraw from the Trust under the terms of the Trust Agreement.

Term Loan

On March 14, 2018, we entered into a Term Loan Credit Agreement with Gordon Brothers Finance Company, as administrative agent (in such capacity, the “Term Loan Agent”), and Gordon Brothers Finance Company, LLC, as lender (the “Term Loan Agreement”). The Term Loan Agreement provided for a term loan in the amount of $50.0 million (the “Term Loan”) and paid in full the existing $25.0 million Tranche A-1 Revolving Loan (as defined in the Credit Agreement) under the Credit Agreement. Debt issuance costs associated with the Term Loan were capitalized in the amount of $0.8 million and will be amortized over the term of the loan. The net proceeds of $49.2 million from the Term Loan were used to permanently pay off the Tranche A-1 Revolving Loan (as defined in the Credit Agreement) and to pay down the Credit Agreement. After utilizing proceeds from the Term Loan Agreement for repayment of amounts outstanding under the existing Tranche A-1 Revolving Loans, the Term Loan resulted in an increase in our Excess Availability of approximately $25.0 million under the Credit Agreement.

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

The Term Loan is subject to certain mandatory prepayments if an Event of Default (as defined in the Term Loan Agreement) exists. If no such Event of Default exists, proceeds of the Term Loan priority collateral are to be applied to amounts outstanding under the Credit Agreement.

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

The weighted average interest rate for the amount outstanding under the Term Loan was 10.81 percent as of May 5, 2018.

The following table sets forth the aggregate maturities of our long-term debt at May 5, 2018 for the following fiscal years (in thousands):

2019	$ -
2020	50,000
2021	-
2022	-
2023	-
Thereafter	-

Total	$50,000

5. Commitments and Contingencies

We are involved in various routine legal proceedings incidental to the conduct of our business. During both the 13 weeks ended May 5, 2018 and April 29, 2017, we did not accrue for any actual or anticipated loss contingencies. While some of these matters could be material to our results of operations or cash flows for any particular period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our overall financial condition.

6. Income Taxes

Our income tax expense for the 13 weeks ended May 5, 2018, reflects our net operating loss carryforward position along with the valuation allowance established against deferred tax assets during the fourth quarter of 2017. The first quarter of 2018 expense represents certain state income tax expense. We expect the effective tax rate to be close to zero percent for all of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we,” “our,” “us” and “Stein Mart” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors including, but not limited to, the matters discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, filed with the Securities and Exchange Commission (“SEC”) on May 4, 2018. Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended February 3, 2018, filed with the SEC on May 4, 2018.

Overview

We are a national specialty off-price retailer offering designer and name-brand fashion apparel, home décor, accessories and shoes at everyday discount prices. Stein Mart provides real value that customers love every day both in stores and online. We currently operate 289 stores across 30 states.

Financial Overview for the 13 Weeks Ended May 5, 2018

•	Net sales were $326.7 million for the 13 weeks ended May 5, 2018, compared to $337.3 million for the 13 weeks ended April 29, 2017.
•	Comparable store sales for the 13 weeks ended May 5, 2018, decreased 0.7 percent compared to the 13 weeks ended April 29, 2017.
•

Net income for the 13 weeks ended May 5, 2018, was $7.3 million, or $0.16 per diluted share, compared to net income of $3.7 million, or $0.08 per diluted share, during the 13 weeks ended April 29, 2017.

•	We had $209.4 million, $156.1 million and $157.5 million of borrowings on our credit facilities as of May 5, 2018, February 3, 2018, and April 29, 2017, respectively.

Stores

The following table sets forth the stores activity for the 13 weeks ended May 5, 2018 and April 29, 2017:

	13 Weeks Ended May 5, 2018	13 Weeks Ended April 29, 2017

Stores at beginning of period	293	290
Stores opened during the period	-	5
Stores closed during the period	(4)	(3)

Stores at the end of period	289	292

Inventories

Inventory levels were $297.0 million as of May 5, 2018, compared to $270.2 million as of February 3, 2018 and $322.0 million as of April 29, 2017. Average inventories per store as of May 5, 2018, decreased 9.7 percent from April 29, 2017. We have intentionally operated with lower inventory levels during 2018, mainly by purchasing merchandise closer to the time of sales during the selling season.

Results of Operations

The following table sets forth each line item of our Condensed Consolidated Statements of Income (Unaudited) expressed as a percentage of net sales (1):

	13 Weeks Ended May 5, 2018	13 Weeks Ended April 29, 2017

Net sales	100.0%	100.0%
Other revenue	1.3%	1.1%
Total revenue	101.3%	101.1%

Cost of merchandise sold	70.6%	71.7%
Selling, general and administrative expenses	27.7%	26.4%

Operating income	3.0%	3.0%
Interest expense, net	0.8%	0.3%

Income before income taxes	2.3%	2.7%
Income tax expense	0.0%	1.6%

Net income	2.2%	1.1%

(1)	Table may not foot, due to rounding.

Important Information Regarding Non-GAAP Financial Measures

We report our financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, we believe that certain non-GAAP financial measures provide users of our financial information with additional useful information in evaluating operating performance. Non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, financial results prepared in accordance with GAAP. Items excluded from or included in non-GAAP financial measures may be significant and should be considered in assessing our financial condition and performance. The methods we used to calculate these non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, the non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies.

We believe that providing calculations of changes in comparable sales including and excluding sales from leased departments assists in evaluating our ability to generate sales growth, whether through owned businesses or departments leased to third parties. The following table sets forth these calculations.

	13 Weeks Ended May 5, 2018	13 Weeks Ended April 29, 2017

Decrease in comparable sales on an owned basis (1)	(1.8)%	(7.6)%
Effect of growth in comparable sales of departments licensed to third parties (2)	1.1%	0.5%

Decrease in comparable sales on an owned plus licensed basis	(0.7)%	(7.1)%

(1)

Represents the period-to-period percentage change in net sales from stores open throughout the period presented and the same period in the prior year and all online sales of steinmart.com, excluding commissions from departments leased to third parties.

(2)

Represents the effect of including the full sales amounts for departments leased to third parties throughout the period presented and the same period in the prior year on the calculation of comparable sales. We lease our shoe and vintage handbag departments to third parties and receive a commission from these third parties based on a percentage of their sales. In our financial statements prepared in conformity with GAAP, we include commissions (rather than sales of the departments licensed to third parties) in our net sales. We do not include the commission amounts from leased department sales in our comparable sales calculation.

13 Weeks Ended May 5, 2018, Compared to the 13 Weeks Ended April 29, 2017 (tables presented in thousands):

Net Sales

	13 Weeks Ended May 5, 2018	13 Weeks Ended April 29, 2017	Decrease

Net sales	$326,685	$337,335	$(10,650)
Sales percent change:
Total net sales			(3.2)%
Comparable store sales on an owned plus licensed basis			(0.7)%

The 3.2 percent decrease in net sales includes the effect of closing four stores in the 13 weeks ended May 5, 2018, and three stores in the 13 weeks ended April 29, 2017. The 0.7 percent decrease in comparable stores sales on an owned plus licensed basis for the 13 weeks ended May 5, 2018, was primarily driven by decreases in the number of transactions driven by lower clearance selling and lower units per transaction, primarily due to the lower clearance selling, partially offset by increased average unit retail driven by improved regular-priced selling. Comparable store sales reflect stores open throughout the period and prior fiscal year and include Ecommerce. Ecommerce sales were up 84.9 percent and contributed approximately a 1.2 percent increase to comparable store sales for the 13 weeks ended May 5, 2018.

Other Revenue

	13 Weeks Ended May 5, 2018	13 Weeks Ended April 29, 2017	Increase

Other revenue	$4,302	$3,714	$588
Percentage of net sales	1.3%	1.1%	0.2%

The increase in other revenue for the 13 weeks ended May 5, 2018, is the result of higher penetration from our growing credit card program.

Gross Profit

Gross profit is determined as follows:

	13 Weeks Ended May 5, 2018	13 Weeks Ended April 29, 2017	(Decrease)/ Increase

Net sales	$326,685	$337,335	$(10,650)
Cost of merchandise sold	230,621	241,779	(11,158)

Gross profit	$96,064	$95,556	$508
Percentage of net sales	29.4%	28.3%	1.1%

The gross profit rate increase for the 13 weeks ended May 5, 2018, was primarily due to a higher merchandise margin rate, partially offset by occupancy costs which were flat for the quarter but higher as a percentage of net sales. The higher merchandise margin rate was driven by lower markdowns that more than offset Ecommerce fulfillment and shipping costs which were higher due to an increase in online orders.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended May 5, 2018	13 Weeks Ended April 29, 2017	Increase

Selling, general and administrative expenses	$90,509	$89,208	$1,301
Percentage of net sales	27.7%	26.4%	1.3%

The SG&A increase for the 13 weeks ended May 5, 2018, was primarily the result of planned higher advertising of $2.8 million and Ecommerce expenses of $1.7 million that were mostly offset by cost savings. Advertising expenses were higher due to the rollout of our new TV-focused campaign this spring. Ecommerce expenses were higher to support the additional sales volume.

Interest Expense, Net

	13 Weeks Ended May 5, 2018	13 Weeks Ended April 29, 2017	Increase

Interest expense, net	$2,463	$1,139	$1,324
Precentage of net sales	0.8%	0.3%	0.5%

The increase in interest expense for the 13 weeks ended May 5, 2018, is due to higher borrowing levels and higher interest rates, primarily on our new Term Loan.

Income Taxes

	13 Weeks Ended May 5, 2018	13 Weeks Ended April 29, 2017	Decrease

Income tax expense	$60	$5,223	$(5,163)
Effective tax rate	0.8%	58.5%	(57.7)%

Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns, adjusted for the effect of permanent differences. The decrease in the effective tax rate for the 13 weeks ended May 5, 2018, was primarily driven by our net operating loss carryforward position and our valuation allowance against all net deferred tax assets established during the fourth quarter of 2017. For the 13 weeks ended April 29, 2017, excluding the effect of adopting ASU 2016-09, which added an additional $1.1 million in tax expense for the quarter as amounts previously recorded in equity related to the tax effects associated with the exercise of stock options and vesting of restricted stock are now rerecorded within income tax expense, our effective tax rate would have been 46.7 percent. We expect that our effective tax rate will remain near zero percent for the rest of fiscal 2018.

Liquidity and Capital Resources

Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors, our $225.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank (“Credit Agreement”) and our $50.0 million Term Loan (as defined in Note 4 “Debt” to the Notes to Condensed Consolidated Financial Statements (Unaudited)).

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

As a result of the Cash Dominion Event, all of our cash receipts are swept daily to repay borrowings under the Credit Agreement. We manage our cash on a daily basis and borrow against the Credit Agreement based on our daily cash disbursement needs. As long as we remain within the terms of the Credit Agreement, the bank is obligated to allow us to draw up to our borrowing availability. The Credit Agreement matures in February 2020; however, as a result of the Cash Dominion Event, the amount outstanding under the Credit Agreement is classified as a short-term obligation on the Condensed Consolidated Balance Sheets (Unaudited).

On March 14, 2018, we entered into the Term Loan Agreement, which provided for a term loan in the amount of $50.0 million. At the same time, we entered into Amendment No. 2 (the “Second Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Second Credit Agreement Amendment provided for, among other things, the following: (1) the permanent repayment in full of $25.0 million of Tranche A-1 Revolving Loans (as defined in the Second Credit Agreement Amendment) with the proceeds of the Term Loan (as defined below), thereby reducing the maximum amount of the revolving credit facility under the Credit Agreement to $225.0 million; (2) the entry into the Intercreditor Agreement between Wells Fargo Bank and Gordon Brothers Finance Company, LLC (as defined in Note 4 “Debt” in the Notes to Condensed Consolidated Financial Statements (Unaudited); and (3) certain other modifications and updates to coordinate the Credit Agreement with the Term Loan. The net proceeds of $49.2 million from the Term Loan were used to permanently pay off the $25.0 million Tranche A-1 Revolving Loan Commitment (as defined in Note 4 “Debt” in the Notes to Condensed Consolidated Financial Statements (Unaudited)) and to pay down the outstanding Tranche A-1 Revolving Loans (as defined in the Credit Agreement). After utilizing proceeds from the Term Loan Agreement for repayment of amounts outstanding under the Credit Agreement, the Term Loan increased our total borrowing availability under the combination of the Credit Agreement and Term Loan to $275 million and increased our Excess Availability by approximately $25.0 million. See Note 4 “Debt” of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

On February 2, 2018, we executed a short-term promissory note under which we borrowed approximately $13.7 million (the “Promissory Note”) from SunTrust Bank in its capacity as trustee under a trust agreement dated September 1, 1999. The proceeds from the Promissory Note were used to pay down borrowings under the Credit Agreement to provide additional availability under the Credit Agreement to assist us during our February low working capital period following the holiday selling season. In March 2018, we extended the due date of the Promissory Note to July 1, 2018. See Note 4 “Debt” of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Cash flows from operations are driven by sales as well as the credit terms available to us from our vendors and their factors. Our sales generate cash almost immediately and are affected by customer traffic into our stores and the desirability of our merchandise to those customers. Customer traffic is in turn affected by our marketing and advertising, general economic and business conditions, and weather. Changes in these factors could have a material effect on our ability to generate sales and thus cash inflows to operate our business.

Our cash outflows can be materially affected by changes in credit terms and availability from our vendors and their factors. During the first quarter of 2018, our vendors and factors constricted our credit terms and limits significantly. This was a reaction to our 2017 third quarter results as well as concern about the general retail environment at the time, which included multiple bankruptcies and restructurings. This constriction caused us to make payments to our vendors and factors more quickly than in prior periods thus increasing our debt levels during that period. The added availability from the Term Loan Agreement was a key part of our ability to fund the accelerated payments. During this time we successfully managed our vendor and factor relationships to maintain the flow of our merchandise during the key early spring selling period. Throughout all periods we made our payments to vendors and their factors on a timely basis in accordance with our negotiated terms.

When we announced our fourth quarter results and outlook for spring 2018 in March our terms with the vendors and their factors began to be less constricted. At that same time, we also announced our Term Loan Agreement. We have non-disclosure agreements with the major factors, credit insurers and several of our largest vendors which allow us to communicate our operating results and cash flows to them on a regular basis. Additionally, we made presentations to larger groups of our vendors just after our fourth quarter results were announced, in March 2018. These steps have contributed to the positive movement in the credit arrangements we have with our vendors and their factors.

Our working capital fluctuates with seasonal variations which affects our borrowings and availability. Our availability is highest just after our strong seasonal spring and holiday selling seasons and is lowest just before those seasons as we build inventory levels. Working capital is also used to support capital investments for maintenance of our existing stores, system improvements and new store openings. We have reduced our capital investments to enhance our cash flows. These reduced levels of investment can be sustained for the foreseeable future as prior to this our store base and systems have been well maintained. Positive operating results and cash flows will help us preserve satisfactory credit terms and allow us to operate within the borrowing availability under our Credit Agreement and Term Loan Agreement. Based on our current expectations regarding our operating results we consider our resources adequate to satisfy our cash needs for at least the next 12 months.

During the first quarter of 2017, we announced that we hired PJ Solomon to help us evaluate strategic and capital alternatives. We hired Alvarez & Marsal as advisors in 2017 to assist in evaluating our forecasting and strategic communications with our vendors and their factors. Alvarez & Marsal also advised us on cost savings and cash flow initiatives and assisted with evaluating capital alternatives which resulted in the Term Loan Agreement. It is possible that additional strategic alternatives arise from these efforts.

As of May 5, 2018, we had cash and cash equivalents of $16.2 million and $146.1 million in borrowings under our Credit Agreement, $50.0 million in borrowings under the Term Loan and $13.3 million in borrowings under the Promissory Note, for a total of $209.4 million in outstanding borrowings. As of February 3, 2018, we had cash and cash equivalents of $10.4, and borrowings under our credit facilities of $142.4 million and $13.7 million in borrowings under the Promissory Note, for a total of $156.1 million in outstanding borrowings. As of April 29, 2017, we had cash and cash equivalents of $15.6 million and borrowings under our credit facilities were $157.5 million. The total amount available for borrowings and letters of credit under our Credit Agreement is the lesser of $225.0 million or 100 percent of eligible credit card receivables and the net recovery percentage value of inventories less reserves. On May 5, 2018, in addition to outstanding borrowings under the Credit Agreement, Term Loan and Promissory Note, we had $7.9 million of outstanding letters of credit. Our Excess Availability (as defined in the Credit Agreement) was $40.0 million on May 5, 2018.

Cash Flows

	13 Weeks Ended May 5, 2018	13 Weeks Ended April 29, 2017	Change

Cash (used in) provided by :
Operating activities	$(47,206)	$40,098	$(87,304)
Investing activities	850	(7,099)	7,949
Financing activities	52,121	(28,049)	80,170

Net increase in cash and cash equivalents	$5,765	$4,950	$815

Net cash used in operating activities was $47.2 million for the 13 weeks ended May 5, 2018 compared to net cash provided by operating activities of $40.1 million for the 13 weeks ended April 29, 2017. The decrease in cash provided by operating activities was mainly due to borrowings to fund the acceleration of vendor payments during the 13 weeks ended May 5, 2018 which significantly reduced our accounts payable balance compared to the 13 weeks ended April 29, 2017. Also contributing to the decrease was an increase in prepaid rent due to the timing of the end of the first quarter this year.

Net cash provided by investing activities was primarily from proceeds from canceled corporate-owned life insurance policies, partially offset by capital expenditures and was $0.1 million for the 13 weeks ended May 5, 2018, compared to net cash used of $7.1 million for the 13 weeks ended April 29, 2017, primarily for capital expenditures. The decrease in capital expenditures was primarily due to lower investment in technologies, fewer remodels to existing stores and fewer tenant improvements for fiscal 2018.

Net cash provided by financing activities was $52.1 million during the 13 weeks ended May 5, 2018 compared to cash used in financing activities of $28.0 million during the 13 weeks ended April 29, 2017. During the 13 weeks ended May 5, 2018, we had net proceeds of debt of $53.3 million, primarily due to our accelerated payments to vendors. We paid debt issuance costs of $0.8 million, cash dividends of $0.1 and capital lease payments of $0.2 million. In addition, we repurchased 45,103 shares of common stock for less than $0.1 million. During the 13 weeks ended April 29, 2017, we had net repayments of debt of $24.4 million. We also paid cash dividends of $3.5 million. We did not pay any debt issuance costs or capital lease payments. In addition, we repurchased 56,753 shares of common stock for $0.2 million. See Note 2 “Shareholders’ Equity” of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 3, 2018, and filed with the SEC on May 4, 2018. We have made no significant changes in our critical accounting policies and estimates since February 3, 2018.

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

Although we expect that our income will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 5, 2018 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the discussion of legal proceedings in Note 4 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended February 3, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding repurchases of our common stock during the quarter ended May 5, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
February 4, 2018 - March 3, 2018	41,582	$0.65	41,582	373,716
March 4, 2018 - April 7, 2018	1,519	1.40	1,519	372,197
April 8, 2018 - May 5, 2018	2,002	1.96	2,002	370,195
Total	45,103	$0.73	45,103	370,195

(1)

All stock repurchases were for tax withholding amounts due on employee stock awards. No shares were purchased on the open market pursuant to our open market repurchase program. Our open market repurchase program is conducted pursuant to authorizations made from time to time by our Board of Directors, including the most recent authorization of an additional 500,000 shares by the Board of Directors announced on November 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1

Amendment No. 1 to Second Amended and Restated Credit Agreement, dated February 19, 2018, by and among Wells Fargo Bank, National Association, the parties to the Credit Agreement as lenders party thereto, Stein Mart, Inc., Stein Mart Buying Corp. and the obligors party thereto as guarantors, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 21, 2018

10.2

Amendment No. 2 to Second Amended and Restated Credit Agreement & Exhibit A to Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 14, 2018, by and among Wells Fargo Bank, National Association, the parties to the Credit Agreement as lenders party thereto, Stein Mart, Inc., Stein Mart Buying Corp. and the obligors party thereto as guarantors, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 14, 2018

10.3

Amendment No. 1 dated March 7, 2018 to Promissory Note, dated February 2, 2018, by and among Stein Mart, Inc. as borrower and SunTrust Bank, as Trustee, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on May 4, 2018

10.4

Term Loan Agreement, dated as of March 14, 2018, by and among Stein Mart, Inc. as Lead Borrower, the additional borrowers named therein, the guarantors named therein, Gordon Brothers Finance Company, the other lender parties thereto, and Gordon Brothers Finance Company, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2018

10.5

Intercreditor Agreement, dated as of March 14, 2018, by and between Wells Fargo Bank, National Association, and Gordon Brothers Finance Company, and acknowledged by Stein Mart. Inc., the other borrowers signatory thereto, and the other guarantors signatory thereto, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 14, 2018

10.6*

Gary L. Pierce Amended and Restated Employment Agreement with Stein Mart, Inc., effective May 1, 2018, by and between the Company and Gary L. Pierce, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 6, 2018

10.7+

First Amendment to Term Loan Credit Agreement, dated as of May 10, 2018 (this “Amendment”), is entered into by and among Stein Mart, Inc., a Florida corporation, the Guarantors party hereto, the Lenders party hereto, and Gordon Brothers Finance Company, a Delaware corporation, in its capacity as administrative agent for the Lenders

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)
31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)
32.1+	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101

Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Income (Unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited)

*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.
Date: June 7, 2018	By:	/s/ D. Hunt Hawkins
D. Hunt Hawkins
Chief Executive Officer
/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer