Form 10-Q
period 2018-08-04
STEIN MART INC
filed 2018-08-31
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

or

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

The number of shares outstanding of the Registrant’s common stock as of August 28, 2018, was 47,928,450.

Stein Mart, Inc.

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	August 4, 2018	As Adjusted February 3, 2018	As Adjusted July 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$10,030	$10,400	$10,577
Inventories	240,813	270,237	246,243
Prepaid expenses and other current assets	34,215	26,620	35,715
Total current assets	285,058	307,257	292,535
Property and equipment, net of accumulated depreciation and amortization of $243,891, $231,997 and $229,738, respectively	138,663	151,128	160,282
Other assets	24,970	24,973	29,806
Total assets	$448,691	$483,358	$482,623
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,272	$119,388	$87,561
Current portion of long-term debt	125,253	13,738	5,833
Accrued expenses and other current liabilities	73,741	78,453	72,902
Total current liabilities	265,266	211,579	166,296
Long-term debt, net of current portion	49,286	142,387	164,779
Deferred rent	40,814	40,860	42,293
Other liabilities	36,881	40,214	48,271
Total liabilities	392,247	435,040	421,639
COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized; 47,937,786, 47,978,275 and 47,904,091 shares issued and outstanding, respectively	479	480	479
Additional paid-in capital	57,888	56,002	53,721
Retained (deficit) earnings	(1,686)	(7,918)	7,071
Accumulated other comprehensive loss	(237)	(246)	(287)
Total shareholders’ equity	$56,444	$48,318	$60,984
Total liabilities and shareholders’ equity	$448,691	$483,358	$482,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

		As Adjusted		As Adjusted
	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

Net sales	$310,939	$311,036	$637,624	$648,371
Other revenue	3,489	3,498	7,791	7,212

Total revenue	314,428	314,534	645,415	655,583
Cost of merchandise sold	231,520	246,368	462,141	488,147
Selling, general and administrative expenses	81,127	89,699	171,636	178,907

Operating income (loss)	1,781	(21,533)	11,638	(11,471)
Interest expense, net	2,865	1,142	5,328	2,281

(Loss) income before income taxes	(1,084)	(22,675)	6,310	(13,752)
Income tax expense (benefit)	60	(9,682)	120	(4,459)

Net (loss) income	$(1,144)	$(12,993)	$6,190	$(9,293)

Net (loss) earnings per common share:
Basic	$(0.02)	$(0.28)	$0.13	$(0.20)

Diluted	$(0.02)	$(0.28)	$0.13	$(0.20)

Weighted-average shares outstanding:
Basic	46,669	46,264	46,639	46,214

Diluted	46,669	46,264	47,139	46,214

Dividends declared per common share	$-	$-	$-	$0.075

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

Net (loss) income	$(1,144)	$(12,993)	$6,190	$(9,293)
Other comprehensive income, net of tax:
Amounts reclassified from accumulated other comprehensive income	5	9	9	17

Comprehensive (loss) income	$(1,139)	$(12,984)	$6,199	$(9,276)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	26 Weeks Ended August 4, 2018	As Adjusted 26 Weeks Ended July 29, 2017

Cash flows from operating activities:
Net income (loss)	$6,190	$(9,293)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	16,215	16,226
Share-based compensation	1,842	3,379
Store closing (benefit) charge	(92)	172
Impairment of property and other assets	488	640
Loss on disposal of property and equipment	104	236
Deferred income taxes	-	4,199
Changes in assets and liabilities:
Inventories	29,424	44,867
Prepaid expenses and other current assets	(7,595)	(2,657)
Other assets	(2,329)	(566)
Accounts payable	(53,528)	(26,800)
Accrued expenses and other current liabilities	(4,619)	(3,051)
Other liabilities	(2,984)	(2,409)

Net cash (used in) provided by operating activities	(16,884)	24,943
Cash flows from investing activities:
Net acquisition of property and equipment	(4,082)	(11,761)
Proceeds from cancelled corporate owned life insurance policies	2,514	1,445
Proceeds from insurance claims	296	-

Net cash used in investing activities	(1,272)	(10,316)
Cash flows from financing activities:
Proceeds from borrowings	781,051	230,094
Repayments of debt	(761,923)	(241,295)
Debt issuance costs	(896)	-
Cash dividends paid	(122)	(3,563)
Capital lease payments	(367)	-
Proceeds from exercise of stock options and other	90	328
Repurchase of common stock	(47)	(218)

Net cash provided by (used in) financing activities	17,786	(14,654)
Net decrease in cash and cash equivalents	(370)	(27)
Cash and cash equivalents at beginning of year	10,400	10,604
Cash and cash equivalents at end of period	$10,030	$10,577

Supplemental disclosures of cash flow information:
Income taxes received	$(295)	$(8,094)
Interest paid	4,976	2,229
Accruals and accounts payable for capital expenditures	854	1,909

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606)(“ASU No. 2014-09”). This update provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this ASU on February 4, 2018, for all revenue contracts with our customers using the full retrospective approach and increased retained earnings as of January 28, 2017, by less than $0.1 million as we now recognize Ecommerce sales when orders are delivered to the carrier and no longer reserve for orders in transit. Prior to the adoption of ASU No. 2014-09, our sales return liability was recorded as a net liability on the Condensed Consolidated Balance Sheets (Unaudited). We now recognize a gross return liability for the sales amounts expected to be refunded to customers and a corresponding asset for the recoverable cost of the merchandise expected to be returned by customers in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets (Unaudited). Other changes relate primarily to the presentation of revenue. Revenue associated with our credit card program and breakage revenue has been retrospectively reclassified to present the revenue in other revenues, rather than as an offset to selling, general and administrative expenses on the Condensed Consolidated Statements of Income (Unaudited) for all periods presented.

Revenue from sales of our merchandise is recognized at the time of sale net of any returns, discounts and percentage-off coupons. Our Ecommerce operation records revenue as orders are fulfilled and provided to a carrier for delivery. Shipping and handling fees charged to customers are also included in total net sales with corresponding costs recorded as cost of goods sold as they are considered a fulfillment cost. Future merchandise returns are estimated based on historical experience. Sales tax collected from customers is not recognized as revenue and is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets (Unaudited) until paid. Our shoe department and vintage luxury handbag department inventories are each owned by separate single suppliers under supply agreements. Our commissions from the sales in these areas are included in net sales on the Condensed Consolidated Statements of Operations (Unaudited).

We offer gift and merchandise return cards to our customers. Some cards are electronic and none have expiration dates. At the time gift cards are sold, the issuance is recorded as a liability to customers, and no revenue is recognized. At the time merchandise return cards are issued for returned merchandise, the sale is reversed and a liability to customers is recorded. These card liabilities are reduced and sales revenue recognized when they are redeemed for merchandise. Card liabilities are included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets (Unaudited).

Our gift and merchandise return cards may not ultimately be redeemed either in full or partially. We account for this “breakage” of unused amounts as revenue in proportion to the pattern of rights exercised by the customer. With the adoption of ASU No. 2014-09, breakage revenue is recorded within other revenue in the Condensed Consolidated Statements of Operations (Unaudited). During the 13 weeks ended August 4, 2018 and July 29, 2017, we recognized $0.3 million and $0.2 million, respectively, of breakage revenue on unused gift and merchandise return cards. During the 26 weeks ended August 4, 2018 and July 29, 2017, we recognized $0.9 million and $0.6 million, respectively, of breakage revenue on unused gift and merchandise return cards.

Credit Card

We offer co-branded and private label credit cards under the Stein Mart brand. These cards are issued by Synchrony Bank (“Synchrony”). Synchrony extends credit directly to card holders, provides all servicing for the credit card accounts and bears all risk of credit and fraud losses.

We receive royalty revenue from Synchrony based on card usage in our stores and at other retailers for the Stein Mart Mastercard. We also receive revenues for new accounts and gain share based on the profitability of the overall program. Credit card revenue is

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

recorded within other revenue in the Condensed Consolidated Statements of Operations (Unaudited). These revenues are recorded as they are earned based on the occurrence of the various program activities and represent the majority of other revenue.

Once a card is activated, the card holders are eligible to participate in the credit card rewards program, which provides for an incentive to card holders in the form of reward points for which certificates are issued in $10 increments, which is equivalent to 1,000 points. Points are valued at the stand-alone selling price of the certificates issued. We defer a portion of our revenue for loyalty points earned by customers using the co-branded and private label cards and recognize the revenue as the certificates earned are used to purchase merchandise by our customers. This revenue is recorded within other revenue in the Condensed Consolidated Statements of Operations (Unaudited). Stein Mart card holders also receive special promotional offers and advance notice of in-store sales events.

Adjustments to Previously Reported Financial Statements

The following tables set forth the adjustments made to our financial statements for the adoption of ASU No. 2014-09 (in thousands):

Condensed Consolidated Balance Sheets

	February 3, 2018
	As Reported	Adjustment	As Adjusted

Prepaid expenses and other current assets	$ 24,194	$ 2,426	$ 26,620
Accrued expenses and other current liabilities	76,058	2,395	78,453
Retained deficit	(7,949)	31	(7,918)

	July 29, 2017
	As Reported	Adjustment	As Adjusted

Prepaid expenses and other current assets	$ 32,200	$ 3,515	$ 35,715
Accrued expenses and other current liabilities	69,418	3,484	72,902
Retained earnings	7,040	31	7,071

Condensed Consolidated Statements of Operations

	13 Weeks Ended July 29, 2017
	As Reported	Adjustment	As Adjusted

Other revenue	$ -	$ 3,498	$ 3,498
Selling, general and administrative expenses	86,201	3,498	89,699

	26 Weeks Ended July 29, 2017
	As Reported	Adjustment	As Adjusted

Other revenue	$ -	$ 7,212	$ 7,212
Selling, general and administrative expenses	171,695	7,212	178,907

Condensed Consolidated Statements of Cash Flows
	26 Weeks Ended July 29, 2017
	As Reported	Adjustment	As Adjusted

Prepaid expenses and other current assets	$ (1,951)	$ (706)	$ (2,657)
Accrued expenses and other current liabilities	(3,757)	706	(3,051)

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Revenue

The following table sets forth our revenue by type of contract (in thousands):

	13 Weeks Ended August 4, 2018	13 Weeks Ended July 29, 2017	26 Weeks Ended August 4, 2018	26 Weeks Ended July 29, 2017

Store sales (1)	$292,094	$297,785	$599,005	$ 619,956
Ecommerce sales (1)	13,017	7,893	25,831	16,491
Licensee commissions (2)	5,828	5,358	12,788	11,924

Net sales	$310,939	$311,036	$637,624	$ 648,371

Credit card revenue (3)	2,221	2,698	4,489	5,366
Breakage revenue (4)	1,221	781	3,216	1,776
Other	47	19	86	70

Other revenue	3,489	3,498	7,791	7,212

Total revenue	$314,428	$314,534	$645,415	$ 655,583

(1)	Store and Ecommerce sales are net of any returns, discounts and percentage-off coupons.
(2)	Licensee commissions are leased department commissions received net of any returns.
(3)	Credit card revenue earned from Synchrony programs.
(4)	Breakage revenue earned on unused gift and merchandise return cards and unused certificates and loyalty reward points.

The following table sets forth the gross up of the sales return reserve (in thousands):

	August 4, 2018	February 3, 2018	July 29, 2017

Reserve for sales returns	$(3,756)	$(4,094)	$(4,810)
Cost of inventory returns	1,976	2,426	3,515

The following table sets forth the contract liabilities and their relationship to revenue (in thousands):

	August 4, 2018	February 3, 2018	July 29, 2017

Deferred revenue contracts	(11,817)	(12,512)	(13,306)
Gift card liability	(9,328)	(12,180)	(9,223)
Credit card reward liability	(5,034)	(4,689)	(3,263)

Liability for deferred revenue	$(26,179)	$(29,381)	$(25,792)

Contract liabilities include consideration received for gift card and loyalty related performance obligations which have not been satisfied as of the dates presented above.

The following table sets forth a rollforward of the amounts included in contract liabilities for the periods presented (in thousands):

	26 Weeks Ended August 4, 2018	26 Weeks Ended July 29, 2017

Beginning balance	$ 29,381	$ 29,412
Current period gift cards sold and loyalty reward points earned	16,311	14,158
Net sales from redemptions (1)	(15,503)	(15,210)
Breakage and amortization (2)	(4,010)	(2,568)

Ending balance	$ 26,179	$ 25,792

(1)

$1.9 million and $1.8 million in net sales from redemptions were included in the beginning balance of contract liabilities for the 13 weeks ended August 4, 2018 and July 29, 2017, respectively. $6.4 million in net sales from redemptions were included in the beginning balance of contract liabilities for the 26 weeks ended August 4, 2018 and July 29, 2017, respectively.

(2)

$0.4 million in breakage and amortization were included in the beginning balance of contract liabilities for the 13 weeks ended August 4, 2018 and July 29, 2017, respectively. $2.7 million and $1.7 million in breakage and amortization were included in the beginning balance of contract liabilities for the 26 weeks ended August 4, 2018 and July 29, 2017, respectively.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Accrued Expenses and Other Current Liabilities

The following table sets forth the major components of accrued expenses and other current liabilities (in thousands):

	August 4, 2018	February 3, 2018	July 29, 2017
Property taxes	$14,950	$17,451	$14,543
Unredeemed gift and merchandise return cards	9,288	12,150	9,203
Compensation and employee benefits	8,613	7,732	6,962
Accrued vacation	7,632	7,632	7,715
Other	33,258	33,488	34,479
Accrued expenses and other current liabilities	$73,741	$78,453	$72,902

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities, to be reflected on the lessee’s balance sheet; and expanding and adding to the required disclosures for lessees. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. This guidance was additionally updated by ASU No. 2018-11 in July 2018. This update, among other things, added a transition option for lessees. Under the transition option, entities can choose to continue to apply the legacy guidance and make only annual disclosures for the comparative periods or, for those who elect the transition option, can recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented. The optional practical expedient allows lessees to combine non-lease and associated lease components if certain criteria are met. We are in the process of evaluating our lease portfolio and integrating the portfolio into our software application that will track and account for leases under the new standard. We plan to adopt these ASUs in fiscal 2019 and are currently evaluating the transition approach and the overall effect the adoption of this ASU will have on our financial condition, results of operations and cash flows. We currently believe the adoption of this ASU will have a significant effect on our Consolidated Balance Sheets due to the addition of our applicable leased assets and related liabilities. We do not believe the adoption of this ASU will have a significant effect on our results of operations as the lease expense under the new standard will approximate our rent expense as it is currently being recorded.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40). This update provides additional guidance to ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which was issued in April 2015. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This ASU is effective for annual reporting periods beginning on or after December 15, 2019, and interim periods within those annual periods. We are in the process of evaluating the effect that this ASU will have on our financial condition, results of operations and cash flows.

2. Shareholders’ Equity

Dividends

During the 26 weeks ended August 4, 2018, there were no cash dividends declared. We paid $0.1 million in accrued dividends on restricted shares that vested during the period. During the 26 weeks ended July 29, 2017, we paid one quarterly cash dividend of $0.075 per common share on April 14, 2017.

Stock Repurchase Plan

During the 13 weeks ended August 4, 2018, we repurchased 3,306 shares of our common stock at a total cost of less than $0.1 million. During the 13 weeks ended July 29, 2017, we repurchased 6,733 shares of our common stock at a total cost of less than $0.1 million. During the 26 weeks ended August 4, 2018, we repurchased 48,409 shares of our common stock at a total cost of less than $0.1 million. During the 26 weeks ended July 29, 2017, we repurchased 63,486 shares of our common stock at a total cost of approximately $0.2 million. Stock repurchases were for tax withholding amounts due on employee stock awards and during 2018 and 2017, included no shares purchased on the open market under our previously authorized stock repurchase plan. As of August 4, 2018, there are 366,889 shares that can be repurchased pursuant to the Board of Directors’ current authorization.

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

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

The following table sets forth the calculation of basic and diluted (loss) earnings per common share (in thousands, except per share data):

	13 Weeks Ended August 4, 2018	13 Weeks Ended July 29, 2017	26 Weeks Ended August 4, 2018	26 Weeks Ended July 29, 2017

Basic:
Net (loss) income	$ (1,144)	$ (12,993)	$ 6,190	$ (9,293)
Income allocated to participating securities	-	-	1	2

Net (loss) income available to common shareholders	$ (1,144)	$ (12,993)	$ 6,189	$ (9,295)

Basic weighted-average shares outstanding	46,669	46,264	46,639	46,214

Basic (loss) earnings per common share	$ (0.02)	$ (0.28)	$ 0.13	$ (0.20)

Diluted:
Net (loss) income	$ (1,144)	$ (12,993)	$ 6,190	$ (9,293)
Income allocated to diluted participating securities	-	-	1	2

Net (loss) income available to common shareholders	$ (1,144)	$ (12,993)	$ 6,189	$ (9,295)

Basic weighted-average shares outstanding	46,669	46,264	46,639	46,214
Incremental shares from share-based compensation plans	-	-	500	-

Diluted weighted-average shares outstanding	46,669	46,264	47,139	46,214

Diluted (loss) earnings per common share	$ (0.02)	$ (0.28)	$ 0.13	$ (0.20)

Diluted weighted-average shares outstanding exclude approximately 2.3 million and 4.4 million shares during the 13 weeks ended August 4, 2018 and July 29, 2017, respectively, which are anti-dilutive for the periods presented. Diluted weighted-average shares outstanding exclude approximately 3.0 million and 3.9 million shares during the 26 weeks ended August 4, 2018 and July 29, 2017, respectively, which are anti-dilutive for the periods presented. These shares are comprised of a mix of stock options, performance awards and restricted stock. Stock options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. Restricted stock and performance shares excluded were shares that were anti-dilutive as calculated using the treasury stock method.

4. Debt

The following table sets forth our debt (in thousands):

	August 4, 2018	February 3, 2018	July 29, 2017

Revolving credit facility	$ 112,253	$ 142,387	$ 164,800
Term loan	50,000	-	-
Promissory note	13,000	13,738	-
Equipment term loan	-	-	5,833

Total debt	175,253	156,125	170,633
Current portion	(125,253)	(13,738)	(5,833)
Debt issuance costs	(714)	-	(21)

Long-term debt	$ 49,286	$ 142,387	$ 164,779

Revolving Credit Facility and Equipment Term Loan

On February 3, 2015, we entered into a $250.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank (“Wells Fargo”) that will mature in February 2020 (the “Revolving Credit Facility”) and a secured $25.0 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan”) with an original maturity in February 2018. Borrowings under the Revolving Credit Facility were initially used for a special dividend but are subsequently being used for working capital, capital expenditures and other general corporate purposes. During 2015, debt issuance costs of $0.4 million were associated with the Revolving Credit Facility and the Equipment Term Loan. Debt issuance costs associated with the

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Revolving Credit Facility are being amortized over its respective term. We repaid the Equipment Term Loan in full on January 22, 2018, at which time the associated debt issuance costs were fully amortized.

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

As a result of the Cash Dominion Event, all of our cash receipts are swept daily to repay outstanding borrowings under the Credit Agreement. We manage our cash on a daily basis and borrow against the Credit Agreement based on our daily cash disbursement needs. As long as we remain within the terms of the Credit Agreement, the bank is obligated to allow us to draw up to our borrowing availability. The Credit Agreement matures in February 2020; however, as a result of the Cash Dominion Event, the amount outstanding under the Credit Agreement has been classified as a short-term obligation.

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

The total amount available for borrowings under the Credit Agreement is the lesser of $225.0 million or 100 percent of eligible credit card receivables and the net recovery percentage of inventories less reserves. On August 4, 2018, in addition to outstanding borrowings under the Credit Agreement, we had $7.9 million of outstanding letters of credit and our unused availability under the Credit Agreement was $43.3 million.

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

The weighted average interest rate for the amount outstanding under the Credit Agreement was 4.00 percent as of August 4, 2018.

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

The Promissory Note had a fixed interest rate of 3.58 percent per annum and an original maturity date of April 1, 2018. On March 7, 2018, we executed an amendment to the Promissory Note under which the Trustee extended the maturity date of the note from April 1, 2018, to July 1, 2018 (the “Maturity Date”). The amendment did not alter the short-term nature of the Promissory Note. The Promissory Note could be prepaid in whole or in part at any time. All unpaid principal and accrued interest on the Promissory Note would have become due and payable on the

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Maturity Date. The Trustee could offset payments due under the Promissory Note against amounts we would otherwise be entitled to withdraw from the Trust under the terms of the Trust Agreement. On June 29, 2018, we repaid the outstanding balance of the Promissory Note.

On July 31, 2018, we executed a second promissory note from SunTrust Bank for $13.0 million which carries a fixed interest rate of 3.58 percent per annum and an original maturity date of September 10, 2018. This note is under the same terms as the Promissory Note executed on February 2, 2018.

Term Loan

On March 14, 2018, we entered into a Term Loan Credit Agreement with Gordon Brothers Finance Company, as administrative agent (in such capacity, the “Term Loan Agent”), and Gordon Brothers Finance Company, LLC, as lender (the “Term Loan Agreement”). The Term Loan Agreement provided for a term loan in the amount of $50.0 million (the “Term Loan”) and paid in full the existing $25.0 million Tranche A-1 Revolving Loan (as defined in the Credit Agreement) under the Credit Agreement. Debt issuance costs associated with the Term Loan were capitalized in the amount of $0.9 million and will be amortized over the term of the Term Loan. The net proceeds of $49.1 million from the Term Loan were used to permanently pay off the Tranche A-1 Revolving Loan (as defined in the Credit Agreement) and to pay down the Credit Agreement. After utilizing proceeds from the Term Loan Agreement for repayment of amounts outstanding under the existing Tranche A-1 Revolving Loans, the Term Loan resulted in an increase in our Excess Availability of approximately $25.0 million under the Credit Agreement.

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

The weighted average interest rate for the amount outstanding under the Term Loan was 10.84 percent as of August 4, 2018.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

The following table sets forth the aggregate maturities of our long-term debt at August 4, 2018, for the following fiscal years (in thousands):

2019	$ -
2020	50,000
2021	-
2022	-
2023	-
Thereafter	-

Total	$ 50,000

5. Commitments and Contingencies

We are involved in various routine legal proceedings incidental to the conduct of our business. During both the 13 and 26 weeks ended August 4, 2018 and July 29, 2017, we did not accrue for any actual or anticipated loss contingencies. While some of these matters could be material to our results of operations or cash flows for any particular period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our overall financial condition.

6. Income Taxes

Our income tax expense for the 13 and 26 weeks ended August 4, 2018, reflects our net operating loss carryforward position along with the valuation allowance established against deferred tax assets during the fourth quarter of 2017. The first half of 2018 expense represents certain state income tax expense. We expect the effective tax rate to be close to zero percent for all of 2018.

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

Financial Overview for the 13 and 26 Weeks Ended August 4, 2018

•

Net sales were $310.9 million for the 13 weeks ended August 4, 2018, compared to $311.0 million for the 13 weeks ended July 29, 2017, and $637.6 million for the 26 weeks ended August 4, 2018, compared to $648.4 million for the 26 weeks ended July 29, 2017.

•

Comparable sales for the 13 weeks ended August 4, 2018, increased 0.7 percent compared to the 13 weeks ended July 29, 2017, and for the 26 weeks ended August 4, 2018 were flat compared to the 26 weeks ended July 29, 2017.

•	Net loss for the 13 weeks ended August 4, 2018 was $1.1 million, or $0.02 per diluted share, compared to net loss of $13.0 million, or $0.28 per diluted share, during the 13 weeks ended July 29, 2017.
•

Net income for the 26 weeks ended August 4, 2018 was $6.2 million, or $0.13 per diluted share, compared to net loss of $9.3 million, or $0.20 per diluted share, during the 26 weeks ended July 29, 2017.

•	We had $175.3 million, $156.1 million and $170.6 million of borrowings on our credit facilities as of August 4, 2018, February 3, 2018, and July 29, 2017, respectively.

Stores

The following table sets forth the stores activity for the 13 and 26 weeks ended August 4, 2018 and July 29, 2017:

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

Stores at beginning of period	289	292	293	290
Stores opened during the period	-	-	-	5
Stores closed during the period	-	-	(4)	(3)

Stores at the end of period	289	292	289	292

Inventories

Inventory levels were $240.8 million as of August 4, 2018, compared to $270.2 million as of February 3, 2018, and $246.2 million as of July 29, 2017. Average inventories per store as of August 4, 2018 decreased 5.0 percent from July 29, 2017. We have intentionally operated with lower inventory levels during 2018, mainly by planning to turn faster and leaving a percentage of receipt dollars open to spend closer to actual delivery dates.

Results of Operations

The following table sets forth each line item of our Condensed Consolidated Statements of Operations (Unaudited) expressed as a percentage of net sales (1):

		As Adjusted		As Adjusted
	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.1%	1.1%	1.2%	1.1%
Total revenue	101.1%	101.1%	101.2%	101.1%

Cost of merchandise sold	74.5%	79.2%	72.5%	75.3%
Selling, general and administrative expenses	26.1%	28.8%	26.9%	27.6%

Operating income (loss)	0.6%	-6.9%	1.8%	-1.8%
Interest expense, net	0.9%	0.4%	0.8%	0.4%

(Loss) income before income taxes	-0.4%	-7.3%	1.0%	-2.1%
Income tax expense (benefit)	0.0%	-3.1%	0.0%	-0.7%

Net (loss) income	-0.4%	-4.2%	1.0%	-1.4%

(1)	Table may not foot due to rounding.

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

We believe that providing calculations of changes in comparable sales, both including and excluding sales from leased departments, assists in evaluating our ability to generate sales growth, whether through owned businesses or departments leased to third parties. The following table sets forth these calculations.

	13 Weeks Ended August 4, 2018	13 Weeks Ended July 29, 2017	26 Weeks Ended August 4, 2018	26 Weeks Ended July 29, 2017

Decrease in comparable sales excluding sales from leased departments(1)	(0.4) %	(5.0) %	(1.1) %	(6.4) %
Effect of growth in comparable sales of leased departments(2)	1.1%	0.4%	1.1%	0.5%

Increase (decrease) in comparable sales including sales from leased departments	0.7%	(4.6) %	0.0%	(5.9) %

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

13 and 26 Weeks Ended August 4, 2018, Compared to the 13 and 26 Weeks Ended July 29, 2017 (tables presented in thousands):

Net Sales

	13 Weeks Ended	13 Weeks Ended	(Decrease)/	26 Weeks Ended	26 Weeks Ended	(Decrease)/
	August 4, 2018	July 29, 2017	Increase	August 4, 2018	July 29, 2017	Increase

Net sales	$310,939	$311,036	$(97)	$637,624	$648,371	$(10,747)
Sales percent change:
Total net sales			0.0%			(1.7)%
Comparable store sales including sales from leased departments			0.7%			0.0%

Net sales for the 13 weeks ended August 4, 2018 were flat compared to the 13 weeks ended July 29, 2017. The 0.7 percent increase in comparable sales on an owned plus licensed basis for the 13 weeks ended August 4, 2018, was primarily driven by higher regular-priced selling compared to last year’s higher clearance selling. Higher regular-priced selling for the 13 weeks ended August 4, 2018 increased the average unit retail price, which was partially offset by lowered units per transaction and number of transactions, primarily due to the lower clearance selling. Comparable sales reflect stores open throughout the period and prior fiscal year and include Ecommerce. Ecommerce sales were up 128.2 percent in the 13 weeks ended August 4, 2018, which include online orders shipped from our stores, and contributed approximately a 180 basis point increase to comparable sales in the same period. Comparable sales on an owned plus licensed basis for the 26 weeks ended August 4, 2018 were flat compared to the 26 weeks ended July 29, 2017. The 1.7 percent decrease in net sales is due to closing unproductive stores. Ecommerce sales were up 105.6 percent and contributed approximately a 160 basis point increase to comparable sales for the 26 weeks ended August 4, 2018.

Other Revenue

	13 Weeks Ended	13 Weeks Ended	(Decrease)/	26 Weeks Ended	26 Weeks Ended
	August 4, 2018	July 29, 2017	Increase	August 4, 2018	July 29, 2017	Increase

Other revenue	$3,489	$3,498	$(9)	$7,791	$7,212	$579
Percentage of net sales	1.1%	1.1%	0.0%	1.2%	1.1%	0.1%

Other revenue for the 13 weeks ended August 4, 2018 was flat compared to the 13 weeks ended July 29, 2017. The increase in other revenue for the 26 weeks ended August 4, 2018, is the result of higher penetration from our growing credit card program.

Gross Profit

Gross profit is determined as follows:

	13 Weeks Ended	13 Weeks Ended	(Decrease)/	26 Weeks Ended	26 Weeks Ended	(Decrease)/
	August 4, 2018	July 29, 2017	Increase	August 4, 2018	July 29, 2017	Increase

Net sales	$310,939	$311,036	$(97)	$637,624	$648,371	$(10,747)
Cost of merchandise sold	231,520	246,368	(14,848)	462,141	488,147	(26,006)

Gross profit	$79,419	$64,668	$14,751	$175,483	$160,224	$15,259
Percentage of net sales	25.5%	20.8%	4.7%	27.5%	24.7%	2.8%

The gross profit rate increase for the 13 and 26 weeks ended August 4, 2018, was primarily due to a higher merchandise margin rate. The higher merchandise margin rate was driven by lower markdowns, partially offset by higher Ecommerce fulfillment and shipping costs which were higher due to an increase in online orders.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended	13 Weeks Ended		26 Weeks Ended	26 Weeks Ended
	August 4, 2018	July 29, 2017	Decrease	August 4, 2018	July 29, 2017	Decrease

Selling, general and administrative expenses	$81,127	$89,699	$(8,572)	$171,636	$178,907	$(7,271)
Percentage of net sales	26.1%	28.8%	(2.7)%	26.9%	27.6%	(0.7)%

The SG&A decrease for the 13 weeks ended August 4, 2018, was primarily the result of cost savings initiatives, including closing underperforming stores. The SG&A decrease for the 26 weeks ended August 4, 2018, was primarily the result of cost savings, including closing underperforming stores, partially offset by increased Ecommerce expenses of $2.8 million. Ecommerce expenses were higher to support the additional sales volume.

Interest Expense, Net

	13 Weeks Ended	13 Weeks Ended		26 Weeks Ended	26 Weeks Ended
	August 4, 2018	July 29, 2017	Increase	August 4, 2018	July 29, 2017	Increase

Interest expense, net	$2,865	$1,142	$1,723	$5,328	$2,281	$3,047
Percentage of net sales	0.9%	0.4%	0.5%	0.8%	0.4%	0.4%

The increase in interest expense for the 13 and 26 weeks ended August 4, 2018, is due to higher borrowing levels and higher interest rates, primarily on our new Term Loan (as defined in Note 4 “Debt” to the Notes to Condensed Consolidated Financial Statements (Unaudited)).

Income Taxes

	13 Weeks Ended	13 Weeks Ended	Increase/	26 Weeks Ended	26 Weeks Ended	Increase/
	August 4, 2018	July 29, 2017	(Decrease)	August 4, 2018	July 29, 2017	(Decrease)

Income tax expense (benefit)	$60	$(9,682)	$9,742	$120	$(4,459)	$4,579
Effective tax rate	(5.5)%	42.7%	(48.2)%	1.9%	32.4%	(30.5)%

Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns, adjusted for the effect of permanent differences. The decrease in the effective tax rate for the 13 and 26 weeks ended August 4, 2018, was primarily driven by our net operating loss carryforward position and our valuation allowance against all net deferred tax assets established during the fourth quarter of 2017. We expect that our effective tax rate will remain near zero percent for the rest of fiscal 2018.

Liquidity and Capital Resources

Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors, our $225.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank (“Credit Agreement”) and our $50.0 million Term Loan (as discussed below).

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

On March 14, 2018, we entered into the Term Loan Agreement (as defined in Note 4 “Debt” in the Notes to Condensed Consolidated Financial Statements (Unaudited)), which provided for a term loan in the amount of $50.0 million. At the same time, we entered into Amendment No. 2 (the “Second Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Second Credit Agreement Amendment provided for, among other things, the following: (1) the permanent repayment in full of $25.0 million of Tranche A-1 Revolving Loans (as defined in the Second Credit Agreement Amendment) with the proceeds of the Term Loan (as defined below), thereby reducing the maximum amount of the revolving credit facility under the Credit Agreement to $225.0 million; (2) the entry into the Intercreditor Agreement between Wells Fargo Bank and Gordon Brothers Finance Company, LLC (as defined in Note 4 “Debt” in the Notes to Condensed Consolidated Financial Statements (Unaudited); and (3) certain other modifications and updates to coordinate the Credit Agreement with the Term Loan. The net proceeds of $49.1 million from the Term Loan were used to permanently pay off the $25.0 million Tranche A-1 Revolving Loan Commitment (as defined in Note 4 “Debt” in the Notes to Condensed Consolidated Financial Statements (Unaudited)) and to pay down the outstanding Tranche A-1 Revolving Loans (as defined in the Credit Agreement). After utilizing proceeds from the Term Loan Agreement for repayment of amounts outstanding under the Credit Agreement, the Term Loan increased our total borrowing availability under the combination of the Credit Agreement and Term Loan to $275 million and increased our Excess Availability by approximately $25.0 million. See Note 4 “Debt” of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

On February 2, 2018, we executed a short-term promissory note under which we borrowed approximately $13.7 million (the “Promissory Note”) from SunTrust Bank in its capacity as trustee under a trust agreement dated September 1, 1999. The proceeds from the Promissory Note were used to pay down borrowings under the Credit Agreement to provide additional availability under the Credit Agreement to assist us during our February low working capital period following the holiday selling season. In March 2018, we extended the due date of the Promissory Note to July 1, 2018. On June 29, 2018, we repaid the outstanding balance of the Promissory Note. On July 31, 2018, we borrowed $13.0 million under a new promissory note from SunTrust Bank. The proceeds were used to provide additional availability as we begin to purchase inventory for the second half of 2018. See Note 4 “Debt” of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Cash flows from operations are driven by sales as well as the credit terms available to us from our vendors and their factors. Our sales generate cash almost immediately and are affected by customer traffic to our stores and the desirability of our merchandise for those customers. Customer traffic is in turn affected by our marketing and advertising, general economic and business conditions, and weather. Changes in these factors could have a material effect on our ability to generate sales and thus cash inflows to operate our business.

Our cash outflows can be materially affected by changes in credit terms and availability from our vendors and their factors. During the first quarter of 2018, our vendors and factors constricted our credit terms and limits significantly. This was a reaction to our 2017 third-quarter results, as well as concern about the general retail environment at the time, which included multiple bankruptcies and restructurings by other retailers in the same business. This constriction caused us to make payments to our vendors and factors more quickly than in prior periods thus increasing our debt levels during that period. The added availability from the Term Loan Agreement was a key part of our ability to fund the accelerated payments. During this time, we successfully managed our vendor and factor relationships to maintain the flow of our merchandise during the key early spring selling period. Throughout all periods, we made our payments to vendors and their factors on a timely basis in accordance with our negotiated terms.

When we announced our fourth quarter results and outlook for spring 2018 in March our terms with the vendors and their factors began to be less constricted. At that same time, we also announced our Term Loan Agreement. We have non-disclosure agreements with the major factors, credit insurers and several of our largest vendors which allow us to communicate our operating results and cash flows to them on a regular basis. Additionally, we made presentations to larger groups of our vendors just after our fourth quarter results were announced, in March 2018. We continue to communicate our operating results and cash flows to our large vendors and factors with whom we have non-disclosure agreements in place. These steps have contributed to the positive movement in their credit arrangements.

Our working capital fluctuates with seasonal variations which affect our borrowings and availability. Our availability is highest just after our strong seasonal spring and holiday selling seasons and is lowest just before those seasons as we build inventory levels. Working capital is also used to support capital investments for maintenance of our existing stores, system improvements and new store openings. We have reduced our capital investments to enhance our cash flows. These reduced levels of investment can be sustained for the foreseeable future as prior to this our store base and systems have been well maintained. Positive operating results and cash flows will help us preserve satisfactory credit terms and allow us to operate within the borrowing availability under our Credit Agreement and Term Loan Agreement. Based on our current expectations regarding our operating results we consider our resources adequate to satisfy our cash needs for at least the next 12 months.

In January 2018, we announced that we hired PJ Solomon to help us evaluate strategic and capital alternatives. We hired Alvarez & Marsal as advisors in 2017 to assist in evaluating our forecasting and strategic communications with our vendors and their factors. Alvarez & Marsal also advised us on cost savings and cash flow initiatives and assisted with evaluating capital alternatives which resulted in the Term Loan Agreement. It is possible that additional strategic alternatives will arise from these efforts.

As of August 4, 2018, we had cash and cash equivalents of $10.0 million and $112.3 million in borrowings under our Credit Agreement, $50.0 million in borrowings under the Term Loan and $13.0 million in borrowings under the Promissory Note, for a total of $175.3 million in outstanding borrowings. As of February 3, 2018, we had cash and cash equivalents of $10.4, and borrowings under our credit facilities of $142.4 million and $13.7 million in borrowings under the Promissory Note, for a total of $156.1 million in outstanding borrowings. As of July 29, 2017, we had cash and cash equivalents of $10.6 million and borrowings under our credit facilities were $170.6 million. The total amount available for borrowings and letters of credit under our Credit Agreement is the lesser of $225.0 million or 100 percent of eligible credit card receivables and the net recovery percentage value of inventories less reserves. On August 4, 2018, in addition to outstanding borrowings under the Credit Agreement, Term Loan and Promissory Note, we had $7.9 million of outstanding letters of credit. Our Excess Availability (as defined in the Credit Agreement) was $43.3 million on August 4, 2018.

Cash Flows

Cash (used in) provided by :	26 Weeks Ended August 4, 2018	26 Weeks Ended July 29, 2017	Change

Operating activities	$ (16,884)	$ 24,943	$(41,827)
Investing activities	(1,272)	(10,316)	9,044
Financing activities	17,786	(14,654)	32,440

Net decrease in cash and cash equivalents	$ (370)	$ (27)	$(343)

Net cash used in operating activities was $16.9 million for the 26 weeks ended August 4, 2018, compared to net cash provided by operating activities of $24.9 million for the 26 weeks ended July 29, 2017. The decrease in cash provided by operating activities was mainly due to the acceleration of vendor payments during the 26 weeks ended August 4, 2018, which significantly reduced our accounts payable balance compared to the 26 weeks ended July 29, 2017. Also contributing to the decrease was a smaller decrease in inventory this year due to improved management of our beginning inventory levels and an increase in prepaid rent due to the timing of the end of the second quarter this year.

Net cash used in investing activities was primarily from capital expenditures offset by proceeds from canceled corporate-owned life insurance policies and was $1.3 million for the 26 weeks ended August 4, 2018, compared to net cash used of $10.3 million for the 26 weeks ended July 29, 2017, primarily for capital expenditures. The decrease in capital expenditures was primarily due to lower investment in technologies, fewer remodels to existing stores and fewer tenant improvements during the 26 weeks ended August 4, 2018. We expect lower capital expenditures to continue through the end of fiscal 2018.

Net cash provided by financing activities was $17.8 million during the 26 weeks ended August 4, 2018, compared to cash used in financing activities of $14.7 million during the 26 weeks ended July 29, 2017. During the 26 weeks ended August 4, 2018, we had net proceeds of debt of $19.1 million, primarily used to pay vendors due to accelerated payment terms mostly in the first quarter. The increase in borrowings and repayments is a result of the cash dominion discussed above. We paid debt issuance costs of $0.9 million, cash dividends of $0.1 and capital lease payments of $0.4 million. In addition, we repurchased 48,409 shares of common stock for less than $0.1 million. During the 26 weeks ended July 29, 2017, we had net repayments of debt of $11.2 million. We also paid cash dividends of $3.6 million. We did not pay any debt issuance costs or capital lease payments. In addition, we repurchased 63,486 shares of common stock for $0.2 million. See Note 2 “Shareholders’ Equity” of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 3, 2018 and filed with the SEC on May 4, 2018. We have made no significant changes in our critical accounting policies and estimates since February 3, 2018.

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

Although we expect that our income will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected materially by inflation in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 4, 2018, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See the discussion of legal proceedings in Note 5 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended February 3, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding repurchases of our common stock during the quarter ended August 4, 2018:

			Total number of	Maximum number
	Total	Average	shares purchased	of shares that may
	number	price	as part of publicly	yet be purchased
	of shares	paid per	announced plans	under the plans or
Period	purchased	share	or programs (1)	programs (1)
May 6, 2018 - June 2, 2018	1,273	$2.75	1,273	368,922
June 3, 2018 - July 7, 2018	1,378	2.59	1,378	367,544
July 8, 2018 - August 4, 2018	655	2.20	655	366,889
Total	3,306	$2.57	3,306	366,889

(1)

All stock repurchases were for tax withholding amounts due on employee stock awards. No shares were purchased on the open market pursuant to our open market repurchase program. Our open market repurchase program is conducted pursuant to authorizations made from time to time by our Board of Directors, including the most recent authorization of an additional 500,000 shares by the Board of Directors on November 24, 2015 and announced on November 30, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	Promissory Note dated July 31, 2018, by and among Stein Mart, Inc. as borrower and SunTrust Bank, as Trustee, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 2, 2018
31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)
31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)
32.1+	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101

Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018, formatted in XBRL (extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited)

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.
Date: August 31, 2018	By:	/s/ D. Hunt Hawkins
D. Hunt Hawkins
Chief Executive Officer
/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer