Form 10-Q
period 2018-11-03
STEIN MART INC
filed 2018-12-04
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s common stock as of November 30, 2018, was 47,846,438.

Stein Mart, Inc.

Table of Contents

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	November 3, 2018	As Adjusted February 3, 2018	As Adjusted October 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$13,884	$10,400	$13,230
Inventories	305,010	270,237	311,255
Prepaid expenses and other current assets	35,638	26,620	33,265

Total current assets	354,532	307,257	357,750
Property and equipment, net of accumulated depreciation and amortization of $250,418, $231,997 and $236,623, respectively	133,094	151,128	159,006
Other assets	24,594	24,973	30,192

Total assets	$512,220	$483,358	$546,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,019	$119,388	$179,666
Current portion of long-term debt	-	13,738	3,333
Accrued expenses and other current liabilities	82,043	78,453	80,458

Total current liabilities	204,062	211,579	263,457
Long-term debt, net of current portion	190,657	142,387	147,472
Deferred rent	40,558	40,860	41,592
Other liabilities	35,982	40,214	47,219

Total liabilities	471,259	435,040	499,740

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized; 47,898,068, 47,978,275 and 47,867,630 shares issued and outstanding, respectively	479	480	479
Additional paid-in capital	59,009	56,002	54,528
Retained deficit	(18,295)	(7,918)	(7,521)
Accumulated other comprehensive loss	(232)	(246)	(278)

Total shareholders’ equity	$40,961	$48,318	$47,208

Total liabilities and shareholders’ equity	$512,220	$483,358	$546,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	13 Weeks Ended November 3, 2018	As Adjusted 13 Weeks Ended October 28, 2017	39 Weeks Ended November 3, 2018	As Adjusted 39 Weeks Ended October 28, 2017

Net sales	$279,127	$285,395	$916,751	$933,766
Other revenue	3,734	3,516	11,525	10,728

Total revenue	282,861	288,911	928,276	944,494
Cost of merchandise sold	209,286	217,126	671,427	705,273
Selling, general and administrative expenses	86,948	95,674	258,584	274,581

Operating loss	(13,373)	(23,889)	(1,735)	(35,360)
Interest expense, net	3,078	1,156	8,406	3,437

Loss income before income taxes	(16,451)	(25,045)	(10,141)	(38,797)
Income tax expense (benefit)	171	(10,429)	291	(14,888)

Net loss	$(16,622)	$(14,616)	$(10,432)	$(23,909)

Net loss per common share:
Basic	$(0.36)	$(0.31)	$(0.22)	$(0.52)

Diluted	$(0.36)	$(0.31)	$(0.22)	$(0.52)

Weighted-average shares outstanding:
Basic	46,743	46,447	46,674	46,292

Diluted	46,743	46,447	46,674	46,292

Dividends declared per common share	$-	$-	$-	$0.075

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	13 Weeks Ended November 3, 2018	13 Weeks Ended October 28, 2017	39 Weeks Ended November 3, 2018	39 Weeks Ended October 28, 2017

Net loss	$(16,622)	$(14,616)	$(10,432)	$(23,909)
Other comprehensive income, net of tax:
Amounts reclassified from accumulated other comprehensive loss	5	9	14	26

Comprehensive loss	$(16,617)	$(14,607)	$(10,418)	$(23,883)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	39 Weeks Ended November 3, 2018	As Adjusted 39 Weeks Ended October 28, 2017

Cash flows from operating activities:
Net loss	$(10,432)	$(23,909)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	24,513	24,254
Share-based compensation	2,973	4,194
Store closing (benefit) charge	(180)	97
Impairment of property and other assets	491	640
Loss on disposal of property and equipment	139	287
Deferred income taxes	-	1,900
Changes in assets and liabilities:
Inventories	(34,773)	(20,145)
Prepaid expenses and other current assets	(9,018)	(207)
Other assets	(1,882)	(820)
Accounts payable	2,559	65,298
Accrued expenses and other current liabilities	3,977	3,781
Other liabilities	(3,928)	(2,566)

Net cash (used in) provided by operating activities	(25,561)	52,804

Cash flows from investing activities:
Net acquisition of property and equipment	(7,379)	(17,168)
Proceeds from cancelled corporate owned life insurance policies	2,514	1,504
Proceeds from insurance claims	296	-

Net cash used in investing activities	(4,569)	(15,664)

Cash flows from financing activities:
Proceeds from borrowings	1,033,415	290,169
Repayments of debt	(997,990)	(321,187)
Debt issuance costs	(1,146)	-
Cash dividends paid	(147)	(3,597)
Capital lease payments	(551)	(1)
Proceeds from exercise of stock options and other	90	328
Repurchase of common stock	(57)	(226)

Net cash provided by (used in) financing activities	33,614	(34,514)

Net increase in cash and cash equivalents	3,484	2,626
Cash and cash equivalents at beginning of year	10,400	10,604

Cash and cash equivalents at end of period	$13,884	$13,230

Supplemental disclosures of cash flow information:
Income taxes received	$(332)	$(18,103)
Interest paid	7,758	3,340
Accruals and accounts payable for capital expenditures	324	2,479

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). This update provides a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this ASU on February 4, 2018, for all revenue contracts with our customers using the full retrospective approach and increased retained earnings as of January 28, 2017, by less than $0.1 million as we now recognize Ecommerce sales when orders are delivered to the carrier and no longer reserve for orders in transit. Prior to the adoption of ASU No. 2014-09, our sales return liability was recorded as a net liability on the Condensed Consolidated Balance Sheets (Unaudited). We now recognize a gross return liability for the sales amounts expected to be refunded to customers and a corresponding asset for the recoverable cost of the merchandise expected to be returned by customers in other current assets and other current liabilities on the Condensed Consolidated Balance Sheets (Unaudited). Other changes relate primarily to the presentation of revenue. Revenue associated with our credit card program and breakage revenue has been retrospectively reclassified to present the revenue in other revenues, rather than as an offset to selling, general and administrative expenses on the Condensed Consolidated Statements of Income (Unaudited) for all periods presented.

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

Our gift and merchandise return cards may not ultimately be redeemed either in full or partially. We account for this “breakage” of unused amounts as revenue in proportion to the pattern of rights exercised by the customer. With the adoption of ASU No. 2014-09, breakage revenue is recorded within other revenue in the Condensed Consolidated Statements of Operations (Unaudited). During the 13 weeks ended November 3, 2018 and October 28, 2017, we recognized $0.2 million of breakage revenue on unused gift and merchandise return cards. During the 39 weeks ended November 3, 2018 and October 28, 2017, we recognized $1.1 million and $0.8 million, respectively, of breakage revenue on unused gift and merchandise return cards.

Credit Card

We offer co-branded and private label credit cards under the Stein Mart brand. These cards are issued by Synchrony Bank (“Synchrony”). Synchrony extends credit directly to card holders, provides all servicing for the credit card accounts and bears all risk of credit and fraud losses.

We receive royalty revenue from Synchrony based on card usage in our stores and at other retailers for the Stein Mart Mastercard. We also receive revenues for new accounts and gain share based on the profitability of the overall program. Credit card revenue is recorded within

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

other revenue in the Condensed Consolidated Statements of Operations (Unaudited). These revenues are recorded as they are earned based on the occurrence of the various program activities and represent the majority of other revenue.

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

Adjustments to Previously Reported Financial Statements

The following tables set forth the adjustments made to our financial statements for the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (in thousands):

Condensed Consolidated Balance Sheets

	February 3, 2018
	As Reported	Adjustment	As Adjusted
Prepaid expenses and other current assets	$24,194	$2,426	$26,620
Accrued expenses and other current liabilities	76,058	2,395	78,453
Retained deficit	(7,949)	31	(7,918)

	October 28, 2017
	As Reported	Adjustment	As Adjusted
Prepaid expenses and other current assets	$31,371	$1,894	$33,265
Accrued expenses and other current liabilities	78,595	1,863	80,458
Retained deficit	(7,552)	31	(7,521)

Condensed Consolidated Statements of Operations

	13 Weeks Ended October 28, 2017
	As Reported	Adjustment	As Adjusted
Other revenue	$-	$3,516	$3,516
Selling, general and administrative expenses	92,158	3,516	95,674

	39 Weeks Ended October 28, 2017
	As Reported	Adjustment	As Adjusted
Other revenue	$-	$10,728	$10,728
Selling, general and administrative expenses	263,853	10,728	274,581

Condensed Consolidated Statements of Cash Flows

	39 Weeks Ended October 28, 2017
	As Reported	Adjustment	As Adjusted
Prepaid expenses and other current assets	$(1,122)	$915	$(207)
Accrued expenses and other current liabilities	4,696	(915)	3,781

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Revenue

The following table sets forth our revenue by type of contract (in thousands):

	13 Weeks Ended November 3, 2018	13 Weeks Ended October 28, 2017	39 Weeks Ended November 3, 2018	39 Weeks Ended October 28, 2017
Store sales (1)	$261,138	$271,836	$860,143	$891,792
Ecommerce sales (1)	11,897	8,172	37,728	24,663
Licensed department commissions (2)	6,092	5,387	18,880	17,311
Net sales	$279,127	$285,395	$916,751	$933,766

Credit card revenue (3)	1,754	2,230	6,243	7,596
Breakage revenue (4)	1,930	1,242	5,146	3,018
Other	50	44	136	114
Other revenue	3,734	3,516	11,525	10,728
Total revenue	$282,861	$288,911	$928,276	$944,494

(1)	Store and Ecommerce sales are net of any returns, discounts and percentage-off coupons.
(2)	Licensed department commissions are licensed department commissions received net of any returns.
(3)	Credit card revenue earned from Synchrony programs.
(4)	Breakage revenue earned on unused gift and merchandise return cards and unused certificates and loyalty reward points.

The following table sets forth the gross up of the sales return reserve (in thousands):

	November 3, 2018	February 3, 2018	October 28, 2017
Reserve for sales returns	$(4,888)	$(4,094)	$(3,189)
Cost of inventory returns	1,919	2,426	1,894

The following table sets forth the contract liabilities and their relationship to revenue (in thousands):

	November 3, 2018	February 3, 2018	October 28, 2017
Deferred revenue contracts	$(11,417)	$(12,512)	$(12,909)
Gift card liability	(8,774)	(12,180)	(8,799)
Credit card reward liability	(4,972)	(4,689)	(3,224)
Liability for deferred revenue	$(25,163)	$(29,381)	$(24,932)

Contract liabilities include consideration received for gift card and loyalty related performance obligations which have not been satisfied as of the dates presented above.

The following table sets forth a rollforward of the amounts included in contract liabilities for the periods presented (in thousands):

	39 Weeks Ended November 3, 2018	39 Weeks Ended October 28, 2017
Beginning balance	$29,381	$29,412
Current period gift cards sold and loyalty reward points earned	23,287	20,212
Net sales from redemptions (1)	(21,164)	(20,483)
Breakage and amortization (2)	(6,341)	(4,209)
Ending balance	$25,163	$24,932

(1)

$1.0 million and $0.9 million in net sales from redemptions were included in the beginning balance of contract liabilities for the 13 weeks ended November 3, 2018 and October 28, 2017, respectively. $7.4 and $7.3 million in net sales from redemptions were included in the beginning balance of contract liabilities for the 39 weeks ended November 3, 2018 and October 28, 2017, respectively.

(2)

$0.4 million in breakage and amortization were included in the beginning balance of contract liabilities for the 13 weeks ended November 3, 2018 and October 28, 2017, respectively. $3.1 million and $2.1 million in breakage and amortization were included in the beginning balance of contract liabilities for the 39 weeks ended November 3, 2018 and October 28, 2017, respectively.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Accrued Expenses and Other Current Liabilities

The following table sets forth the major components of accrued expenses and other current liabilities (in thousands):

	November 3, 2018	February 3, 2018	October 28, 2017
Property taxes	$18,424	$17,451	$17,364
Unredeemed gift and merchandise return cards	8,734	12,150	8,777
Compensation and employee benefits	8,649	7,732	7,944
Accrued vacation	7,632	7,632	7,715
Other	38,604	33,488	38,658
Accrued expenses and other current liabilities	$82,043	$78,453	$80,458

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. The main provisions of the new standard include: clarifications to the definitions of a lease, components of leases and criteria for determining lease classification; requiring virtually all leased assets, including operating leases and related liabilities, to be reflected on the lessee’s balance sheet; and expanding and adding to the required disclosures for lessees. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. This guidance was additionally updated by ASU No. 2018-11 in July 2018. This update, among other things, added a transition option for lessees. Under the transition option, entities can choose to continue to apply the legacy guidance and make only annual disclosures for the comparative periods or, for those who elect the transition option, can recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented. We plan to adopt these ASU’s in fiscal 2019 using the effective date transition method. The effective date transition method allows us to initially apply the new leases standard at the application date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, we have elected to apply the package of practical expedients at the transition that allows us to forgo reassessing certain conclusions reached under Accounting Standards Codification (“ASC”) 840. We do not need to assess whether any expired or existing contracts are leases or contain leases under ASC 842, classification of any expired or existing leases under ASC 842, and whether unamortized initial direct costs for existing leases meet the definition of initial direct costs under ASC 840. We currently believe the adoption of this ASU will have a significant effect on our Consolidated Balance Sheets due to the addition of our applicable leased assets and related liabilities. We do not believe the adoption of this ASU will have a significant effect on our results of operations as the lease expense under the new standard will approximate our rent expense as it is currently being recorded.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40). This update provides additional guidance to ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40, which was issued in April 2015. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This ASU is effective for annual reporting periods beginning on or after December 15, 2019, and interim periods within those annual periods with early adoption permitted in any interim period for which financial statements have not yet been issued. We are in the process of evaluating the effect that this ASU will have on our financial condition, results of operations and cash flows.

2. Shareholders’ Equity

Dividends

During the 39 weeks ended November 3, 2018, there were no cash dividends declared. We paid $0.1 million in accrued dividends on restricted shares that vested during the period. During the 39 weeks ended October 28, 2017, we paid one quarterly cash dividend of $0.075 per common share on April 14, 2017.

Stock Repurchase Plan

During the 13 weeks ended November 3, 2018, we repurchased 3,832 shares of our common stock at a total cost of less than $0.1 million. During the 13 weeks ended October 28, 2017, we repurchased 5,636 shares of our common stock at a total cost of less than $0.1 million. During the 39 weeks ended November 3, 2018, we repurchased 52,241 shares of our common stock at a total cost of less than $0.1 million. During the 39 weeks ended October 28, 2017, we repurchased 69,122 shares of our common stock at a total cost of approximately $0.2 million. Stock repurchases were for tax withholding amounts due on employee stock awards and during 2018 and 2017, included no shares purchased on the open market under our previously authorized stock repurchase plan. As of November 3, 2018, there are 366,889 shares that can be repurchased pursuant to the Board of Directors’ current authorization.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

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

The following table sets forth the calculation of basic and diluted loss per common share (in thousands, except per share data):

	13 Weeks Ended November 3, 2018	13 Weeks Ended October 28, 2017	39 Weeks Ended November 3, 2018	39 Weeks Ended October 28, 2017
Basic:
Net loss	$ (16,622)	$ (14,616)	$ (10,432)	$ (23,909)
Income allocated to participating securities	-	-	-	2
Net loss available to common shareholders	$ (16,622)	$ (14,616)	$ (10,432)	$ (23,911)

Basic weighted-average shares outstanding	46,743	46,447	46,674	46,292
Basic loss per common share	$ (0.36)	$ (0.31)	$ (0.22)	$ (0.52)

Diluted:
Net loss	$ (16,622)	$ (14,616)	$ (10,432)	$ (23,909)
Income allocated to diluted participating securities	-	-	-	2
Net loss available to common shareholders	$ (16,622)	$ (14,616)	$ (10,432)	$ (23,911)

Basic weighted-average shares outstanding	46,743	46,447	46,674	46,292
Incremental shares from share-based compensation plans	-	-	-	-
Diluted weighted-average shares outstanding	46,743	46,447	46,674	46,292
Diluted loss per common share	$ (0.36)	$ (0.31)	$ (0.22)	$ (0.52)

Diluted weighted-average shares outstanding exclude approximately 2.3 million and 2.9 million shares during the 13 weeks ended November 3, 2018 and October 28, 2017, respectively, which are anti-dilutive for the periods presented. Diluted weighted-average shares outstanding exclude approximately 2.7 million and 2.9 million shares during the 39 weeks ended November 3, 2018 and October 28, 2017, respectively, which are anti-dilutive for the periods presented. These shares are comprised of a mix of stock options, performance awards and restricted stock. Stock options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. Restricted stock and performance shares excluded were shares that were anti-dilutive as calculated using the treasury stock method.

4. Debt

The following table sets forth our debt (in thousands):

	November 3, 2018	February 3, 2018	October 28, 2017
Revolving credit facility	$156,551	$142,387	$147,483
Term loan	35,000	-	-
Promissory note	-	13,738	-
Equipment term loan	-	-	3,333
Total debt	191,551	156,125	150,816
Current portion	-	(13,738)	(3,333)
Debt issuance costs	(894)	-	(11)
Long-term debt	$190,657	$142,387	$147,472

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Revolving Credit Facility and Equipment Term Loan

On February 3, 2015, we entered into a $250.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank (“Wells Fargo”) that will mature in February 2020 (the “Revolving Credit Facility”) and a secured $25.0 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan”) with an original maturity in February 2018. Borrowings under the Revolving Credit Facility were initially used for a special dividend but are subsequently being used for working capital, capital expenditures and other general corporate purposes. During 2015, debt issuance costs of $0.4 million were associated with the Revolving Credit Facility and the Equipment Term Loan. Debt issuance costs associated with the Revolving Credit Facility are being amortized over its respective term. We repaid the Equipment Term Loan in full on January 22, 2018, at which time the associated debt issuance costs were fully amortized.

On February 19, 2018, we entered into Amendment No. 1 (the “Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Credit Agreement Amendment provides for, among other things, an Accommodation Period (as defined in the Credit Agreement Amendment) during which we were not required to meet the Fixed Charge Coverage Ratio (as defined in the Credit Agreement). This change permitted us to borrow the full amount of the then applicable borrowing base until we delivered our financial statements for the Measurement Period (as defined in the Credit Agreement) ended February 28, 2018. Pursuant to the Credit Agreement Amendment, a Cash Dominion Event (as defined in the Credit Agreement Amendment) occurred as of the effective date of the Credit Agreement Amendment and at all times thereafter. As a result of the Cash Dominion Event, all of our cash receipts were swept daily to repay outstanding borrowings under the Credit Agreement and the amount outstanding under the Credit Agreement was classified as a short-term obligation. See below for discussion of the Third Credit Agreement and the removal of the Cash Dominion Event effective September 18, 2018.

On March 14, 2018, we entered into Amendment No. 2 (the “Second Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Second Credit Agreement Amendment provided for, among other things, the following: (1) the $25.0 million Tranche A-1 Revolving Loans (as defined in the Second Credit Agreement Amendment) was repaid in full with the proceeds of the Term Loan (as defined below); (2) the entry into the Intercreditor Agreement (as defined below); and (3) certain other modifications and updates to coordinate the Revolving Credit Facility with the Term Loan.

On September 18, 2018, we entered into Amendment No. 3 the (the “Third Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Third Credit Agreement Amendment provides for, among other things, the following: (1) the increase of Aggregate Tranche A Revolving Loan Commitments (as defined in the Second Credit Agreement Amendment) from $225.0 million to $240.0 million; (2) an extension of the Maturity Date of the Revolving Credit Facility to the earlier of (a) the maturity date of the Term Loan Agreement (as defined below) or (b) September 18, 2023; and (3) the elimination of Cash Dominion Event status and a change in Cash Dominion to be triggered only in the event of (a) the occurrence and continuance of any Event of Default or (b) Excess Availability of less than (A) 10.0% of the loan cap at any time or (B) 12.5% of the loan cap for 3 consecutive business days. During 2018, debt issuance costs of less than $0.1 million were associated with the Third Credit Agreement Amendment and are being amortized over its respective term. Debt issuance costs of $0.1 million remaining under the initial Credit Agreement will also be amortized over the new term of the Third Credit Agreement.

The total amount available for borrowings under the Credit Agreement is the lesser of $240.0 million or 100 percent of eligible credit card receivables and the net recovery percentage of inventories less reserves. On November 3, 2018, in addition to outstanding borrowings under the Credit Agreement, we had $8.5 million of outstanding letters of credit and our unused availability under the Credit Agreement was $74.9 million. The amount outstanding under the Credit Agreement has been classified as a long-term obligation.

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

The weighted average interest rate for the amount outstanding under the Credit Agreement was 4.10 percent as of November 3, 2018.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Promissory Note

On February 2, 2018, we executed a promissory note under which we borrowed approximately $13.7 million (the “Promissory Note”) from SunTrust Bank (the “Trustee”) in its capacity as the trustee under a trust agreement (the “Trust Agreement”) dated September 1, 1999. The trust established by the Trust Agreement (the “Trust”) holds certain life insurance policies related to our executive deferred compensation plans. The Trustee obtained loans from the insurance policies held in the Trust in an amount not less than the amount of the Promissory Note. The Promissory Note is a short-term obligation and the proceeds were used to pay down borrowings under the existing Credit Agreement which provided additional availability under that agreement.

The Promissory Note had a fixed interest rate of 3.58 percent per annum and an original maturity date of April 1, 2018. On March 7, 2018, we executed an amendment to the Promissory Note under which the Trustee extended the maturity date of the note from April 1, 2018, to July 1, 2018 (the “Maturity Date”). The amendment did not alter the short-term nature of the Promissory Note. The Promissory Note could be prepaid in whole or in part at any time. All unpaid principal and accrued interest on the Promissory Note would have become due and payable on the Maturity Date. The Trustee could offset payments due under the Promissory Note against amounts we would otherwise be entitled to withdraw from the Trust under the terms of the Trust Agreement. On June 29, 2018, we repaid the outstanding balance of the Promissory Note.

On July 31, 2018, we executed a second promissory note from SunTrust Bank for $13.0 million which carries a fixed interest rate of 3.58 percent per annum and an original maturity date of September 10, 2018. This note is under the same terms as the Promissory Note executed on February 2, 2018. On September 10, 2018, we repaid the outstanding balance of the Promissory Note.

We believe we are able to borrow, on a short-term basis and subject to the formal agreement of the lender, amounts up to the cash surrender value of the life insurance policies related to our executive deferred compensation plans to provide additional liquidity if needed. At November 3, 2018, the cash surrender value of our life insurance policies was $12.8 million.

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

The Term Loan originally matured on the earlier of (1) the termination date specified in our Credit Agreement, as such date may be extended with the consent of the Term Loan Agent or in accordance with the Intercreditor Agreement (defined below), and (2) March 14, 2020.

On September 18, 2018, we entered into Amendment No. 2 (the “Second Amendment”) to the Term Loan with Gordon Brothers Finance Company. The Second Amendment provided for, among other things, the following: (1) the reduction of the maximum amount of the Term Loan to $35.0 million; (2) an extension of the maturity date of the Term Loan Agreement to the earlier of (a) the termination date specified in the Revolving Credit Facility (as defined in the Credit Agreement), and (b) September 18, 2023; (3) the reduction of the non-default interest rate applicable to the Term Loan under the Term Loan Agreement to a fluctuating rate of interest equal to three-month LIBOR (with a floor of 1.5%) plus 8.25% per annum; and (4) the elimination of Cash Dominion Event status and a change in Cash Dominion to be triggered only in the event of (a) the occurrence and continuance of any Event of Default or (b) Excess Availability of less than (A) 10.0% of the Revolving Loan Cap at any time or (B) 12.5% of the Revolving Loan Cap for 3 consecutive Business Days. During 2018, debt issuance costs of approximately $0.3 million were associated with the Term Loan and are being amortized over its respective term.

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

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

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

The Term Loan Agent and Wells Fargo have entered into an Intercreditor Agreement dated as of March 14, 2018 (the “Intercreditor Agreement”), acknowledged by us under the Term Loan and the Credit Agreement. The Intercreditor Agreement was also amended on September 18, 2018 to incorporate the amendment to the Revolving Credit Facility and the Term Loan Agreement.

The weighted average interest rate for the amount outstanding under the Term Loan was 10.65 percent as of November 3, 2018.

The following table sets forth the aggregate maturities of our long-term debt at November 3, 2018, for the following fiscal years (in thousands):

2019	$-
2020	-
2021	-
2022	-
2023	191,551
Thereafter	-

Total	$191,551

5. Commitments and Contingencies

We are involved in various routine legal proceedings incidental to the conduct of our business. During both the 13 and 39 weeks ended November 3, 2018 and October 28, 2017, we did not accrue for any actual or anticipated loss contingencies. While some of these matters could be material to our results of operations or cash flows for any particular period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our overall financial condition.

6. Income Taxes

Our income tax expense for the 13 and 39 weeks ended November 3, 2018, reflects our net operating loss carryforward position along with the valuation allowance established against deferred tax assets during the fourth quarter of 2017. The 2017 Tax Act changed the carryback rules for 2018 and future years. As a result, we are unable to carry back our 2018 losses. The 39 weeks of 2018 expense represents certain state income tax expense. The effective tax rate will be close to zero percent for all of 2018.

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

Overview

We are a national specialty off-price retailer offering designer and name-brand fashion apparel, home décor, accessories and shoes at everyday discount prices. We currently operate 288 stores across 30 states.

Financial Overview for the 13 and 39 weeks Ended November 3, 2018

●

Net sales were $279.1 million for the 13 weeks ended November 3, 2018, compared to $285.4 million for the 13 weeks ended October 28, 2017, and $916.8 million for the 39 weeks ended November 3, 2018, compared to $933.8 million for the 39 weeks ended October 28, 2017.

●

Comparable sales for the 13 weeks ended November 3, 2018, increased 1.4 percent compared to the 13 weeks ended October 28, 2017, and for the 39 weeks ended November 3, 2018, increased 0.4 percent compared to the 39 weeks ended October 28, 2017.

●

Net loss for the 13 weeks ended November 3, 2018, was $16.6 million, or $0.36 per diluted share, compared to net loss of $14.6 million, or $0.31 per diluted share, during the 13 weeks ended October 28, 2017.

●

Net loss for the 39 weeks ended November 3, 2018, was $10.4 million, or $0.22 per diluted share, compared to net loss of $23.9 million, or $0.52 per diluted share, during the 39 weeks ended October 28, 2017.

●	We had $190.7 million, $156.1 million and $150.8 million of borrowings on our credit facilities as of November 3, 2018, February 3, 2018, and October 28, 2017, respectively.

Stores

The following table sets forth the stores activity for the 13 and 39 weeks ended November 3, 2018 and October 28, 2017:

	13 Weeks Ended November 3, 2018	13 Weeks Ended October 28, 2017	39 Weeks Ended November 3, 2018	39 Weeks Ended October 28, 2017
Stores at beginning of period	289	292	293	290
Stores opened during the period	2	4	2	9
Stores closed during the period	(3)	(3)	(7)	(6)
Stores at the end of period	288	293	288	293

Inventories

Inventory levels were $305.0 million as of November 3, 2018, compared to $270.2 million as of February 3, 2018, and $311.3 million as of October 28, 2017. Average inventories per store as of November 3, 2018, decreased 2.9 percent from October 28, 2017. We have intentionally operated with lower inventory levels during 2018, mainly by planning to turn faster and leaving a percentage of receipt dollars open to spend closer to actual delivery dates.

Results of Operations

The following table sets forth each line item of our Condensed Consolidated Statements of Operations (Unaudited) expressed as a percentage of net sales (1):

	13 Weeks Ended November 3, 2018	As Adjusted 13 Weeks Ended October 28, 2017	39 Weeks Ended November 3, 2018	As Adjusted 39 Weeks Ended October 28, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.3%	1.2%	1.3%	1.2%
Total revenue	101.3%	101.2%	101.3%	101.2%
Cost of merchandise sold	75.0%	76.1%	73.2%	75.5%
Selling, general and administrative expenses	31.2%	33.5%	28.2%	29.4%
Operating loss	-4.8%	-8.4%	-0.2%	-3.8%
Interest expense, net	1.1%	0.4%	0.9%	0.4%
Loss before income taxes	-5.9%	-8.8%	-1.1%	-4.2%
Income tax expense (benefit)	0.1%	-3.7%	0.0%	-1.6%
Net loss	-6.0%	-5.1%	-1.1%	-2.6%

(1)	Table may not foot due to rounding.

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

Calculations of our comparable sales including sales from licensed departments are non-GAAP financial measures. We believe that providing calculations of changes in comparable sales, both including and excluding sales from licensed departments, assists in evaluating our ability to generate sales growth, whether through owned businesses or departments licensed to third parties. The following table sets forth these calculations.

	13 Weeks Ended November 3, 2018	13 Weeks Ended October 28, 2017	39 Weeks Ended November 3, 2018	39 Weeks Ended October 28, 2017
Decrease in comparable sales excluding sales from licensed departments (1)	(0.2)%	(6.9)%	(0.8)%	(6.5)%
Effect of growth in comparable sales of licensed departments (2)	1.6%	0.6%	1.2%	0.5%
Increase (decrease) in comparable sales including sales from licensed departments	1.4%	(6.3)%	0.4%	(6.0)%

(1)

Represents the period-to-period percentage change in net sales from stores open throughout the period presented and the same period in the prior year and all online sales of steinmart.com, excluding commissions from departments licensed to third parties.

(2)

Represents the effect of including the full sales amounts for departments licensed to third parties throughout the period presented and the same period in the prior year on the calculation of comparable sales. We license our shoe and vintage handbag departments to third parties and receive a commission from these third parties based on a percentage of their sales. In our financial statements prepared in conformity with GAAP, we include commissions (rather than sales of the departments licensed to third parties) in our net sales. We do not include the commission amounts from licensed department sales in our comparable sales calculation.

13 and 39 weeks Ended November 3, 2018, Compared to the 13 and 39 weeks Ended October 28, 2017 (tables presented in thousands):

Net Sales

	13 Weeks Ended November 3, 2018	13 Weeks Ended October 28, 2017	(Decrease)/ Increase	39 Weeks Ended November 3, 2018	39 Weeks Ended October 28, 2017	(Decrease)/ Increase
Net sales	$279,127	$285,395	$(6,268)	$916,751	$933,766	$(17,015)
Sales percent change:
Total net sales			(2.2)%			(1.8)%
Comparable store sales including			1.4%			0.4%
sales from leased departments

Net sales for the 13 weeks ended November 3, 2018, decreased compared to the 13 weeks ended October 28, 2017. The 2.2 percent decrease in net sales is primarily due to closing underperforming stores in 2018 and lower traffic in the Southeast and Mid-Atlantic states from hurricanes. The 1.4 percent increase in comparable sales on an owned plus licensed basis for the 13 weeks ended November 3, 2018, was primarily driven by higher regular-priced selling compared to last year’s higher clearance selling. Higher regular-priced selling for the 13 weeks ended November 3, 2018, increased the average unit retail price, which was partially offset by lower units per transaction and number of transactions, primarily due to lower clearance selling. Comparable sales reflect stores open throughout the period and prior fiscal year and include Ecommerce. Ecommerce sales were up 76.1 percent in the 13 weeks ended November 3, 2018, which include online orders shipped from our stores, and contributed approximately a 210-basis point increase to comparable sales in the same period. Comparable sales on an owned plus licensed basis for the 39 weeks ended November 3, 2018, increased 0.4 percent compared to the 39 weeks ended October 28, 2017. The 1.8 percent decrease in net sales is due to closing underperforming stores. Ecommerce sales were up 95.6 percent and contributed approximately a 240-basis point increase to comparable sales for the 39 weeks ended November 3, 2018.

Other Revenue

	13 Weeks Ended November 3, 2018	13 Weeks Ended October 28, 2017	Increase	39 Weeks Ended November 3, 2018	39 Weeks Ended October 28, 2017	Increase
Other revenue	$3,734	$3,516	$218	$11,525	$10,728	$797
Percentage of net sales	1.3%	1.2%	0.1%	1.3%	1.1%	0.2%

Other revenue for the 13 and 39 weeks ended November 3, 2018, increased compared to the 13 and 39 weeks ended October 28, 2017. The slight increase in other revenue for the 13 and 39 weeks ended November 3, 2018, is the result of higher penetration from our growing credit card program.

Gross Profit

Gross profit is determined as follows:

	13 Weeks Ended November 3, 2018	13 Weeks Ended October 28, 2017	(Decrease)/ Increase	39 Weeks Ended November 3, 2018	39 Weeks Ended October 28, 2017	(Decrease)/ Increase
Net sales	$279,127	$285,395	$(6,268)	$916,751	$933,766	$(17,015)
Cost of merchandise sold	209,286	217,126	(7,840)	671,427	705,273	(33,846)
Gross profit	$69,841	$68,269	$1,572	$245,324	$228,493	$16,831
Percentage of net sales	25.0%	23.9%	1.1%	26.8%	24.5%	2.3%

The gross profit rate increase for the 13 and 39 weeks ended November 3, 2018, was primarily due to a higher merchandise margin rate. The higher merchandise margin rate was driven by lower markdowns, partially offset by higher Ecommerce fulfillment and shipping costs which were higher due to an increase in online orders.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended November 3, 2018	13 Weeks Ended October 28, 2017	Decrease	39 Weeks Ended November 3, 2018	39 Weeks Ended October 28, 2017	Decrease
Selling, general and administrative expenses	$86,948	$95,674	$(8,726)	$258,584	$274,581	$(15,997)
Percentage of net sales	31.1%	33.5%	(2.4)%	28.2%	29.4%	(1.2)%

The SG&A decrease for the 13 weeks ended November 3, 2018, was primarily the result of cost savings initiatives, lower advertising expense and the impact of closing underperforming stores. Decreases are partially offset by $1.1 million in advisory fees for capital alternatives that resulted in the extension of our credit agreements and $0.7 million in hurricane-related expenses, which we expect to be recovered from insurance in future quarters. The SG&A decrease for the 39 weeks ended November 3, 2018, was primarily the result of cost savings, including closing underperforming stores, partially offset by $1.1 million in advisory fees for capital alternatives that resulted in the extension of our credit agreements, $0.7 million in hurricane-related expenses which will be recovered from insurance in future quarters and increased Ecommerce expenses of $3.5 million. Ecommerce expenses were higher to support the additional sales volume.

Interest Expense, Net

	13 Weeks Ended November 3, 2018	13 Weeks Ended October 28, 2017	Increase	39 Weeks Ended November 3, 2018	39 Weeks Ended October 28, 2017	Increase
Interest expense, net	$3,078	$1,156	$1,922	$8,406	$3,437	$4,969
Percentage of net sales	1.1%	0.4%	0.7%	0.9%	0.4%	0.5%

The increase in interest expense for the 13 and 39 weeks ended November 3, 2018, is due to higher borrowing levels and higher interest rates, plus $0.3 million from the early termination of a portion of the Term Loan (as defined in Note 4 “Debt” to the Notes to Condensed Consolidated Financial Statements (Unaudited)) in connection with the extension and amendment of our credit agreements in September.

Income Taxes

	13 Weeks Ended November 3, 2018	13 Weeks Ended October 28, 2017	Increase/ (Decrease)	39 Weeks Ended November 3, 2018	39 Weeks Ended October 28, 2017	Increase/ (Decrease)
Income tax expense (benefit)	$171	$(10,429)	$10,600	$291	$(14,888)	$15,179
Effective tax rate	(1.0)%	41.6%	(42.6)%	-2.9%	38.4%	(41.3)%

Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns, adjusted for the effect of permanent differences. The decrease in the effective tax rate for the 13 and 39 weeks ended November 3, 2018, was primarily driven by our net operating loss carryforward position and our valuation allowance against all net deferred tax assets established during the fourth quarter of 2017. We expect that our effective tax rate will remain near zero percent for the rest of fiscal 2018.

Liquidity and Capital Resources

Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors, our $240.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank (“Credit Agreement”) and our $35.0 million Term Loan (as discussed below).

On February 19, 2018, we entered into Amendment No. 1 (the “Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Credit Agreement Amendment provides for, among other things, an Accommodation Period (as defined in the Credit Agreement Amendment) during which we were not required to meet the Fixed Charge Coverage Ratio (as defined in the Credit Agreement). This change permitted us to borrow the full amount of the then applicable borrowing base until we delivered our financial statements for the Measurement Period (as defined in the Credit Agreement) ended February 28, 2018. Pursuant to the Credit Agreement Amendment, a Cash Dominion Event (as defined in the Credit Agreement Amendment) occurred as of the effective date of the Credit Agreement Amendment and at all times thereafter. As a result of the Cash Dominion Event, all of our cash receipts were swept daily to repay outstanding borrowings under the Credit Agreement and the amount outstanding under the Credit Agreement was classified as a short-term obligation on the Condensed Consolidated Balance Sheets (Unaudited). See below for discussion of the Third Credit Agreement Amendment and the removal of the Cash Dominion Event effective September 18, 2018.

On March 14, 2018, we entered into the Term Loan Agreement (as defined in Note 4 “Debt” in the Notes to Condensed Consolidated Financial Statements (Unaudited)), which provided for a term loan in the amount of $50.0 million. At the same time, we entered into Amendment No. 2 (the “Second Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Second Credit Agreement Amendment provided for, among other things, the following: (1) the permanent repayment in full of $25.0 million of Tranche A-1 Revolving Loans (as defined in the Second Credit Agreement Amendment) with the proceeds of the Term Loan (as defined below), thereby reducing the maximum amount of the revolving credit facility under the Credit Agreement to $225.0 million; (2) the entry into the Intercreditor Agreement (as defined in Note 4 “Debt” in the Notes to Condensed Consolidated Financial Statements (Unaudited)) between Wells Fargo Bank and Gordon Brothers Finance Company, LLC; and (3) certain other modifications and updates to coordinate the Credit Agreement with the Term Loan. The net proceeds of $49.1 million from the Term Loan were used to permanently pay off the $25.0 million Tranche A-1 Revolving Loan Commitment (as defined in Note 4 “Debt” in the Notes to Condensed Consolidated Financial Statements (Unaudited)) and to pay down the outstanding Tranche A-1 Revolving Loans (as defined in the Credit Agreement). After utilizing proceeds from the Term Loan Agreement for repayment of amounts outstanding under the Credit Agreement, the Term Loan increased our total borrowing availability under the combination of the Credit Agreement and Term Loan to $275 million and increased our Excess Availability by approximately $25.0 million. See Note 4 “Debt” of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

On September 18, 2018, we entered into Amendment No. 3 (the “Third Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Third Credit Agreement Amendment provides for, among other things, the following: (1) the increase of Aggregate Tranche A Revolving Loan Commitments (as defined in Note 4 “Debt” in the Notes to Condensed Consolidated Financial Statements (Unaudited)) from $225.0 million to $240.0 million; (2) an extension of the Maturity Date of the Revolving Credit Agreement to the earlier of (a) the maturity date of the Term Loan Agreement or (b) September 18, 2023; and (3) the elimination of Cash Dominion Event status and a change in the definition of Cash Dominion Event to be triggered in the event of (a) the occurrence and continuance of any Event of Default or (b) Excess Availability of less than (A) 10.0% of the Loan Cap at any time or (B) 12.5% of the Loan Cap for 3 consecutive Business Days. At the same time, we entered into Amendment No. 2 (the “Second Amendment”) to the Term Loan with Gordon Brothers Finance Company. The Second Amendment provides for, among other things, the following: (1) the reduction of the maximum amount of the Term Loan to $35.0 million; (2) an extension of the maturity date of the Term Loan Agreement to the earlier of (a) the termination date specified in the Revolving Credit Agreement (as defined in the Credit Agreement), and (b) September 18, 2023; (3) the reduction of the non-default interest rate applicable to the Term Loan under the Term Loan Agreement to a fluctuating rate of interest equal to three-month LIBOR (with a floor of 1.5%) plus 8.25% per annum; and (4) the elimination of Cash Dominion Event status and a change in Cash Dominion to be triggered in the event of (a) the occurrence and continuance of any Event of Default or (b) Excess Availability of less than (A) 10.0% of the Revolving Loan Cap at any time or (B) 12.5% of the Revolving Loan Cap for 3 consecutive Business Days. As we are no longer in Cash Dominion Event status, the amount outstanding under the Credit Agreement is classified as a long-term obligation on the Condensed Consolidated Balance Sheets (Unaudited).

On February 2, 2018, we executed a short-term promissory note under which we borrowed approximately $13.7 million (the “Promissory Note”) from SunTrust Bank in its capacity as trustee under a trust agreement dated September 1, 1999. The proceeds from the Promissory Note were used to pay down borrowings under the Credit Agreement to provide additional availability under the Credit Agreement to assist us during our February low working capital period following the holiday selling season. In March 2018, we extended the due date of the Promissory Note to July 1, 2018. On June 29, 2018, we repaid the outstanding balance of the Promissory Note. On July 31, 2018, we borrowed $13.0 million under a new promissory note from SunTrust Bank. The proceeds were used to provide additional availability as we begin to purchase inventory for the second half of 2018. See Note 4 “Debt” of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion. On September 10, 2018, we repaid the outstanding balance of the Promissory Note.

We believe we are able to borrow, on a short-term basis and subject to formal agreement with the lender, amounts up to the cash surrender value of the life insurance policies related to our executive deferred compensation plans to provide additional liquidity if needed. At November 3, 2018, the cash surrender value of our life insurance policies was $12.8 million.

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

After we announced our fourth quarter 2017 results and outlook for spring 2018, in March our terms with the vendors and their factors began to be less constricted. At that same time, we also announced our Term Loan Agreement. We have non-disclosure agreements with the major factors, credit insurers and several of our largest vendors which allow us to communicate our operating results and cash flows to them on a regular basis. Additionally, we made presentations to larger groups of our vendors just after our fourth quarter results were announced, in March 2018. We continue to communicate our operating results and cash flows to our large vendors and factors with whom we have non-disclosure agreements in place. These steps have contributed to the positive movement in their credit arrangements.

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

As of November 3, 2018, we had cash and cash equivalents of $13.9 million and $156.6 million in borrowings under our Credit Agreement and $35.0 million in borrowings under the Term Loan, for a total of $190.7 million in outstanding borrowings, net of $0.9 million in unamortized debt issuance costs. As of February 3, 2018, we had cash and cash equivalents of $10.4, and borrowings under our credit facilities of $142.4 million and $13.7 million in borrowings under the Promissory Note, for a total of $156.1 million in outstanding borrowings. As of October 28, 2017, we had cash and cash equivalents of $13.2 million and borrowings under our credit facilities were $150.8 million. The total amount available for borrowings and letters of credit under our Credit Agreement is the lesser of $240.0 million or 100 percent of eligible credit card receivables and the net recovery percentage value of inventories less reserves. On November 3, 2018, in addition to outstanding borrowings under the Credit Agreement, Term Loan and Promissory Note, we had $8.5 million of outstanding letters of credit. Our Excess Availability (as defined in the Credit Agreement) was $74.9 million on November 3, 2018. See Note 4 “Debt” of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Cash Flows

Cash (used in) provided by :	39 Weeks Ended November 3, 2018	39 Weeks Ended October 28, 2017	Change

Operating activities	$(25,561)	$52,804	$(78,365)
Investing activities	(4,569)	(15,664)	11,095
Financing activities	33,614	(34,514)	68,128

Net increase in cash and cash equivalents	$3,484	$2,626	$858

Net cash used in operating activities was $25.6 million for the 39 weeks ended November 3, 2018, compared to net cash provided by operating activities of $52.8 million for the 39 weeks ended October 28, 2017. The decrease in cash provided by operating activities was mainly due to the acceleration of vendor payments during the 39 weeks ended November 3, 2018, which significantly reduced our accounts payable balance compared to the 39 weeks ended October 28, 2017. Also affecting operating cash flows was increased inventory purchases over last year. Due to improved management, our beginning inventory levels were lower this year requiring the purchase of more inventory leading into the holiday season.

Net cash used in investing activities was primarily from capital expenditures offset by proceeds from canceled corporate-owned life insurance policies and was $4.6 million for the 39 weeks ended November 3, 2018, compared to net cash used of $15.7 million for the 39 weeks ended October 28, 2017, primarily for capital expenditures. The decrease in capital expenditures was primarily due to lower investment in technologies, fewer remodels to existing stores and fewer tenant improvements during the 39 weeks ended November 3, 2018. We expect lower capital expenditures to continue through the end of fiscal 2018.

Net cash provided by financing activities was $33.6 million during the 39 weeks ended November 3, 2018, compared to cash used in financing activities of $34.5 million during the 39 weeks ended October 28, 2017. During the 39 weeks ended November 3, 2018, we had net proceeds of debt of $35.4 million, primarily used to pay vendors due to accelerated payment terms mostly in the first quarter. We paid debt issuance costs of $1.1 million, cash dividends of $0.1 and capital lease payments of $0.6 million. In addition, we repurchased 52,241 shares of common stock for less than $0.1 million. We also received $0.1 million from our Employee Share Purchase Plan. During the 39 weeks ended October 28, 2017, we had net repayments of debt of $31.0 million. We also paid cash dividends of $3.6 million and capital lease payments of $1.0 million. We did not pay any debt issuance costs. In addition, we repurchased 69,122 shares of common stock for $0.2 million. We also received $0.3 million from our Employee Share Purchase Plan. See Note 2 “Shareholders’ Equity” of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of November 3, 2018, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding repurchases of our common stock during the quarter ended November 3, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)

August 5, 2018 - September 1, 2018	457	$2.71	457	366,889
September 2, 2018 - October 6, 2018	990	2.24	990	366,889
October 7, 2018 - November 3, 2018	2,385	2.14	2,385	366,889

Total	3,832	$2.24	3,832	366,889

(1)

All stock repurchases were for tax withholding amounts due on employee stock awards. No shares were purchased on the open market pursuant to our open market repurchase program. Our open market repurchase program is conducted pursuant to authorizations made from time to time by our Board of Directors, including the most recent authorization of an additional 500,000 shares by the Board of Directors on November 24, 2015, and announced on November 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1

Second Amendment to Term Loan Credit Agreement dated as of September 18, 2018, by and among Gordon Brothers Finance Company, as administrative agent, Gordon Brothers Finance Company LLC, as lender, Stein Mart, Inc., Stein Mart Buying Corp. and Stein Mart Holding Corp., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2018

10.2

Amendment No.  3 to Second Amended and Restated Credit Agreement, dated as of September  18, 2018, by and among Wells Fargo Bank, National Association, as administrative agent, the lenders party thereto, Stein Mart, Inc., Stein Mart Buying Corp. and Stein Mart Holding Corp., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 19, 2018

10.3

Amendment No.  1 to Intercreditor Agreement, dated September 18, 2018, by and among Wells Fargo Bank, National Association and Gordon Brothers Finance Company., incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on September 19, 2018

10.4+	Second Amendment to the Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement with Synchrony Bank
31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)
31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)
32.1+	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101

Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2018, formatted in XBRL (extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (Unaudited)

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: December 4, 2018	By:	/s/ D. Hunt Hawkins
D. Hunt Hawkins
Chief Executive Officer

/s/ Gregory W. Kleffner
Gregory W. Kleffner
Executive Vice President and Chief Financial Officer