Form 10-K
period 2019-02-02
STEIN MART INC
filed 2019-03-28
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 2, 2019

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 4, 2018, was $70,509,246. For purposes of this response, executive officers and directors are deemed to be affiliates of the registrant and the holdings by non-affiliates were computed as 31,477,342 shares. On March 25, 2019, the Registrant had issued and outstanding an aggregate of 47,836,904 shares of its common stock.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management concerning future developments and their potential effects upon Stein Mart, Inc. and our subsidiaries. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements considering new information, future events or otherwise. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of future performance.

PART I

ITEM 1. BUSINESS

OVERVIEW

Headquartered in Jacksonville, Florida, Stein Mart, Inc. is a national specialty off-price retailer offering designer and name-brand fashion apparel, home décor, accessories and shoes at everyday discount prices. Stein Mart provides real value that customers love every day both in stores and online. For more information, please visit www.steinmart.com. Begun in the early 1900s as a single store in Greenville, Mississippi, Stein Mart, Inc. was organized in Mississippi in 1968 before merging into a Florida corporation in 1992. Stein Mart, Inc. operated 287 stores in 30 states and an Ecommerce retail selling site as of February 2, 2019.

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

KEY STRATEGIC OBJECTIVES

Our mission is to provide current season, first-quality fashion apparel, shoes, accessories and home décor merchandise at prices comparable to off-price retail chains in a convenient, attractive and easy-to-shop location. We believe our success and future growth will depend on the consistent execution of the following:

•	Having a desirable, current season assortment of designer, brand name, exclusive and proprietary fashion apparel, accessories and home décor merchandise,

•	Sourcing a wide range of key brands and maintaining strong partnerships with the vendors representing those brands,

•	Offering every day low prices on fashion merchandise through buying methodologies and low-cost operations,

•	Attracting repeat and new customers through marketing and advertising programs,

•	Having an attractive store appearance, appealing merchandise presentation and on-demand customer service, like a department or specialty store,

•	Maintaining current locations in regional, community and neighborhood shopping centers serving a more affluent customer, and

•	Building and growing our Ecommerce business.

TARGET CUSTOMER

Our target customer is a woman who is both style conscious and value seeking. She is typically married and college educated. She may be multi-cultural, works at least part-time in a professional position and has above-average household income.

MERCHANDISING, PURCHASING AND PRICING

Our fashion assortment is driven primarily by seasonal fashion trends and a focus on name brand and designer merchandise complemented by a select program of private label and proprietary/exclusive merchandise. During 2018, approximately seven percent of our sales were from private label or proprietary/exclusive merchandise.

Our merchants purchase products from approximately 1,000 vendors. One of our vendors accounted for approximately eight percent of our total purchases during 2018. We buy a majority of our merchandise at the same time and from many of the same manufacturers as traditional department/specialty stores, however we generally do not require the same level of front and back-end vendor concessions, such as advertising allowances, return privileges and markdown allowances, which are common and significant in the department store industry. As a result, we believe that our buyers can negotiate more favorable upfront pricing terms from our vendors. We also purchase merchandise opportunistically when we believe a combination of the product and the price makes it a compelling addition to our assortment. In both instances, we pass our savings on to our customers through everyday low pricing targeted to be competitive with off-price retail chains.

Our shoe department and vintage luxury handbag inventory is exclusively supplied and owned by DSW, Inc. (“DSW”) and LXRandCo, Inc. (“LXR”), respectively. DSW’s and LXR’s buyers determine each season’s fashion footwear and handbag assortment, respectively. Our commissions from the sales of these licensed departments are included in net sales on our Consolidated Statements of Operations.

The following table sets forth the percentage of our sales by major merchandise category, including shoe department sales, for the fiscal years indicated:

	2018	2017
Women’s apparel	48%	45%
Accessories	9%	10%
Men’s	19%	20%
Home	10%	12%
Shoes	9%	8%
Other	5%	5%
	100%	100%

LOCATIONS AND STORE APPEARANCE

On February 2, 2019, we operated 287 stores in 30 states and an Ecommerce retail selling site. Our stores are located in the Northeast, Midwest, Southeast, Texas and the Southwest. We are most fully concentrated in the Southeast and Texas where 185 of our stores are located. Most locations are in neighborhoods, community and regional shopping centers frequented by a more affluent customer. Our optimal co-tenants within these shopping centers cater to a similar target customer and include highly-frequented retail formats such as other apparel retailers, higher-end grocers and restaurants. All Stein Mart locations, including the corporate headquarters and distribution centers, are leased.

We selectively seek additional store locations that strengthen our portfolio in current as well as new markets. We utilize regional tenant representative brokers to help us identify potential sites for new or relocated stores. New and relocated store decisions are supported by independent sales forecasts, and are approved by a real estate committee made up of senior-level executives. We are not planning to open any new stores in fiscal 2019.

Our typical store is approximately 34,000 gross square feet. They have a racetrack design, conveniently centralized check-out and individual dressing rooms. We display merchandise in lifestyle groupings of apparel and accessories, which we believe enables our customers to locate desired merchandise in a manner that encourages multiple purchases. We seek to create excitement in our stores through the continual flow of fashion merchandise, targeted sales promotions, store layout, merchandise presentation and the quality, value and depth of our merchandise assortment.

ECOMMERCE

We sell merchandise offerings on our website at www.steinmart.com. The website allows customers to make online purchases of many of the same products offered in our stores along with some exclusive online products. The website also provides information for customers regarding store locations, brands, products and selected sales promotion activity. Visitors to our website may apply for our credit card, sign up to be Preferred Customers, sign up for email notifications and purchase gift cards. Ecommerce sales amounted to approximately 5.3 percent and 2.9 percent of our total sales in 2018 and 2017, respectively. Our Ecommerce software and warehouse distribution are managed by two third-party providers and, in some cases, our vendors ship directly to customers on our behalf.

CUSTOMER SERVICE

Our stores offer many services typically found in better department or specialty stores, such as merchandise locator services, a Preferred Customer Program, co-branded and private label credit card programs and electronic gift cards. Each store is staffed with a number of sales associates to provide on-demand customer service.

MARKETING

Our marketing efforts are focused on driving brand awareness, communicating our value proposition and driving traffic for periodic short-duration events. We target existing customers as well as new customers with these efforts. We engage in periodic market research, including customer surveys, to identify how best to reach each of these audiences and, in consultation with our outside advertising, media planning and direct-marketing agencies, we adjust our marketing focus accordingly.

Our advertising communicates brand-name fashion at a value price. We use television, direct mail, email and some newspaper inserts to communicate our short-duration sale events. To reach a broader audience, we use television, digital video and radio advertising. We utilize digital media, primarily paid search, paid social, affiliate marketing and display advertising to increase brand awareness and drive traffic to our Ecommerce site. We also use social networking sites, including Facebook, Instagram, Twitter and various blogs.

Our Preferred Customer Program is an important marketing tool. Preferred Customers receive direct mail promoting key events, members-only shopping days, birthday discounts and special email announcements. This program provides useful database information regarding customer preferences, habits and advertising receptivity. All Stein Mart Credit Card holders are members of our Preferred Customer Program.

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

As mentioned above, Stein Mart Credit Card holders receive notice of sales events and special promotional offers including Extra Savings Events which occur periodically throughout the year and provide incremental savings on purchases made with the Stein Mart Credit Card during these events. Stein Mart Credit Card holders also participate in the credit card rewards program, which provides for an incentive in the form of reward certificates based on their cumulative points earned for purchases made on the Stein Mart Credit Cards.

Our Stein Mart Credit Card programs are designed to increase customer loyalty and sales as studies have shown that store-branded card holders spend 35 percent more than non-card holders. We believe our Stein Mart Credit Card penetration will continue to grow, which gives us improved economics.

COMPETITION

We operate in an intensely competitive retail industry. Our primary competitors for both our stores and Ecommerce are department and specialty stores, as well as conventional off-price retail chains. From our customer’s perspective, we believe that we differentiate ourselves from department and specialty stores with our (i) lower initial pricing, (ii) convenient locations in shopping centers and (iii) assortments that are more selective than department stores and more varied than specialty stores. We also believe that we differentiate ourselves from typical off-price retail chains by offering (i) primarily current season first-quality merchandise carried by better department or specialty stores, (ii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, (iii) merchandise presentation and customer service more comparable to upscale retailers and (iv) competitive price levels.

DISTRIBUTION

Our logistics network consists of consolidation centers (“CCs”) located in the Atlanta, Los Angeles and New Jersey areas, and store distribution centers (“SDCs”) located in the Atlanta, Dallas and Los Angeles areas. Approximately 55 percent of the vendor shipments are aggregated at the CCs and then shipped to the SDCs with the remaining 45 percent moving directly from vendors to SDCs. The SDCs receive, check and prepare the merchandise to ensure it is floor ready for our stores. The SDCs are automated and virtually all of our vendors are electronic data interchange (“EDI”) capable so we are able to cross-dock a high percentage of our receipts. Store deliveries are made by contract carriers once or twice a week, depending on location, store volume and the time of year. The New Jersey CC is the only facility managed by a third-party logistics provider.

EMPLOYEES

As of February 2, 2019, our workforce consisted of approximately 9,500 employees (equivalent to 5,050 40-hour employees). Each of our stores employs an average of 31 persons. The number of employees fluctuates during the year based on the selling season. We have no employees subject to collective bargaining agreements. We believe that our relations with our employees are generally good.

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

AVAILABLE INFORMATION

The United States Securities Commission (the “Commission”) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. Copies of our Annual Reports on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those filings are available, free of charge, on our investor relations website at http://ir.steinmart.com (click on “SEC Filings”). Also available free of charge on the investor relations website are the Charters for the Audit Committee, Compensation Committee and Corporate Governance Committee, as well as the Code of Conduct, Corporate Governance Guidelines, Bylaws and the Conflict Minerals Policy (click on “Charters & Documents”). Paper copies of these items are available free of charge upon written request to Stein Mart, Inc., 1200 Riverplace Boulevard, Jacksonville, FL 32207, Attention: Investor Relations.

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

Our sales and operating results are affected by consumer sensitivity to economic conditions and world events

The retail apparel business is dependent upon consumer spending and, as a fashion retailer, we rely on the expenditure of discretionary income for most, if not all, of our sales. Economic factors affecting consumer confidence and levels of consumer spending include levels of employment, the housing market, the stock market, prevailing interest rates, tax policies, personal bankruptcies, energy costs and availability and cost of credit. Consumer confidence is also affected by both domestic and international events. Deterioration in the level of consumer spending could have a material adverse effect on our profitability and results of operations.

We face intense competition in the retail industry

We face intense competition for customers from department stores, specialty stores, regional and national off-price retail chains and internet and mail-order retailers. Many of these competitors are larger and have significantly greater financial and marketing resources than we do. In addition, many department stores and other competitors have become more promotional and have reduced their price points. Certain department stores and certain of our vendors have opened outlet stores which offer merchandise at prices that are competitive with ours. Many of our competitors have significant Ecommerce sales. While we maintain an internet site, our Ecommerce sales comprised approximately 5.3 percent of our total sales in 2018. If we fail to successfully compete, our profitability and results of operations could be adversely affected.

Unanticipated changes in fashion trends and changing consumer preferences may adversely affect our sales

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

Our ability to sustain profitable growth is subject to our successfully implementing strategic plans

The success of our strategic plans is dependent on the skills, experience and efforts of our management and other associates and our success with third parties. The loss of key management personnel could also negatively effect the execution of our business strategy. Additional changes may be required if we are unable to successfully implement our plans or if we adopt new strategies for the future. There is no assurance that we will be able to successfully implement these strategic initiatives or that the implementation of changes will result in the benefits or costs savings at the levels that we anticipate or at all, which may result in an adverse effect on our profitability and results of operations.

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

We may be unable to raise additional capital, if needed, or to raise capital on favorable terms

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

We may be unable to negotiate acceptable lease terms with current and potential landlords

Our growth and success depend in part on our ability to renew and enter into new leases for successful stores. There is no assurance that we will be able to re-negotiate leases at similar or satisfactory terms at the end of the lease, and we could be forced to move or exit trade areas if another favorable arrangement cannot be made. There is also no assurance that we will be able to negotiate satisfactory terms on new or replacement stores, which could have an adverse effect on our profitability and results of operations.

Underperforming stores can result in charges and expenses

If individual stores underperform to the point that their future estimated cash flows will not cover our un-depreciated fixed asset investment, we take an impairment charge. We also close certain underperforming stores, generally based on the lack of store profitability. Such closures subject us to costs, including lease termination payments and the write-down of leasehold improvements, equipment, furniture, fixtures and inventory. For early terminations, we may incur charges for asset write-downs and remain liable for future lease obligations, which could have an adverse effect on our profitability and results of operations.

Because of our focus on keeping our inventory at the forefront of fashion trends, extreme and/or unseasonable weather conditions could force us to have higher inventory markdowns or result in lost revenue

Our business is susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the fall season or cool weather during the spring season could render a portion of our inventory incompatible with those unseasonable conditions. Prolonged unseasonable weather conditions could have a material adverse effect on our business, financial condition and results of operations. In addition, extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores, which could have an adverse effect on our profitability and results of operations.

Extreme weather can also disrupt our operations and result in store closures, loss of inventory and property damage. Certain regions of the country where our stores are located, such as California and the southeastern United States, experience extreme weather patterns such as hurricanes, tornadoes, wildfires and flooding. While we maintain insurance that allows us to recover some losses from extreme weather events, extreme weather may have a negative effect on our our profitability and results of operations.

We are dependant on our Key Vendors and Factors for credit to acquire merchandise

Our business is dependent upon our ability to purchase merchandise at competitive terms through relationships with our vendors and their factors, as applicable. A significant change in vendor and factor support could limit our ability to acquire desired merchandise at competitive prices or payment terms. Additionally, if we experience declining operating performance or liquidity challenges, vendors and their factors may seek protection against non-payment, such as accelerated payment terms or letters of credit. This could have an adverse effect on our profitability and results of operations.

A lack of adequate sources of merchandise at acceptable prices may adversely affect our sales

Our business is dependent to a significant degree upon our ability to purchase fashion and brand name merchandise and to do so at acceptable wholesale prices. We continuously seek out buying opportunities and compete for these opportunities with other retailers. In the event of a further decrease in retail sales and the resulting pressure on manufacturers, the opportunities to purchase merchandise could become limited by the consolidation or demise of merchandise vendors. Our ability to obtain merchandise also depends on manufacturers’ ability to obtain vendor financing through banks and factoring companies. To the extent they are unable to secure sufficient credit, they may not be able to sell to us at acceptable terms. Although we do not depend on any single vendor or group of vendors and believe we can successfully compete in seeking out new vendors, the loss of key vendors could make it difficult for us to acquire sufficient quantities and an appropriate mix of merchandise, and to do so at acceptable prices could have an adverse effect on our profitability and results of operations.

Increases in the price of merchandise could increase our costs which could negatively effect our margins

The raw materials used to manufacture our goods are subject to availability constraints and price volatility caused by high demand for fabrics, supply conditions, government regulations, trade restrictions tariffs and other unpredictable factors. Our procurement of goods and services is subject to the effects of price increases which we may or may not be able to pass through to our customers. Additionally, procurement of our merchandise is subject to increases in demand for, or the price of, raw materials, services and labor. All of these factors may affect our ability to access suitable merchandise on acceptable terms, are beyond our control and could have an adverse effect on our profitability and results of operations.

We are dependent on certain key personnel and our ability to attract and retain qualified employees and increases in the cost of employee compensation and benefits could effect our financial results and cash flows

Our business is dependent on attracting and retaining quality employees. Many of our employees are in entry-level or part-time positions with historically high rates of turnover. We also face challenges in recruiting and retaining talent in other areas, including management, merchandising and information technology for reasons such as talent availability in our geographic areas and otherwise. Our ability to meet our labor needs while controlling our labor costs, including hourly wages and costs of providing retirement, health and other employee benefits, and hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs, including health care legislation. Departures of key personnel could be viewed in a negative light by investors or analysts, which could cause a decline in the price of our common stock. In addition, the increased costs associated with hiring and training new employees could affect our results of operations.

The seasonality of our business and fluctuations in sales and operating results could cause volatility in the price of our common stock

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

If we experience any business interruptions or disruptions in the distribution process, our profitability could be materially affected

We may not anticipate, respond adequately to or control all of the challenges of operating our distribution operations. In the event that the orderly receipt and distribution of merchandise is disrupted, including by labor disputes at ports of entry, impeding the timeliness or fulfillment quality of the products being distributed, or any of our distribution centers becomes inaccessible, or is otherwise not fully usable, it would have a material adverse effect on our ability to distribute our products, which in turn would have a material adverse effect on our profitability and results of operations.

We are subject to risks associated with importing merchandise from other countries

Much of the fashion and brand name merchandise we acquire through vendors is sourced from various foreign countries. Political or financial instability, terrorism, trade restrictions, tariffs, currency exchange rates, raw material shortages, disruptions, strikes, work stoppages and other factors beyond our control could affect the availability of our merchandise inventory. Current discussion regarding increases in tariffs or reductions in deductibility for merchandise sourced from foreign vendors could materially affect our inventory costs, and if we are unable to pass those increases on to our customers, the increases could have a material adverse effect on our profitability and results of operations.

Additionally, we require our vendors and the third parties from whom they source merchandise to comply with all applicable laws and regulations, and our own sourcing policies such as the use of labor practices which are considered ethical in the United States and not using fur in our merchandise. We do not have the ability to control our vendors, their manufacturers or their employment and business practices. The failure of our vendors and their suppliers to comply with applicable laws and our policies could affect the availability and price of merchandise, damage our reputation or otherwise have a material adverse effect on our profitability and results of operations.

Failure of information technology could disrupt operations and harm our business

The operation of our business and the effective execution of our merchandising and distribution strategies as well as our financial reporting and online selling processes are dependent in large measure on the effectiveness of our information technology systems as well as those of external service providers. The reliability and capacity of these technology systems are critical and any disruptions may have a material adverse effect on our profitability and results of operations.

We could be adversely affected by unfavorable results of legal proceedings

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

We do not believe that the ultimate resolution of currently pending legal proceedings or claims, either individually or in the aggregate will have a material adverse effect on our overall financial condition. Litigation is inherently uncertain, however, and it is possible that an unfavorable outcome could result and that some of these matters could be material to our profitability and results of operations for any particular period.

We are subject to data security risks, which could have an adverse effect on our results of operations and consumer confidence in our security measures

Our business and that of our third-party service providers employ systems and websites that allow us to process credit card transactions containing personally identifiable information (“PII”), perform online Ecommerce and social media activities and store and transmit proprietary or confidential customer, employee, job applicant and other personal confidential information. Security and/or privacy breaches, acts of vandalism or terror, computer viruses, misplaced or lost data, programming, and/or human error or other similar events exposes us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks or intrusions. Attacks may be targeted at us, our customers, our third-party service providers, our vendors, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur significant and additional costs, including, but not limited to the costs to deploy additional personnel and protection technologies, training employees, engaging third-party experts and consultants and compliance costs associated with various applicable laws or industry standards regarding use and/or unauthorized disclosure of PII. As part of our normal operations, we maintain and transmit confidential information about our customers as well as proprietary information relating to our business operations. While we have implemented measures reasonably designed to prevent security breaches and cyber incidents, our systems or our third-party service providers’ systems are subject to privacy and security incidents, including attacks by unauthorized users, corruption by computer viruses or other malicious software code, emerging cybersecurity risks, inadvertent or intentional release of confidential or proprietary information, or other similar events. A significant data security incident would cause us to incur significant remediation costs, including liability for stolen customer, job applicant or employee information, repairing system damage or providing credit monitoring and/or other benefits to affected customers, job applicants or employees. Advances in computer capabilities, new technological discoveries or other developments may result in the breach or compromise of technology used by us to protect transaction or other data. In addition, data and security breaches can also occur as a result of non-technical issues, including a breach by us or by our third-party service providers that result in the unauthorized release of personal or confidential information. The legal and regulatory environment regarding PII, data security and privacy is increasingly complex at both the federal and state level. Compliance with new data protection requirements may cause us to incur substantial costs, limit our ability to obtain and utilize PII of our customers in our business and expose us to litigation and regulatory risks, each of which could have a material adverse effect on our profitability and results of operations.

We rely on a single supplier of shoes sold by our shoe department and disruptions with that supplier could materially affect our reputation, operations and financial results

We have an agreement with DSW to be the exclusive supplier of shoes sold in our shoe departments. We rely on DSW to determine the quantity and mix of shoes to be sold, the prices at which such items are to be sold and the fulfillment and continuing supply of inventory. If DSW is unable to provide us with sufficient amounts of inventory or inventory that meets the fashion preferences of our customers or if DSW is unable to continue being our supplier of shoes, we may attract fewer customers and experience a loss in net sales, which could materially affect our reputation, profitability and results of operations.

We utilize the services of two third-party service providers to operate and maintain our Ecommerce website and to provide order management, customer service and fulfillment support. Disruptions with these providers or in the services they provide to us could adversely affect our reputation, operations and financial results

We have contracted with a third-party service provider to create, operate and host our Ecommerce website. We have contracted with a second third-party service provider to provide order management, customer service, payment, fraud and fulfillment services. We rely on the operational, privacy and security procedures and controls of these two providers to host and operate our Ecommerce business. Failure of either of these providers to adequately service these aspects of our Ecommerce business could result in prolonged disruption which affects our customers’ ability to utilize our website or receive the product in a timely manner. As a result, we may lose customer sales and/or experience increased costs which could affect our reputation, operations and financial results. In addition, the Ecommerce operations also involve other risks which could influence our results of operations including but not limited to diversion of sales from our physical stores, liability for online content, credit card fraud and risks related to the failure of the computer systems which operate the website and related support systems, any of which could have a material adverse effect on our profitability and results of operations.

Acts or threats of terrorism, violence or unfavorable political conditions could harm our business

Acts of terrorism or war may disrupt commerce and undermine consumer confidence, which could negatively affect our sales by causing consumer spending to decline. Also, an act of terrorism or war, or the threat thereof, could negatively affect our business by interfering with our ability to obtain merchandise from vendors. Inability to obtain merchandise from our vendors or substitute suppliers at similar costs in a timely manner could have a material adverse effect on our profitability and results of operations.

Failure to comply with legal and regulatory requirements may adversely effect our business and results of operations

Our business is subject to many legal and regulatory requirements, including, among others, employment, trade, healthcare, tax, securities and privacy laws and regulations. Our policies, procedures and internal controls are designed to help us comply with all applicable laws. Additional legal or regulatory requirements or more stringent interpretations of applicable requirements could increase the complexity of the regulatory environment in which we operate and the cost of compliance. Failure to comply with the various laws and regulations, as well as changes in laws and regulations could have an adverse effect on our reputation, profitability and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Stores

The following table sets forth our store count activity during the last two fiscal years:

	2018	2017

Stores at beginning of year	293	290
Stores opened during the year	2	9
Stores closed during the year	(8)	(6)

Stores at end of year	287	293

As of February 2, 2019, we operated 287 stores in the following 30 states:

State	Number of Stores
Alabama	9
Arizona	10
Arkansas	3
California	26
Colorado	5
Delaware	1
Florida	45
Georgia	14
Illinois	7
Indiana	7
Kansas	3
Kentucky	2
Louisiana	7
Michigan	4
Mississippi	6

State	Number of Stores
Missouri	3
Nevada	4
New Jersey	4
New Mexico	1
New York	3
North Carolina	20
Ohio	11
Oklahoma	4
Pennsylvania	6
South Carolina	11
Tennessee	13
Texas	42
Utah	1
Virginia	13
Wisconsin	2

We lease all of our store locations, generally for 10 years with options to extend the lease term for two or more 5-year periods. We have the right to terminate some of these leases before the expiration date under specified circumstances and some with specified termination payments. Most of our leases provide for fixed minimum rents, as well as contingent amounts based on a percentage of sales in excess of specified levels, however only a small number of leases result in contingent payments, which are currently immaterial. See Note 5 “Leases” of the Notes to Consolidated Financial Statements for further discussion.

As of February 2, 2019, we leased the following additional facilities:

Facility	Location	Square Feet
Distribution Center/Warehouse	Lithia Springs, Georgia	342,000
Distribution Centers:	Ontario, California	91,000
	Grand Prairie, Texas	99,000

We also lease our 109,000 square foot corporate headquarters in Jacksonville, Florida.

As of February 2, 2019, the current terms of our 287 stores (assuming we exercise all lease renewal options) were as follows:

Fiscal Years Lease Term Expire	Number of Leases Expiring
2019	4
2020-2023	25
2024-2028	64
2029-2033	78
2034 and later	116

ITEM 3. LEGAL PROCEEDINGS

We are involved in various routine legal proceedings incidental to the conduct of our business. While some of these matters could be material to our results of operations or cash flows for any period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate will have a material adverse effect on our overall financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Related Matters

Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “SMRT.” On March 25, 2019, there were 766 shareholders of record.

Dividends

The declaration and payment of cash dividends is at the discretion of our Board of Directors and will be dependent upon our future earnings, cash flows, financial condition and capital requirements. On May 17, 2017, we suspended our quarterly cash dividend and we do not plan to pay dividends for the foreseeable future.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of shares of our common stock during the quarter ended February 2, 2019:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1) (2)
November 4, 2018 – December 1, 2018	-	$-	-	366,889
December 2, 2018 – January 5, 2019	979	1.48	-	366,889
January 6, 2019 - February 2, 2019	68,581	1.14	-	366,889
Total	69,560	$1.14	-	366,889

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors.
(2)	On November 30, 2015, the Board of Directors announced that it had authorized the repurchase of 500,000 shares of our common stock in addition to amounts previously authorized.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data: The following tables set forth the adjustments made for the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Dollars in thousands, except per share and per square foot data):

	2018	As Adjusted 2017	As Adjusted 2016	As Adjusted 2015	As Adjusted 2014
Net sales	$1,257,598	$1,318,633	$1,360,518	$1,359,901	$1,317,677
Other revenue	15,134	13,936	14,071	7,106	6,028
Total revenue	1,272,732	1,332,569	1,374,589	1,367,007	1,323,705
Cost of merchandise sold	919,812	987,692	1,001,539	974,614	930,941
Selling, general and administrative expenses	348,061	376,111	369,484	350,830	348,055
Operating income (loss)	4,859	(31,234)	3,566	41,563	44,709
Interest expense, net	10,882	4,788	3,884	3,283	266
(Loss) Income before income taxes	(6,023)	(36,022)	(318)	38,280	44,443
Income tax (benefit) expense	(25)	(11,698)	(719)	14,569	17,537
Net (loss) income	$(5,998)	$(24,324)	$401	$23,711	$26,906
Basic (loss) income per share	$(0.13)	$(0.52)	$0.01	$0.52	$0.60
Diluted (loss) income per share	$(0.13)	$(0.52)	$0.01	$0.51	$0.59
Cash dividends paid per share	$-	$0.075	$0.30	$5.30	$0.275

Consolidated Operating Data:
Stores open at end of period	287	293	290	278	270
Sales per store including net licensed departments (1)(2)(4)	$4,183	$4,335	$4,688	$4,900	$4,911
Sales per store including gross licensed departments (1)(3)(4)	$4,514	$4,649	$4,996	$5,215	$5,217
Sales per square foot including gross licensed departments (1)(3)(4)	$159	$159	$170	$177	$177
Comparable store net sales (decrease) increase (1)(4)	(1.0%)	(6.2%)	(3.8%)	1.0%	3.3%

Consolidated Balance Sheet Data:

Working capital	$125,963	$95,678	$134,772	$136,884	$171,140
Total assets	441,205	483,358	527,849	516,225	549,827
Long-term debt/capital leases (5)	153,253	142,387	171,792	180,150	-
Total shareholders’ equity	47,051	48,318	70,260	76,317	284,938

(1)	2017 is a 53-week year; all others are 52-week years. Sales per store and sales per square foot for 2017 have been adjusted to exclude the 53rd week.
(2)

These sales per store amounts include licensed department commissions, which are included in our net sales. Sales per store is calculated by dividing (a) total sales including licensed department net sales for stores open at the end of the year, excluding stores open for less than 12 months by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Ecommerce sales are excluded from the calculation.

(3)

These sales per store and sales per square foot amounts include gross licensed department sales, which are reported net in our net sales. This is a non-GAAP measure that we feel is meaningful as it shows our actual total sales per store and square foot, which we believe is useful in evaluating sales trends in a more comparable manner. The net sales per store and square foot, which is the corresponding GAAP measure is also presented. The only adjustment to the GAAP measure is to show gross sales versus net. Sales per store is calculated by dividing (a) total sales including licensed department gross sales for stores open at the end of the year, excluding stores open for less than 12 months by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot includes licensed department gross sales and selling space and exclude administrative, receiving and store areas. Ecommerce sales are excluded from the calculation.

(4)

Comparable store sales information for a period reflects stores open throughout that period and for the same 52-week period in the prior year and Ecommerce sales. Comparable store net sales decrease for 2018 compares sales for the 52 weeks ended February 2, 2019, to the 52 weeks ended February 3, 2018, on a shifted basis. Comparable store net sales increase for 2017 compares sales for the 52 weeks ended January 27, 2018, to the 52 weeks ended January 28, 2017. Comparable store sales include gross licensed department sales.

(5)

During fiscal 2017, we entered into capital leases as discussed below under the heading “Capital Leases” in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contain forward-looking statements which involve risks and uncertainties, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth on page 5 and under Item 1A “Risk Factors” of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information, future events or otherwise. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of future performance.

Overview

We are a national specialty off-price retailer offering designer and name-brand fashion apparel, home décor, accessories and shoes at everyday discount prices.

2018 Strategic Priorities

Evolving Product Mix

We are continually evolving our product mix so that it is more relevant to a broader base of customers. Using our buying model that combines a “good-better-best” pricing architecture with a “classic-modern-contemporary” lifestyle filter, we are balancing our classic offerings while growing the penetration of our modern and contemporary brands. We are optimizing our off-price characteristics by increasing in-season and opportunistic buying and keeping receipts open to buy into trends. Consistently adding brands, trends and newness has increased productivity and regular-price selling.

Improved Inventory Management and Productivity

Key elements to our improved inventory management and productivity include continued flow of product, less up-front buying, a focus on regular-price selling and improved markdown practices. For 2018, these initiatives have resulted in a significantly higher gross profit rate compared to 2017 from higher regular-price selling, faster turns and lower inventories. We decreased our average inventories per store by 4.3 percent at the end of fiscal 2018 as compared to the end of fiscal 2017.

Growing Ecommerce

We continue to develop our online content and capabilities to enhance the online experience and fully integrate our online business with our stores to provide our customers with an omnichannel shopping experience. During 2018, Ecommerce sales grew by more than 60 percent as a result of several initiatives. We rolled out our ship-from-store program to open all our store inventory to fulfill sales. This has driven significant volume, reduced delivery times for online orders and has improved inventory productivity. We expanded our product offerings with more drop shipments from vendors. We added the “Find it in Store” function which allows customers to see what is available in the stores for immediate purchase. We improved our mobile capabilities. These and other initiatives allow for a seamless customer experience between our site and our stores to enhance the customer experience while maximizing profitability and continuing sales growth. Customer visits, conversion and average order value all increased in 2018. We will continue to grow this business in 2019 with new initiatives, such as endless aisle and buy online and pick up in store, that are focused on driving sales and profitability.

Building Brand Awareness

We are building a clear and compelling brand strategy that is designed to energize our existing customers, as well as acquire new customers. To reach a broader audience, we have made significant shifts in our media mix. We dramatically increased digital and broadcast and significantly decreased newspaper. Increasing television advertising has driven brand awareness and customers to our Ecommerce site.

Improved Financial Position

We are continuing to manage our cash flow through our improved inventory management, lower SG&A expenses and reduced capital spending. During fiscal 2018, we successfully negotiated credit agreements totaling $275.0 million with a five-year extension. These agreements increased our revolving credit facility to $240.0 million, decreased our term loan to $35.0 million and lowered our blended interest rates. Outstanding debt at the end of 2018 was $2.0 million lower than at the end of 2017.

2018 Highlights

Total sales for fiscal 2018 decreased 4.6 percent compared to fiscal 2017 and comparable store sales for 2018 decreased 1.0 percent compared to 2017, on a shifted basis. Gross profit increased 180 basis points. SG&A expenses decreased $28.1 million and operating income improved $36.1 million to $4.9 million in 2018. Net loss for 2018 was $6.0 million or $0.13 per diluted share compared to net loss of $24.3 million or $0.52 per diluted share for 2017.

Cash and cash equivalents at year-end 2018 were $9.0 million compared to $10.4 million at year-end 2017. Our 2018 balance sheet reflects capital expenditures of $9.0 million and net debt payments of $2.0 million.

Inventories were $255.9 million at the end of 2018 compared to $270.2 million at the end of 2017. Average inventories per store were down 4.3 percent from the end of 2017.

Direct borrowings from our credit facilities were $154.1 million at year-end 2018 compared to $156.1 million at year-end 2017.

2019 Outlook

We expect the following factors to influence our business in 2019:

●	We anticipate flat to low single-digit increases in comparable sales.
●	We expect to maintain our improved 2018 gross profit rate.
●	Selling, General and Administrative (“SG&A”) expenses are expected to be about the same as in 2018.
●	Interest expense is estimated to be approximately $1.5 million lower than 2018.

Results of Operations

The following table sets forth each line item of the Consolidated Statements of Operations expressed as a percentage of net sales (1):

	2018	As Adjusted 2017
Net sales	100.0%	100.0%
Other revenue	1.2%	1.1%
Total revenue	101.2%	101.1%
Cost of merchandise sold	73.1%	74.9%
Selling, general and administrative expenses	27.7%	28.5%
Operating income (loss)	0.4%	(2.4)%
Interest expense, net	0.9%	0.4%
Loss before income taxes	(0.5)%	(2.7)%
Income tax (benefit) expense	0.0%	(0.9)%
Net loss income	(0.5)%	(1.8)%

(1)	Table may not foot, due to rounding.

Fiscal Year 2018 Compared to Fiscal Year 2017

Net Sales

The following table sets forth net sales for fiscal 2018 compared to fiscal 2017 (dollar amounts in thousands):

	2018	2017	Decrease
Net sales	$1,257,598	$1,318,633	$(61,035)
Sales percent decrease:
Total net sales			(4.6)%
Comparable store sales			(1.0)%

The decrease in comparable store sales was primarily driven by decreases in the number of transactions due to lower traffic, partially offset by slightly higher average unit retail prices and digital sales. Comparable store sales reflect stores open throughout the period and prior fiscal year and include Ecommerce sales and sales on an owned plus licensed basis. Ecommerce sales were approximately 5.3 percent of net sales. Ecommerce sales increased 61.6 percent and positively affected our total comparable store sales by 130 basis points on a shifted basis. The month of January included a 53rd week in fiscal 2017. Comparable store sales are based on 52-week comparisons to fiscal 2017.

Other Revenue

The following table sets forth other revenue for fiscal 2018 compared to fiscal 2017 (dollar amounts in thousands):

	2018	As Adjusted 2017	Increase
Other revenue	$15,134	$13,936	$1,198
Percentage of net sales	1.2%	1.1%	0.1%

The increase in other revenue is the result of higher penetration from our growing credit card program.

Gross Profit

The following table compares gross profit for fiscal 2018 to fiscal 2017 (dollar amounts in thousands):

	2018	As Adjusted 2017	(Decrease)/ Increase
Net sales	$1,257,598	$1,318,633	$ (61,035)
Cost of merchandise sold	919,812	987,692	(67,880)
Gross profit	$337,786	$330,941	$ 6,845
Percentage of net sales	26.9%	25.1%	1.8%

The gross profit rate increased primarily due to our higher merchandise margin from lower markdowns. The increase was slightly offset by the deleverage of occupancy costs on lower sales.

Selling, General and Administrative Expenses

The following table compares SG&A for fiscal 2018 to fiscal 2017 (dollar amounts in thousands):

	2018	As Adjusted 2017	Decrease
Selling, general and administrative expenses	$348,061	$376,111	$(28,050)
Percentage of net sales	27.7%	28.5%	(0.8)%

SG&A decreased primarily as the result of cost saving initiatives, including closing underperforming stores, lower advertising expenses and a $3.3 million decrease in accrued compensated absences from a change in our vacation policy, partially offset by $1.1 million in advisory fees for capital alternatives that resulted in the extension of our credit agreements and increased Ecommerce expenses of $3.9 million. Ecommerce expenses were higher to support the additional sales volume.

Interest Expense, Net

The following table compares interest expense for fiscal 2018 to fiscal 2017 (dollar amounts in thousands):

	2018	2017	Increase
Interest expense, net	$ 10,882	$4,788	$ 6,094
Percentage of net sales	0.9%	0.4%	0.5%

The increase in interest expense is due to a higher blended interest rate and overall higher interest rates.

Income Taxes

The following table compares income tax benefit for fiscal 2018 to fiscal 2017 (dollar amounts in thousands):

	2018	2017	Decrease
Income tax benefit	$(25)	$(11,698)	$11,673
Effective tax rate (“ETR”)	0.4%	32.5%	(32.1)%

Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns, adjusted for the effect of permanent differences. The decrease in the effective tax rate was primarily driven by our net operating loss carryforward position and our valuation allowance against all net deferred tax assets established during the fourth quarter of 2017.

Liquidity and Capital Resources

Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors, our $240.0 million senior secured revolving credit facility pursuant to a third amended and restated credit agreement with Wells Fargo Bank and our $35.0 million Term Loan (as discussed below).

Revolving Credit Facility and Equipment Term Loan

On February 3, 2015, we entered into a $250.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank (“Wells Fargo”) with an original maturity of February 2020 (the “Revolving Credit Facility”) and a secured $25.0 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan”) with an original maturity of February 2018. Borrowings under the Revolving Credit Facility were initially used for a special dividend but are subsequently being used for working capital, capital expenditures and other general corporate purposes. During 2015, debt issuance costs of $0.4 million were associated with the Revolving Credit Facility and the Equipment Term Loan. Debt issuance costs associated with the Revolving Credit Facility are being amortized over its respective term. We repaid the Equipment Term Loan in full on January 22, 2018, at which time the associated debt issuance costs were fully amortized.

On February 19, 2018, we entered into Amendment No. 1 (the “Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Credit Agreement Amendment provided for, among other things, an Accommodation Period (as defined in the Credit Agreement Amendment) during which we were not required to meet the Fixed Charge Coverage Ratio (as defined in the Credit Agreement). This change permitted us to borrow the full amount of the then applicable borrowing base until we delivered our financial statements for the Measurement Period (as defined in the Credit Agreement) ended February 28, 2018. Pursuant to the Credit Agreement Amendment, a Cash Dominion Event (as defined in the Credit Agreement Amendment) occurred as of the effective date of the Credit Agreement Amendment and always thereafter. Because of the Cash Dominion Event, all of our cash receipts were swept daily to repay outstanding borrowings under the Credit Agreement and the amount outstanding under the Credit Agreement was classified as a short-term obligation. As noted below, the Third Credit Agreement Amendment removed the Cash Dominion Event effective September 18, 2018.

On March 14, 2018, we entered into Amendment No. 2 (the “Second Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Second Credit Agreement Amendment provided for, among other things, the following: (1) the $25.0 million Tranche A-1 Revolving Loans (as defined in the Second Credit Agreement Amendment) were repaid in full with the proceeds of the Term Loan (as defined below); (2) the entry into the Intercreditor Agreement (as defined below); and (3) certain other modifications and updates to coordinate the Revolving Credit Facility with the Term Loan.

On September 18, 2018, we entered into Amendment No. 3 (the “Third Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Third Credit Agreement Amendment provided for, among other things, the following: (1) the increase of Aggregate Tranche A Revolving Loan Commitments (as defined in the Second Credit Agreement Amendment) from $225.0 million to $240.0 million; (2) an extension of the maturity date of the Revolving Credit Facility to the earlier of (a) the maturity date of the Term Loan Agreement (as defined below) or (b) September 18, 2023; and (3) the elimination of Cash Dominion Event status and a change in Cash Dominion to be triggered only in the event of (a) the occurrence and continuance of any Event of Default or (b) Excess Availability of less than (A) 10.0% of the loan cap at any time or (B) 12.5% of the loan cap for three consecutive business days. During 2018, debt issuance costs of less than $0.1 million were associated with the Third Credit Agreement Amendment and are being amortized over its respective term. Debt issuance costs of $0.1 million remaining under the initial Credit Agreement will also be amortized over the new term of the Third Credit Agreement Amendment. The elimination of cash dominion status changed the debt classification from a short-term to long-term obligation.

Subsequent to year-end, on February 26, 2019, we entered into Amendment No. 4 (the “Fourth Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Fourth Credit Agreement Amendment provided for, among other things, a modification to the definition of “Capital Expenditures” and “Permitted Indebtedness” as defined in the Fourth Credit Agreement Amendment.

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

The weighted average interest rate for the amount outstanding under the Credit Agreement was 4.29 percent as of February 2, 2019.

Term Loan

On March 14, 2018, we entered into a Term Loan Credit Agreement with Gordon Brothers Finance Company, as administrative agent (in such capacity, the “Term Loan Agent”), and Gordon Brothers Finance Company, LLC, as lender (the “Term Loan Agreement”). The Term Loan Agreement provided for a term loan in the amount of $50.0 million (the “Term Loan”). Debt issuance costs associated with the Term Loan were capitalized in the amount of $0.9 million and will be amortized over the term of the Term Loan. The net proceeds of $49.1 million from the Term Loan were used to permanently pay off the $25.0 million Tranche A-1 Revolving Loan (as defined in the Credit Agreement) and to pay down the Revolving Credit Facility. After utilizing proceeds from the Term Loan for repayment of amounts outstanding under the existing Tranche A-1 Revolving Loans, the Term Loan resulted in an increase in our Excess Availability of approximately $25.0 million under the Credit Agreement.

The Term Loan originally matured on the earlier of (1) the termination date specified in our Credit Agreement, as such date may be extended with the consent of the Term Loan Agent or in accordance with the Intercreditor Agreement (defined below), and (2) March 14, 2020.

On September 18, 2018, we entered into Amendment No. 2 (the “Second Term Loan Amendment”) to the Term Loan with Gordon Brothers Finance Company. The Second Term Loan Amendment provided for, among other things, the following: (1) the reduction of the maximum amount of the Term Loan to $35.0 million; (2) an extension of the maturity date of the Term Loan Agreement to the earlier of (a) the termination date specified in the Revolving Credit Facility (as defined in the Third Credit Agreement Amendment), and (b) September 18, 2023; (3) the reduction of the non-default interest rate applicable to the Term Loan under the Term Loan Agreement to a fluctuating rate of interest equal to three-month LIBOR (with a floor of 1.5%) plus 8.25% per annum; and (4) the elimination of Cash Dominion Event status and a change in Cash Dominion to be triggered only in the event of (a) the occurrence and continuance of any Event of Default or (b) Excess Availability of less than (A) 10.0% of the Revolving Loan Cap at any time or (B) 12.5% of the Revolving Loan Cap for three consecutive Business Days. During 2018, debt issuance costs of approximately $0.3 million were associated with the Term Loan and are being amortized over its term. The elimination of cash dominion status changed the debt classification from a short-term to long-term obligation.

Subsequent to year-end, on February 26, 2019, we entered into Amendment No. 3 (the “Third Term Loan Amendment”) to the Term Loan Agreement. The Third Term Loan Amendment provided for, among other things, a modification to the definition of “Capital Expenditures” and “Permitted Indebtedness” as defined in the Third Term Loan Amendment.

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

The weighted average interest rate for the amount outstanding under the Term Loan was 11.05 percent as of February 2, 2019.

Promissory Note

We believe we can borrow, on a short-term basis and subject to the formal agreement of the lender, amounts up to the cash surrender value of the life insurance policies related to our executive deferred compensation plans to provide additional liquidity if needed. At February 2, 2019, the cash surrender value of our life insurance policies was $14.5 million.

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

On July 31, 2018, we executed a second promissory note from SunTrust Bank for $13.0 million which carried a fixed interest rate of 3.58 percent per annum and an original maturity date of September 10, 2018. This note is under the same terms as the Promissory Note executed on February 2, 2018. On September 10, 2018, we repaid the outstanding balance of the Promissory Note.

Cash flows from operations are driven by sales as well as the credit terms available to us from our vendors and their factors. Our sales generate cash almost immediately and are affected by customer traffic to our stores and the desirability of our merchandise to those customers. Customer traffic is in turn affected by our marketing and advertising, general economic and business conditions, and weather. Changes in these factors could have a material effect on our ability to generate sales and thus cash inflows to operate our business.

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

In March 2018, after we announced our fourth quarter 2017 results and outlook for spring 2018, our terms with the vendors and their factors began to be less constricted. At that same time, we also announced our Term Loan Agreement. We have non-disclosure agreements with the major factors, credit insurers and several of our largest vendors which allow us to communicate our operating results and cash flows to them on a regular basis. Additionally, we made presentations to larger groups of our vendors just after our fourth quarter results were announced, in March 2018. We continue to communicate our operating results and cash flows to our large vendors and factors with whom we have non-disclosure agreements in place. These steps have contributed to the positive movement in their credit arrangements with us.

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

As of February 2, 2019, we had cash and cash equivalents of $9.0 million and $119.1 million in borrowings under our Credit Agreement and $35.0 million in borrowings under the Term Loan, for a total of $153.3 million in outstanding borrowings, net of $0.8 million in unamortized debt issuance costs. As of February 3, 2018, we had cash and cash equivalents of $10.4 million, and borrowings under our credit facilities of $142.4 million and $13.7 million in borrowings under the Promissory Note, for a total of $156.1 million in outstanding borrowings. The total amount available for borrowings and letters of credit under our Credit Agreement is the lesser of $240.0 million or 100 percent of eligible credit card receivables and the net recovery percentage value of inventories less reserves. On February 2, 2019, in addition to outstanding borrowings under the Credit Agreement and Term Loan, we had $7.9 million of outstanding letters of credit. Our Excess Availability (as defined in the Credit Agreement) was $58.2 million on February 2, 2019. In addition, we had $14.5 million available to borrow, on a short term basis, which would be collateralized by life insurance policies at the end of the year. See Note 4 “Debt” of the Notes to Consolidated Financial Statements for further discussion.

Cash Flows

The following table sets forth cash flows data for fiscal 2018 and fiscal 2017 (dollar amounts in thousands):

Cash provided by (used in):	2018	2017
Operating activities	$8,902	$47,712
Investing activities	(6,183)	(18,484)
Financing activities	(4,070)	(29,432)
Net decrease in cash and cash equivalents	$(1,351)	$(204)

Cash provided by operating activities

Net cash provided by operating activities was $8.9 million for fiscal 2018 compared to net cash provided by operating activities of $47.7 million for fiscal 2017. The decrease in cash provided by operating activities was mainly due to the acceleration of vendor payments in 2018, which significantly reduced our accounts payable balance compared to 2017 as well as changes in inventory and prepaid expenses and adjustments for other non-cash charges. These decreases were partially offset by a lower net loss in 2018 and changes in deferred income taxes.

Cash used in investing activities

Net cash used in investing activities was $6.2 million during fiscal 2018 compared to net cash used in investing activities of $18.5 million during fiscal 2017. For fiscal 2018, the total capital expenditures were $9.0 million and included approximately $3.6 million for information systems improvements, $2.7 million for new and relocated stores, and $2.7 million for existing store improvements. For fiscal 2017, the total capital expenditures were $21.2 million and included approximately $11.7 million for opening and remodeling stores. The remaining $9.5 million was primarily for information systems improvements. We expect to invest approximately $8.4 million in capital expenditures in 2019 with $3.1 million for continuing information systems upgrades, $4.6 million for current store remodels and $0.7 million for distribution center and corporate upgrades. No new or relocation stores are planned for 2019. Leasehold improvements generally are either paid for by the landlord or are reimbursed by the landlord through tenant improvement allowances or recognized as a reduction of rent on a straight-line basis over the lease term.

Cash used in financing activities

Net cash used in financing activities was $4.1 million during fiscal 2018 compared to cash used in financing activities of $29.4 million during fiscal 2017. During fiscal 2018, we had net repayments of debt of $2.0 million. We paid debt issuance costs of $1.1 million, accrued cash dividends on employee stock awards vesting in 2018 of $0.2 million and capital lease payments of $0.7 million. In addition, we repurchased 121,801 shares of common stock related to withholding taxes due on the vesting of employee stock awards for $0.1 million. We also received $0.2 million from our Employee Share Purchase Plan. During fiscal 2017, we had net repayments of debt of $25.7 million. We paid cash dividends of $3.6 million and capital lease payments of $0.2 million. In addition, we repurchased 81,232 shares of common stock related to withholding taxes due on the vesting of employee stock awards for $0.2 million. We also received $0.3 million from our Employee Share Purchase Plan. See Note 8 “Shareholders’ Equity” of the Notes to Consolidated Financial Statements for further discussion.

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

The gross value of assets subject to capital leases was $2.0 million as of February 2, 2019, and is included in property and equipment, net on the Consolidated Balance Sheets. The remaining capital lease obligation of $1.2 million as of February 2, 2019, is split between accrued expenses and other current liabilities for the short-term portion and other liabilities for the long-term portion on the Consolidated Balance Sheets.

Effect of Inflation

Although we expect that our operations will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements

We have outstanding standby letters of credit totaling $7.9 million securing certain insurance programs at February 2, 2019. If specified conditions were to occur under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, we do not expect to make any payments. There are no other off-balance sheet arrangements.

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

We perform physical inventory counts at all stores once per year, in either the summer or January. Included in the carrying value of merchandise inventories between physical counts is a reserve for estimated shrinkage. That estimate is based on historical physical inventory results. The difference between actual and estimated shrinkage may cause fluctuations in quarterly results but was not significant in 2018 and 2017.

Vendor Allowances

We receive allowances from some of our vendors primarily related to markdown reimbursement, damaged/defective merchandise and vendor non-compliance issues. Vendor allowances are recorded when earned. Allowances received from vendors related to the profitability of inventory recently sold are reflected as reductions to cost of merchandise sold in the later of the period that the merchandise markdown is incurred or the allowance is negotiated. Allowances received from vendors related to damaged/defective inventory are reflected as reductions in the cost of merchandise as it is received. Allowances received due to vendors’ failure to comply with our policies (primarily violations of shipping and merchandise preparation requirements) are reflected as a reduction of the cost of the merchandise when identified during the receiving process. Although it is unlikely that there will be a significant reduction in historical levels of vendor support, if a reduction were to occur, we could experience a higher cost of merchandise sold.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. For long-lived assets held for use, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets (net of deferred rent credits). The amount of the impairment charge is the excess of the carrying value of the asset over its fair value. Impairment reviews are performed for individual stores during the fourth quarter, or more frequently should circumstances change. A significant decrease in cash flows could result in an increase in asset impairment charges. During fiscal 2018 and 2017, we recorded $2.8 million and $3.8 million, respectively, in asset impairment charges.

Insurance Reserves

We use a combination of insurance and self-insurance for various risks including workers’ compensation, general liability and associate-related health care benefits. We are responsible for paying the claims that are less than the insured limits. The reserves recorded for these claims are actuarially estimated based on claims filed and claims incurred but not reported. These reserve estimates are adjusted based upon actual claims filed and settled. The estimated accruals for these reserves could be significantly affected if future claims differ from historical trends and other actuarial assumptions. As of February 2, 2019, and February 3, 2018, insurance reserves of $16.3 million and $17.3 million, respectively, were included in accrued expenses and other current liabilities and other liabilities in the accompanying Consolidated Balance Sheets. Historically, our actuarial estimates have not been materially different from actual results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year covered by this report and under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 2, 2019 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 2, 2019, using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of February 2, 2019.

(c) Changes in Internal Control over Financial Reporting

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 25, 2019, Annual Meeting of Shareholders.

We have adopted a code of conduct applicable to all our officers, directors and employees, including the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of conduct may be found on our investor relations website at http://ir.steinmart.com (click on “Charters & Documents”). We intend to post notice of any waiver from, or amendment to, any provision of our code of conduct on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 25, 2019, Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 25, 2019, Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under equity-based compensation plans as of February 2, 2019:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (in thousands)
Equity compensation plans approved by shareholders	4,673	$5.81	3,049
Equity compensation plans not approved by shareholders	-	-	-
Total	4,673	$5.81	3,049

(1)	The weighted average exercise price does not take into account 2.6 million shares issuable related to restricted stock and performance share awards which have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 25, 2019, Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our June 25, 2019, Annual Meeting of Shareholders.

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

3. List of Exhibits

See “Exhibit Index” below.

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us, our subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to the other party regarding the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

Unless otherwise indicated below, the Commission file number for the exhibit is No. 0-20052.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation of Stein Mart, Inc., incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 33-46322 (P)

3.2	Bylaws of Stein Mart, Inc., amended January 21, 2014, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 23, 2014

4.1	Stein Mart, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement No. 333-225990

10.1*	Form of Director’s and Officer’s Indemnification Agreement, incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 33-46322 (P)

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

10.15*

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, pursuant to the Stein Mart, Inc. 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018

10.16*

Form of Restricted Stock Unit Award Agreement for Key Employees, pursuant to the Stein Mart, Inc. 2018 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018

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

10.22*

Employment Agreement, dated December 5, 2016, between Stein Mart, Inc. and MaryAnne Morin, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2017

10.23

Second Amended and Restated Credit Agreement dated February 3, 2015, by and among Stein Mart, Inc., as lead borrower, the other borrowers and guarantors named therein, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, a Lender, Swing Line Lender, LC Issuer, Sole Lead Arranger and Sole Bookrunner, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015

10.24

Amendment No.  1 to Second Amended and Restated Credit Agreement, dated February  19, 2018, by and among Wells Fargo Bank, National Association, the parties to the Credit Agreement as lenders party thereto, Stein Mart, Inc., Stein Mart Buying Corp. and the obligors party thereto as guarantors, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 21, 2018

10.25

Amendment No.  2 to Second Amended and Restated Credit Agreement & Exhibit A to Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March  14, 2018, by and among Wells Fargo Bank, National Association, the parties to the Credit Agreement as lenders party thereto, Stein Mart, Inc., Stein Mart Buying Corp. and the obligors party thereto as guarantors, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 14, 2018

10.26

Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of September 18, 2018, by and among Wells Fargo Bank, National Association, as administrative agent, the lenders party thereto, Stein Mart, Inc., Stein Mart Buying Corp. and Stein Mart Holding Corp., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 19, 2018

10.27 ++

Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of February  26, 2019, by and among Wells Fargo Bank, National Association, as administrative agent, the lenders party thereto, Stein Mart, Inc., Stein Mart Buying Corp. and Stein Mart Holding Corp.

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

Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement dated as of February 24, 2016, by and between Stein Mart, Inc. and Synchrony Bank, incorporated by reference to Exhibit  10.1 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarterly period ended April 30, 2016

10.36

Second Amendment to the Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement with Synchrony Bank, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2018

10.37*

Inducement Option Award Agreement for MaryAnne Morin, dated February 22, 2017, between Stein Mart, Inc. and MaryAnne Morin, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on February 24, 2017

10.38*

Amended Employment Agreement between Stein Mart, Inc. and D. Hunt Hawkins, dated August 1, 2017 incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 2, 2017

10.39*

Amended Employment Agreement between Stein Mart, Inc. and Gregory W. Kleffner, dated August 1, 2017 incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 2, 2017

10.40

Promissory Note, dated February 2, 2018, by and among Stein Mart, Inc. as borrower and Sun Trust Bank, as Trustee, incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018

10.41

Amendment No.  1 dated March 7, 2018 to Promissory Note, dated February  2, 2018, by and among Stein Mart, Inc. as borrower and Sun Trust Bank, as Trustee, incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February  3, 2018

10.42

Promissory Note, dated July  31, 2018, by Stein Mart, Inc., as borrower, to SunTrust Bank, as Trustee, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 2, 2018

10.43

Term Loan Agreement, dated as of March  14, 2018, by and among Stein Mart, Inc. as Lead Borrower, the additional borrowers named therein, the guarantors named therein, Gordon Brothers Finance Company, and the other lender parties thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on  March 14, 2018

10.44

First Amendment to Term Loan Credit Agreement, dated May 10, 2018, by and among Stein Mart, Inc., Stein Mart Buying Corp., the guarantors named therein, Gordon Brothers Finance Company and the other lenders named therein, incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2018

10.45

Second Amendment to Term Loan Credit Agreement, dated September 18, 2018, by and among Stein Mart, Inc., Stein Mart Buying Corp., the guarantors named therein, Gordon Brothers Finance Company and the other lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2018

10.46++

Third Amendment to Term Loan Credit Agreement, dated February  26, 2019, by and among Stein Mart, Inc., Stein Mart Buying Corp., the guarantors named therein, Gordon Brothers Finance Company and the other lenders named therein

10.47

Intercreditor Agreement, dated as of March  14, 2018, by and between Wells Fargo Bank, National Association, and Gordon Brothers Finance Company, and acknowledged by Stein Mart. Inc., the other borrowers signatory thereto, and the other guarantors signatory thereto, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 14, 2018

10.48

Amendment No.  1 to Intercreditor Agreement, dated September 18, 2018, by and among Wells Fargo Bank, National Association and Gordon Brothers Finance Company, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 19, 2018

10.49

Renewal of Law Firm Agreement between Stein Mart, Inc. and Kirschner & Legler, P.A., dated April 1, 2017, incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018

10.50*

Change of Control Agreement, dated December  17, 2018, between Stein Mart, Inc. and James B. Brown, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2018

10.51*	Stein Mart, Inc. Severance Policy effective January 22, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2019

10.52*	Gregory Kleffner Consulting Agreement, dated February 1, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed on February 7, 2019

21.1++	Subsidiaries of the Company

23.1++	Consent of KPMG LLP

31.1++	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2++	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1++	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2++	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.1

Interactive data files from Stein Mart, Inc.’s Annual Report on Form 10-K for the year ended February 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2019.

*	Management contract or compensatory plan or arrangements.

+

Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities Exchange Commission.

++	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

An optional summary of the information required by this Form 10-K is not included in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEIN MART, INC.

Date: March 28, 2019	By:	/s/ D. Hunt Hawkins
D. Hunt Hawkins
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March 2019.

/s/ Jay Stein Jay Stein Chairman of the Board	/s/ Thomas L. Cole Thomas L. Cole Director

/s/ D. Hunt Hawkins D. Hunt Hawkins Chief Executive Officer and Director	/s/ Timothy Cost Timothy Cost Director

/s/ MaryAnne Morin MaryAnne Morin President and Director	/s/ Lisa Galanti Lisa Galanti Director

/s/ James B. Brown James B. Brown Executive Vice President and Chief Financial Officer	/s/ Mitchell W. Legler Mitchell W. Legler Director

/s/ E. Chantelle Quick E. Chantelle Quick Senior Vice President and Chief Accounting Officer	/s/ Richard L. Sisisky Richard L. Sisisky Director

/s/ Irwin Cohen Irwin Cohen Director	/s/ Burton M. Tansky Burton M. Tansky Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Stein Mart, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stein Mart, Inc. and subsidiaries (the Company) as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended February 2, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of the new revenue standard.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Jacksonville, Florida

March 28, 2019

Stein Mart, Inc.

Consolidated Balance Sheets

(In thousands, except for share and per share data)

	February 2, 2019	As Adjusted February 3, 2018

ASSETS
Current assets:
Cash and cash equivalents	$ 9,049	$10,400
Inventories	255,884	270,237
Prepaid expenses and other current assets	28,326	26,620

Total current assets	293,259	307,257
Property and equipment, net	123,838	151,128
Other assets	24,108	24,973

Total assets	$ 441,205	$483,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 89,646	$119,388
Current portion of debt	-	13,738
Accrued expenses and other current liabilities	77,650	78,453

Total current liabilities	167,296	211,579
Long-term debt, net of current portion	153,253	142,387
Deferred rent	39,708	40,860
Other liabilities	33,897	40,214

Total liabilities	394,154	435,040

COMMITMENTS AND CONTINGENCIES (Notes 5 and 9)
Shareholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $.01 par value; 100,000,000 shares authorized; 47,874,286 and 47,978,275 shares issued and outstanding, at February 2, 2019 and February 3, 2018, respectively	479	480
Additional paid-in capital	60,172	56,002
Retained deficit	(13,853)	(7,918)
Accumulated other comprehensive income (loss)	253	(246)

Total shareholders’ equity	47,051	48,318

Total liabilities and shareholders’ equity	$ 441,205	$483,358

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Operations

(In thousands, except for per share amounts)

	Year Ended February 2, 2019	As Adjusted Year Ended February 3, 2018

Net sales	$1,257,598	$1,318,633
Other revenue	15,134	13,936

Total revenue	1,272,732	1,332,569
Cost of merchandise sold	919,812	987,692
Selling, general and administrative expenses	348,061	376,111

Operating income (loss)	4,859	(31,234)
Interest expense, net	10,882	4,788

Loss before income taxes	(6,023)	(36,022)
Income tax benefit	(25)	(11,698)

Net loss	$(5,998)	$(24,324)

Net loss per share:
Basic	$(0.13)	$(0.52)

Diluted	$(0.13)	$(0.52)

Weighted-average shares outstanding:
Basic	46,706	46,342

Diluted	46,706	46,342

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended February 2, 2019	Year Ended February 3, 2018
Net loss	$(5,998)	$(24,324)
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations (See Note 7):
Other comprehensive income before reclassifications	481	23
Amounts reclassified from accumulated other comprehensive income (loss)	18	35
Comprehensive loss	$(5,499)	$(24,266)

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	(Deficit)	(Loss) Income	Equity

Balance on January 28, 2017	47,019	$470	$50,241	$19,884	$(304)	$70,291
Net loss				(24,324)		(24,324)
Other comprehensive income, net of tax					58	58
Common shares issued under employee stock purchase plan	228	2	326			328
Reacquired shares	(81)		(248)			(248)
Issuance of restricted stock, net	812	8	(8)			-
Share-based compensation			5,691			5,691
Cash dividends paid ($0.075 per share)				(3,639)		(3,639)
Cash dividends payable				161		161

Balance on February 3, 2018	47,978	480	56,002	(7,918)	(246)	48,318

Net loss				(5,998)		(5,998)
Other comprehensive income, net of tax					499	499
Common shares issued under employee stock purchase plan	215	2	200			202
Reacquired shares	(122)	(1)	(141)			(142)
Issuance of restricted stock, net	(197)	(2)	2			-
Share-based compensation			4,109			4,109
Cash dividends paid				(223)		(223)
Cash dividends payable				286		286

Balance on February 2, 2019	47,874	$479	$60,172	$(13,853)	$253	$47,051

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended February 2, 2019	As Adjusted Year Ended February 3, 2018

Cash flows from operating activities:
Net loss	$ (5,998)	$(24,324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,447	32,333
Share-based compensation	4,109	5,691
Store closing charges	215	168
Impairment of property and other assets	2,803	3,792
Loss on disposal of property and equipment	681	329
Deferred income taxes	-	(3,222)
Changes in assets and liabilities:
Inventories	14,353	20,873
Prepaid expenses and other current assets	(1,706)	6,438
Other assets	(1,350)	2,254
Accounts payable	(29,823)	5,096
Accrued expenses and other current liabilities	(635)	3,021
Other liabilities	(6,194)	(4,737)

Net cash provided by operating activities	8,902	47,712

Cash flows from investing activities:
Net acquisition of property and equipment	(8,993)	(21,244)
Proceeds from canceled corporate-owned life insurance policies	2,514	2,716
Proceeds from insurance claims	296	44

Net cash used in investing activities	(6,183)	(18,484)

Cash flows from financing activities:
Proceeds from borrowings	1,107,183	474,529
Repayments of debt	(1,109,208)	(500,238)
Debt issuance costs	(1,146)	-
Cash dividends paid	(223)	(3,639)
Capital lease payments	(736)	(164)
Proceeds from exercise of stock options and other	202	328
Repurchase of common stock	(142)	(248)

Net cash used in financing activities	(4,070)	(29,432)

Net decrease in cash and cash equivalents	(1,351)	(204)
Cash and cash equivalents at beginning of year	10,400	10,604

Cash and cash equivalents at end of year	$ 9,049	$10,400

Supplemental disclosures of cash flow information:
Income taxes received	$ (443)	$(19,422)
Interest paid	10,312	4,578
Accruals and accounts payable for capital expenditures	242	629
Property and equipment acquired through capital lease	35	1,996

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

1. Summary of Significant Accounting Policies and Other Information

As of February 2, 2019, Stein Mart, Inc. operated a chain of 287 retail stores in 30 states and an Ecommerce site that offers the fashion merchandise, service and presentation of a better department or specialty store at prices competitive with off-price retail chains.

As used herein, the terms “we,” “our,” “us” and “Stein Mart” refer to Stein Mart, Inc. and its wholly-owned subsidiaries, Stein Mart Buying Corporation and Stein Mart Holding Corporation.

Consolidation

The accompanying Consolidated Financial Statements include the accounts of Stein Mart and all its wholly-owned subsidiaries. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All inter-company accounts have been eliminated in consolidation.

Fiscal Year End

Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2018 and 2017 ended on February 2, 2019 and February 3, 2018, respectively. Fiscal 2018 included 52 weeks. Fiscal 2017 included 53 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

Use of Estimates

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

Cash and Cash Equivalents

Included in cash and cash equivalents are cash on hand in the stores, deposits with banks and amounts due from credit card transactions with settlement terms of five days or less. Credit and debit card receivables included within cash were $6.8 million at February 2, 2019, and $7.3 million at February 3, 2018. We have no restrictions on our cash and cash equivalents.

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

We perform physical inventory counts at all stores once per year, in either the summer or January. Included in the carrying value of merchandise inventories between physical counts is a reserve for estimated shrinkage. That estimate is based on historical physical inventory results. The difference between actual and estimated shrinkage may cause fluctuations in quarterly results but was not significant in 2018 or 2017.

Vendor Allowances

We receive certain allowances from some of our vendors primarily related to markdown reimbursement, damaged/defective merchandise and vendor non-compliance issues. Vendor allowances are recorded when earned in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Allowances received from vendors related to the profitability of inventory recently sold are reflected as reductions to cost of merchandise sold in the later of the period that the merchandise markdown is incurred or the allowance is negotiated. Allowances received from vendors related to damaged/defective inventory are reflected as reductions in the cost of merchandise as it is received. Allowances received due to compliance issues (primarily violations of shipping and merchandise preparation requirements) are reflected as a reduction in the cost of the merchandise when identified during the receiving process.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Property and Equipment, Net

Property and equipment, net is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of 3-10 years for fixtures, equipment and software and 5-10 years for leasehold improvements. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the lease. We capitalize costs associated with the acquisition or development of software for internal use. We only capitalize subsequent additions, modifications or upgrades to internal-use software to the extent that such changes increase functionality. We expense software maintenance and training costs as incurred.

Impairment of Long-Lived Assets

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

As our primary debt obligations are at a variable rate, there are no significant differences between the estimated fair value (Level 2 measurements) and the carrying value of our debt obligations at February 2, 2019 and February 3, 2018.

Store Closing Costs

We close under-performing stores in the normal course of business. We follow the guidance in ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”), to record store closing costs which are included in selling, general and administrative expenses (“SG&A”) in the Consolidated Statements of Operations. ASC 420 requires the recognition of costs associated with exit or disposal activities when they are incurred, generally the cease-use date. We closed eight stores in 2018 and six stores in 2017, incurring lease termination and severance costs. Lease termination costs are net of estimated sublease income that could reasonably be obtained for the properties. During 2018, we recorded net store closing costs of $1.1 million. During 2017, we recorded net store closing costs of $0.7 million.

Accounts Payable

Accounts payable represents amounts owed by us to third parties at the end of the period. Accounts payable includes $0.4 million of book cash overdrafts in excess of cash balances in such accounts at February 2, 2019 and no book cash overdrafts in excess of cash balances in such accounts at February 3, 2018. We include the change in book cash overdrafts in operating cash flows in the Consolidated Statements of Cash Flows.

Insurance Reserves

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

Hurricanes

During the third quarter of fiscal 2018, hurricanes Florence and Michael made landfall in the Carolinas and Florida, respectively. In 2018, we recognized a loss of approximately $1.0 million attributable to hurricane-related expenses, mainly related to damaged inventory. We have also received $1.2 million in insurance recoveries as of February 2, 2019.

During the third quarter of fiscal 2017, hurricanes Harvey and Irma made landfall in Texas and Florida, respectively. We operated 44 stores in Texas and 46 stores in Florida and approximately half of these locations were closed for multiple days or had reduced hours of operation. We have recognized a loss of approximately $1.8 million attributable to hurricane-related expenses, mainly related to damaged inventory. We have also received $2.1 million in insurance recoveries as of February 2, 2019.

Store Pre-Opening Costs

Costs incurred prior to the date that new stores open are expensed as incurred. These pre-opening costs are included in SG&A in the Consolidated Statements of Operations. Pre-opening costs include, among other items, payroll for store set-up, advertising and pre-opening rent.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of shareholders’ equity but are excluded from net income. Accumulated other comprehensive income (loss) in 2018 and 2017 includes changes in postretirement benefits. See Note 7, Employee Benefit Plans, for further discussion.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). This update provides a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this ASU on February 4, 2018, for all revenue contracts with our customers using the full retrospective approach and increased retained earnings as of January 28, 2017, by less than $0.1 million as we now recognize Ecommerce sales when orders are delivered to the carrier and no longer reserve for orders in transit. Prior to the adoption of ASU No. 2014-09, our sales return liability was recorded as a net liability on the Consolidated Balance Sheets. We now recognize a gross return liability for the sales amounts expected to be refunded to customers and a corresponding asset for the recoverable cost of the merchandise expected to be returned by customers in other current assets and other current liabilities on the Consolidated Balance Sheets. Other changes relate primarily to the presentation of revenue. Revenue associated with our credit card program and breakage revenue has been retrospectively reclassified to present the revenue in other revenues, rather than as an offset to selling, general and administrative expenses on the Consolidated Statements of Income for all periods presented.

Revenue from sales of our merchandise is recognized at the time of sale net of any returns, discounts and percentage-off coupons. Our Ecommerce operation records revenue as orders are fulfilled and provided to a carrier for delivery. Shipping and handling fees charged to customers are also included in total net sales with corresponding costs recorded as cost of goods sold as they are considered a fulfillment cost. Future merchandise returns are estimated based on historical experience. Sales tax collected from customers is not recognized as revenue and is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets until paid. Our shoe department and vintage luxury handbag department inventories are each owned by separate single suppliers under supply agreements. Our commissions from the sales in these areas are included in net sales on the Consolidated Statements of Operations.

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

Our gift and merchandise return cards may not ultimately be redeemed either in full or partially. We account for this “breakage” of unused amounts as revenue in proportion to the pattern of rights exercised by the customer. With the adoption of ASU No. 2014-09, breakage revenue is recorded within other revenue in the Consolidated Statements of Operations. During 2018 and 2017, we recognized $1.7 million and $1.6 million, respectively, of breakage revenue on unused gift and merchandise return cards.

Credit Card

We offer co-branded and private label credit cards under the Stein Mart brand. These cards are issued by Synchrony Bank (“Synchrony”). Synchrony extends credit directly to card holders, provides all servicing for the credit card accounts and bears all risk of credit and fraud losses.

We receive royalty revenue from Synchrony based on card usage in our stores and at other retailers for the Stein Mart Mastercard. We also receive revenues for new accounts and gain share based on the profitability of the overall program. Credit card revenue is recorded within other revenue in the Consolidated Statements of Operations. These revenues are recorded as they are earned based on the occurrence of the various program activities and represent the majority of other revenue.

Once a card is activated, the card holders are eligible to participate in the credit card rewards program, which provides for an incentive to card holders in the form of reward points for which certificates are issued in $10 increments, which is equivalent to 1,000 points. Points are valued at the stand-alone selling price of the certificates issued. We defer a portion of our revenue for loyalty points earned by customers using the co-branded and private label cards and recognize the revenue as the certificates earned are used to purchase merchandise by our customers. This revenue is recorded within other revenue in the Consolidated Statements of Operations.

Certificates may not ultimately be redeemed either in full or partially. We account for this “breakage” of unused amounts as revenue in proportion to the pattern of rights exercised by the customer. Breakage revenue is recorded within other revenue in the Consolidated Statements of Operations. During 2018 and 2017, we recognized $5.7 million and $3.2 million, respectively, of breakage revenue on unused credit card reward certificates and points.

Stein Mart card holders also receive special promotional offers and advance notice of in-store sales events.

Adjustments to Previously Reported Financial Statements

The following tables set forth the adjustments made to our financial statements for the adoption of ASU No. 2014-09 (in thousands):

Consolidated Balance Sheets

	February 3, 2018
	As Reported	Adjustment	As Adjusted
Prepaid expenses and other current assets	$24,194	$2,426	$26,620
Accrued expenses and other current liabilities	76,058	2,395	78,453
Retained deficit	(7,949)	31	(7,918)

Consolidated Statements of Operations

	53 Weeks Ended February 3, 2018
	As Reported	Adjustment	As Adjusted
Other revenue	$-	$13,936	$13,936
Selling, general and administrative expenses	362,175	13,936	376,111

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Consolidated Statements of Cash Flows

	53 Weeks Ended February 3, 2018
	As Reported	Adjustment	As Adjusted
Prepaid expenses and other current assets	$6,055	$383	$6,438
Accrued expenses and other current liabilities	3,404	(383)	3,021

Revenue

The following table sets forth our revenue by type of contract (in thousands):

		As Adjusted
	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018

Store sales (1)	$1,179,613	$1,257,657
Ecommerce sales (1)	53,137	37,851
Licensed department commissions (2)	24,848	23,125

Net sales	$1,257,598	$1,318,633

Credit card revenue (3)	7,561	9,004
Breakage revenue (4)	7,424	4,792
Other	149	140

Other revenue	15,134	13,936

Total revenue	$1,272,732	$1,332,569

(1)	Store and Ecommerce sales are net of any returns, discounts and percentage-off coupons.
(2)	Licensed department commissions are licensed department commissions received net of any returns.
(3)	Credit card revenue earned from Synchrony programs.
(4)	Breakage revenue earned on unused gift and merchandise return cards and unused certificates and loyalty reward points.

The following table sets forth the gross up of the sales return reserve (in thousands):

	February 2, 2019	February 3, 2018

Reserve for sales returns	$(3,469)	$(4,094)
Cost of inventory returns	1,984	2,426

The following table sets forth the contract liabilities (in thousands):

	February 2, 2019	February 3, 2018

Deferred revenue contracts	$(11,017)	$(12,512)
Gift card liability	(12,246)	(12,180)
Credit card reward liability	(5,583)	(4,689)

Liability for deferred revenue	$(28,846)	$(29,381)

Contract liabilities include consideration received for gift card and loyalty related performance obligations which have not been satisfied as of the dates presented above.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following table sets forth a rollforward of the amounts included in contract liabilities for the periods presented (in thousands):

	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018
Beginning balance	$29,381	$29,412
Current period gift cards sold and loyalty reward points earned	39,402	37,112
Net sales from redemptions (1)	(30,918)	(30,763)
Breakage and amortization (2)	(9,019)	(6,380)
Ending balance	$28,846	$29,381

(1)

$8.3 million and $8.2 million in net sales from redemptions were included in the beginning balance of contract liabilities for the 52 weeks ended February 2, 2019 and 53 weeks ended February 3, 2018, respectively.

(2)

$3.8 million and $3.0 million in breakage and amortization were included in the beginning balance of contract liabilities for the 52 weeks ended February 2, 2019 and 53 weeks ended February 3, 2018, respectively.

Operating Leases

We lease all of our retail stores under operating leases. Certain lease agreements contain rent holidays, and/or rent escalation clauses. Except for contingent rent, we recognize rent expense on a straight-line basis over the lease term and record the difference between the amount charged to expense and the rent paid as a deferred rent liability. Contingent rent, determined based on a percentage of sales more than specified levels, is recognized as rent expense when achievement of the specified sales that triggers the contingent rent is probable. Contingent rent expense was $0.3 million during fiscal 2018 and 2017. Construction allowances and other such lease incentives are recorded as a deferred rent liability and are amortized on a straight-line basis as a reduction of rent expense.

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

The gross value of assets subject to capital leases was $2.0 million as of February 2, 2019, and is included in property and equipment, net on the Consolidated Balance Sheets. The remaining capital lease obligation of $1.2 million as of February 2, 2019, is split between accrued expenses and other current liabilities for the short-term portion and other liabilities for the long-term portion on the Consolidated Balance Sheets.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses of $57.9 million and $64.1 million are reflected in SG&A in the Consolidated Statements of Operations for 2018 and 2017, respectively.

Income Taxes

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

Share-Based Compensation

We follow the guidance in ASC Topic 718, Stock Compensation, to record share-based compensation. Pursuant to the guidance, we recognize expense in the Consolidated Financial Statements for the grant date fair values of all share-based payments to employees over the employees’ requisite service periods. We elect to estimate forfeitures expected to occur to determine the amount of share-based compensation cost to recognize in each period, as permitted by ASU 2016-09, Stock Compensation, and all cash payments made to taxing authorities on the employees’ behalf for shares withheld at settlement are to be presented as financing activities on the Statement of Cash Flows.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Earnings Per Share (“EPS”)

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

The following table sets forth the calculation of basic and diluted loss per common share (in thousands, except per share data):

	2018	2017

Basic EPS:
Net loss	$(5,998)	$(24,324)
Income allocated to participating securities	-	2

Net loss available to common shareholders	$(5,998)	$(24,326)

Basic weighted-average shares outstanding	46,706	46,342

Basic loss per common share:	$(0.13)	$(0.52)

Diluted EPS:
Net loss	$(5,998)	$(24,324)
Income allocated to participating securities	-	2

Net loss available to common shareholders	$(5,998)	$(24,326)

Basic weighted-average shares outstanding	46,706	46,342
Incremental shares from share-based compensation plans	-	-

Diluted weighted-average shares outstanding	46,706	46,342

Diluted loss per common share:	$(0.13)	$(0.52)

Diluted weighted-average shares outstanding exclude approximately 2.3 million and 3.8 million shares during 2018 and 2017, respectively, which are anti-dilutive for the periods presented. These shares are comprised of a mix of stock options, performance awards and restricted stock. Stock options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. Restricted stock and performance shares excluded were shares that were anti-dilutive as calculated using the treasury stock method. For periods of net loss, basic and diluted EPS are the same, as the assumed conversion of stock options and performance awards are anti-dilutive.

Consolidated Statements of Operations Classifications

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This will require recognition on our Consolidated Balance Sheets for the rights and obligations created by leases with terms greater than twelve months. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. We plan to adopt this ASU at the beginning of our first quarter of fiscal 2019 and plan to utilize the transition option which does not require application of the guidance to comparative periods in the year of adoption. The primary effect of adoption will be recording right-of-use assets and corresponding lease obligations for current operating leases. We currently believe the adoption of this ASU will have a significant effect on our Consolidated Balance Sheets due to the

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

addition of a right-of-use asset and lease liability of approximately $350.0 million – $450.0 million. We have not completed our validation work over the implementation and it’s effect on the financial statements, and therefore, the amount recorded in fiscal 2019 may differ from these estimates, which is based upon information available and procedures completed to date. We do not believe the adoption of this ASU will have a significant effect on our results of operations as the lease expense under the new standard will approximate our rent expense as it is currently being recorded.

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

2. Property and Equipment, Net

The following table sets forth Property and equipment, net:

	February 2, 2019	February 3, 2018

Fixtures, equipment and software	$245,289	$245,718
Leasehold improvements	131,309	137,407

	376,598	383,125
Accumulated depreciation and amortization	(252,760)	(231,997)

Property and equipment, net	$123,838	$151,128

During 2018 and 2017, we recorded asset impairment charges in SG&A of $2.8 million and $3.8 million, respectively, to reduce the carrying value of fixtures, equipment and leasehold improvements held for use and certain other assets in under-performing or closing stores to their respective estimated fair value.

Store assets are considered Level 3 assets in the fair value hierarchy as the inputs for calculating the fair value of these assets are based on the best information available, including prices for similar assets.

3. Accrued Expenses and Other Current Liabilities

The following table sets forth the major components of accrued expenses and other current liabilities:

	February 2, 2019	As Adjusted February 3, 2018

Property taxes	$18,852	$17,451
Unredeemed gift and merchandise return cards	12,246	12,180
Compensation and employee benefits	9,271	7,732
Accrued vacation	4,365	7,632
Other	32,916	33,458

Accrued expenses and other current liabilities	$77,650	$78,453

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

4. Debt

The following table sets forth our Debt:

	February 2, 2019	February 3, 2018

Revolving credit facility	$119,100	$142,387
Term loan	35,000	-
Promissory note	-	13,738

Total debt	154,100	156,125
Current portion	-	(13,738)
Debt issuance costs	(847)	-

Long-term debt	$153,253	$142,387

Revolving Credit Facility and Equipment Term Loan

On February 3, 2015, we entered into a $250.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank (“Wells Fargo”) with an original maturity of February 2020 (the “Revolving Credit Facility”) and a secured $25.0 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan”) with an original maturity of February 2018. Borrowings under the Revolving Credit Facility were initially used for a special dividend but are subsequently being used for working capital, capital expenditures and other general corporate purposes. During 2015, debt issuance costs of $0.4 million were associated with the Revolving Credit Facility and the Equipment Term Loan. Debt issuance costs associated with the Revolving Credit Facility are being amortized over its respective term. We repaid the Equipment Term Loan in full on January 22, 2018, at which time the associated debt issuance costs were fully amortized.

On February 19, 2018, we entered into Amendment No. 1 (the “Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Credit Agreement Amendment provided for, among other things, an Accommodation Period (as defined in the Credit Agreement Amendment) during which we were not required to meet the Fixed Charge Coverage Ratio (as defined in the Credit Agreement). This change permitted us to borrow the full amount of the then applicable borrowing base until we delivered our financial statements for the Measurement Period (as defined in the Credit Agreement) ended February 28, 2018. Pursuant to the Credit Agreement Amendment, a Cash Dominion Event (as defined in the Credit Agreement Amendment) occurred as of the effective date of the Credit Agreement Amendment and always thereafter. Because of the Cash Dominion Event, all of our cash receipts were swept daily to repay outstanding borrowings under the Credit Agreement and the amount outstanding under the Credit Agreement was classified as a short-term obligation. As noted below, the Third Credit Agreement Amendment removed the Cash Dominion Event effective September 18, 2018.

On March 14, 2018, we entered into Amendment No. 2 (the “Second Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Second Credit Agreement Amendment provided for, among other things, the following: (1) the $25.0 million Tranche A-1 Revolving Loans (as defined in the Second Credit Agreement Amendment) were repaid in full with the proceeds of the Term Loan (as defined below); (2) the entry into the Intercreditor Agreement (as defined below); and (3) certain other modifications and updates to coordinate the Revolving Credit Facility with the Term Loan.

On September 18, 2018, we entered into Amendment No. 3 (the “Third Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Third Credit Agreement Amendment provided for, among other things, the following: (1) the increase of Aggregate Tranche A Revolving Loan Commitments (as defined in the Second Credit Agreement Amendment) from $225.0 million to $240.0 million; (2) an extension of the maturity date of the Revolving Credit Facility to the earlier of (a) the maturity date of the Term Loan Agreement (as defined below) or (b) September 18, 2023; and (3) the elimination of Cash Dominion Event status and a change in Cash Dominion to be triggered only in the event of (a) the occurrence and continuance of any Event of Default or (b) Excess Availability of less than (A) 10.0% of the loan cap at any time or (B) 12.5% of the loan cap for three consecutive business days. During 2018, debt issuance costs of less than $0.1 million were associated with the Third Credit Agreement Amendment and are being amortized over its respective term. Debt issuance costs of $0.1 million remaining under the initial Credit Agreement will also be amortized over the new term of the Third Credit Agreement Amendment. The elimination of cash dominion status changed the debt classification from a short-term to long-term obligation.

Subsequent to year-end, on February 26, 2019, we entered into Amendment No. 4 (the “Fourth Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Fourth Credit Agreement Amendment provided for, among

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

other things, a modification to the definition of “Capital Expenditures” and “Permitted Indebtedness” as defined in the Fourth Credit Agreement Amendment.

The total amount available for borrowings under the Credit Agreement is the lesser of $240.0 million or 100 percent of eligible credit card receivables and the net recovery percentage of eligible inventories less reserves. On February 2, 2019, in addition to outstanding borrowings under the Credit Agreement, we had $7.9 million of outstanding letters of credit and our Excess Availability (as defined in the Credit Agreement) was $58.2 million on February 2, 2019. In addition, we had $14.5 million available, on a short term basis, to borrow which would be collateralized by life insurance policies at the end of the year.

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

The weighted average interest rate for the amount outstanding under the Credit Agreement was 4.29 percent as of February 2, 2019.

Term Loan

On March 14, 2018, we entered into a Term Loan Credit Agreement with Gordon Brothers Finance Company, as administrative agent (in such capacity, the “Term Loan Agent”), and Gordon Brothers Finance Company, LLC, as lender (the “Term Loan Agreement”). The Term Loan Agreement provided for a term loan in the amount of $50.0 million (the “Term Loan”). Debt issuance costs associated with the Term Loan were capitalized in the amount of $0.9 million and will be amortized over the term of the Term Loan. The net proceeds of $49.1 million from the Term Loan were used to permanently pay off the $25.0 million Tranche A-1 Revolving Loan (as defined in the Credit Agreement) and to pay down the Revolving Credit Facility. After utilizing proceeds from the Term Loan for repayment of amounts outstanding under the existing Tranche A-1 Revolving Loans, the Term Loan resulted in an increase in our Excess Availability of approximately $25.0 million under the Credit Agreement.

The Term Loan originally matured on the earlier of (1) the termination date specified in our Credit Agreement, as such date may be extended with the consent of the Term Loan Agent or in accordance with the Intercreditor Agreement (defined below), and (2) March 14, 2020.

On September 18, 2018, we entered into Amendment No. 2 (the “Second Term Loan Amendment”) to the Term Loan with Gordon Brothers Finance Company. The Second Term Loan Amendment provided for, among other things, the following: (1) the reduction of the maximum amount of the Term Loan to $35.0 million; (2) an extension of the maturity date of the Term Loan Agreement to the earlier of (a) the termination date specified in the Revolving Credit Facility (as defined in the Third Credit Agreement Amendment), and (b) September 18, 2023; (3) the reduction of the non-default interest rate applicable to the Term Loan under the Term Loan Agreement to a fluctuating rate of interest equal to three-month LIBOR (with a floor of 1.5%) plus 8.25% per annum; and (4) the elimination of Cash Dominion Event status and a change in Cash Dominion to be triggered only in the event of (a) the occurrence and continuance of any Event of Default or (b) Excess Availability of less than (A) 10.0% of the Revolving Loan Cap at any time or (B) 12.5% of the Revolving Loan Cap for three consecutive Business Days. During 2018, debt issuance costs of approximately $0.3 million were associated with the Term Loan and are being amortized over its term. The elimination of cash dominion status changed the debt classification from a short-term to long-term obligation.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Subsequent to year-end, on February 26, 2019, we entered into Amendment No. 3 (the “Third Term Loan Amendment”) to the Term Loan Agreement. The Third Term Loan Amendment provided for, among other things, a modification to the definition of “Capital Expenditures” and “Permitted Indebtedness” as defined in the Third Term Loan Amendment.

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

The weighted average interest rate for the amount outstanding under the Term Loan was 11.05 percent as of February 2, 2019.

Promissory Note

We believe we can borrow, on a short-term basis and subject to the formal agreement of the lender, amounts up to the cash surrender value of the life insurance policies related to our executive deferred compensation plans to provide additional liquidity if needed. At February 2, 2019, the cash surrender value of our life insurance policies was $14.5 million.

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

On July 31, 2018, we executed a second promissory note from SunTrust Bank for $13.0 million which carried a fixed interest rate of 3.58 percent per annum and an original maturity date of September 10, 2018. This note is under the same terms as the Promissory Note executed on February 2, 2018. On September 10, 2018, we repaid the outstanding balance of the Promissory Note.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

The following table sets forth the aggregate maturities of our long-term debt at February 2, 2019, for the following fiscal years (in thousands):

2019	$-
2020	-
2021	-
2022	-
2023	154,100
Thereafter	-

Total	$154,100

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

The following table sets forth rent expense:

	2018	2017

Minimum rentals	$95,340	$96,782
Contingent rentals	295	325

Rent expense	$95,635	$97,107

The following table sets forth the future contractual minimum lease payments at February 2, 2019:

2019	$101,876
2020	93,764
2021	82,325
2022	66,820
2023	50,697
Thereafter	102,550

Total	$498,032

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

6. Income Taxes

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

	February 2, 2019	February 3, 2018

Deferred income tax assets:
Employee benefit expense	$6,291	$9,359
Deferred rents	9,786	10,071
Net operating loss carryforwards	2,380	5,097
Other	7,787	7,026

	26,244	31,553
Valuation allowance	(2,130)	(2,384)

Gross deferred income tax assets, net of valuation allowance	$24,114	$29,169

Deferred income tax liabilities:
Property and equipment	$(22,399)	$(26,947)
Inventory	(1,021)	(1,652)
Other	(694)	(570)

Total deferred income tax liabilities	(24,114)	(29,169)

Net deferred income tax assets (liabilities)	$-	$-

As of February 2, 2019, we do not believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets and therefore established a full valuation allowance in the amount of $2.1 million as of February 2, 2019 and $2.4 million as of February 3, 2018.

The valuation allowance will be maintained against the deferred tax assets until we believe it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard under ASC 740, the valuation allowance would be reversed accordingly in the period that such determination is made.

As of February 2, 2019, we have tax credit carryforwards for Federal income tax purposes of $0.9 million. Additionally, as of February 2, 2019, we have gross net operating loss carryforwards for State income tax purposes of $36.0 million that will begin to expire in 2023.

The components of income tax (benefit) expense are as follows:

	2018	2017

Current:
Federal	$-	$(7,222)
State	(25)	(1,254)

Total current	(25)	(8,476)

Deferred:
Federal	-	(3,665)
State	-	443

Total deferred	-	(3,222)

Income tax benefit	$(25)	$(11,698)

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

Income tax expense differs from the amount of income tax determined by applying the statutory U.S. corporate tax rate to pre-tax amounts due to the following items:

	2018	2017
Federal tax at the statutory rate	21.0%	33.8%
State income taxes, net of federal benefit	(0.9)%	3.5%
Permanent differences and other	(37.8)%	1.8%
Federal credits	13.9%	-
Valuation allowance	4.2%	(6.6)%
Effective tax rate	0.4%	32.5%

The effective tax rate (“ETR”) represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns, adjusted for the effect of permanent differences.

As of February 2, 2019, there were no unrecognized tax benefits (“UTBs”) that, if recognized, would affect the ETR. We recognize interest and penalties related to UTBs in interest expense and penalties. During 2018 and 2017, the amount of interest and penalties related to UTBs was less than $0.1 million. The total amount of accrued interest and accrued penalties related to UTBs as of February 2, 2019 and February 3, 2018 was less than $0.1 million.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the tax years 2015 through 2017. Our state tax returns are open to audit under statutes of limitations for the tax years 2013 through 2017.

7. Employee Benefit Plans

We have a defined contribution retirement plan (a 401(k) plan) covering employees who are at least 21 years of age, have completed at least one year of service and who work at least 1,000 hours annually. Beginning March 1, 2019, full-time associates are eligible to participate in the plan on the first of the month following 60 days of employment, instead of having to wait a year. Under the profit sharing portion of the plan, we can make discretionary contributions which vest at a rate of 20 percent per year after two years of service. Beginning March 1, 2019, we will make discretionary contributions which vest at a rate of 25 percent per year after two years of service. During 2018, we suspended our matching contribution until September 1, 2018. Beginning September 1, 2018, we matched 25 percent of an employee’s voluntary pre-tax contributions up to a maximum of 4 percent of an employee’s compensation. During 2017, we matched 50 percent of an employee’s voluntary pre-tax contributions up to a maximum of 4 percent of an employee’s compensation. Eligibility for company match begins after one year of service and at least 1,000 hours worked annually whether you are a full-time or part-time associate. Our matching portion vests in accordance with the plan’s vesting schedule. Our contributions to the retirement plan, net of forfeitures, were $0.2 million for 2018 and $1.7 million for 2017 and are included in SG&A on the Consolidated Statements of Operations.

We have an executive deferral plan providing officers, key executives and director-level employees with the opportunity to defer receipt of salary, bonus and other compensation. The plan allows for us to make discretionary contributions. During 2018, we suspended our matching contribution. During 2017, we matched contributions up to 10 percent of salary and bonuses and discretionary contributions were matched at a rate of 50 percent for officers and key executives and a rate of 25 percent for directors. In 2017, matching contributions and related investment earnings for the executive deferral plan vest at 20 percent per year in each of years four through eight, at which time a participant is fully vested.

The executive deferral plan liability was $13.3 million at February 2, 2019 and $15.3 million at February 3, 2018 and is included in accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheets. In 2018,

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

forfeitures exceeded expense for this plan, resulting in $0.1 million of income. The expense for this plan, net of forfeitures, was less than $0.1 million in 2017.

We provide an executive split-dollar life insurance benefit which provides officers, key executives and director-level employees with pre-retirement life insurance benefits based upon three to five times the current annual compensation. The discount rate used to determine the benefit obligation was 3.63 percent as of February 2, 2019 and 3.45 percent as of February 3, 2018. On February 1, 2018, we canceled the majority of our executive split-dollar life insurance policies.

The post-retirement benefit obligations included in other liabilities in the Consolidated Balance Sheets were $0.1 million for 2018 and 2017, respectively.

The net periodic postretirement benefit costs for 2018 and 2017 were less than $0.1 million.

The following table sets forth the amounts included in accumulated other comprehensive income (loss):

	February 2, 2019	February 3, 2018
Total net actuarial gain	$ 63	$ 66

In connection with the executive deferral and executive split-dollar life insurance plans, whole life insurance contracts were purchased on the related participants. On February 2, 2019, and February 3, 2018, the cash surrender value of these policies was $14.7 million and $15.3 million, respectively, and is included in other assets in the Consolidated Balance Sheets.

We have a noncontributory executive retiree medical plan wherein eligible retired executives may continue their pre-retirement medical, dental and vision benefits through age 65. The postretirement benefit liability was $0.5 million at February 2, 2019, and $0.9 million at February 3, 2018. Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets includes $0.5 million in income for this plan at February 2, 2019, and less than $0.1 million at February 3, 2018. The expense recorded in net loss for 2018 and 2017 was less than $0.1 million each year.

8. Shareholders’ Equity

Dividends

In 2018, there were no cash dividends declared. In 2017, we paid a quarterly cash dividend of $0.075 per common share on April 14, 2017.

Stock Repurchase Plan

During 2018 and 2017, we repurchased 121,801 shares and 81,232 shares, respectively, of our common stock in the open market at a total cost of $0.1 million and $0.2 million, respectively. Stock repurchases on the open market, under a Board of Directors authorized plan, were for taxes due on the vesting of employee stock awards. As of February 2, 2019, there are 366,889 shares which can be repurchased pursuant to the Board of Directors’ current authorization.

Employee Stock Purchase Plan

In December 2017, our Board of Directors (the “Board”) adopted a new Employee Stock Purchase Plan (the “Stock Purchase Plan”) and was approved by our shareholders at our June 19, 2018 annual meeting. Under our Stock Purchase Plan, all employees who complete six months of employment and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan may purchase shares of our common stock at 85 percent of the lower of the fair market value of our stock determined at either the beginning or the end of each semi-annual option period. Shares eligible under the Stock Purchase Plan, which is effective for the years 2017 through 2027, are limited to 2.0 million shares in the aggregate. In 2018, the participants acquired 214,621 shares of common stock at a weighted-average per share price of $0.94. Under the prior employee stock purchase plan, all employees who completed six months of employment and who worked on a full-time basis or were regularly scheduled to work more than 20 hours per week were eligible to participate in the stock purchase plan. Participants in the prior stock purchase plan were able to purchase shares of our common stock at 85 percent of the lower of the fair market value of our stock determined at either the beginning or the end of each semi-annual option period. Shares eligible under the prior stock purchase plan, which was effective for the years 1997 through 2020, were limited to 2.9 million shares in the aggregate, with no more than 200,000 shares being made available in each calendar year, excluding carryover from previous years. In 2017, the participants acquired 228,562 shares of common stock at a weighted-average per share price

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

of $1.44. The fair value of Stock Purchase Plan shares was estimated using the Black-Scholes-Merton call option value model with the following weighted-average assumptions for 2018: expected volatility of 88.47 percent, a risk-free interest rate of 1.82 percent, a present-value discount factor of 1.0 and an expected term of six months. Share-based compensation expense for the Stock Purchase Plan was $0.2 million in 2018 and $0.3 million in 2017. We had 1.8 million shares authorized and available for grant under the Stock Purchase Plan at February 2, 2019.

Omnibus Plans

On January 23, 2018, our Board adopted the 2018 Omnibus Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance share awards and other equity-based awards to employees, directors and consultants of Stein Mart and our affiliates. The 2018 Plan replaced our 2001 Omnibus Plan (as amended and restated, the “2001 Plan”), and, together with the 2018 Plan, the “Omnibus Plans”). The 2018 Plan was approved at our 2018 annual meeting of shareholders. No further awards will be granted under the 2001 Plan. The Board, or a committee to which it delegates authority, determine the terms of all grants. The shares will be issued from authorized and unissued shares of our common stock. Expired and forfeited awards become available for re-issuance. Vesting and exercise are contingent on continued employment.

The following table sets forth the number of awards authorized and available for grant under the 2018 Plan at February 2, 2019 (shares in thousands):

2018 Plan
Total awards authorized	4,100
Awards available for grant	3,049

Stock Options

Under both Omnibus Plans, the exercise price of an option cannot be less than the fair value on the grant date. In general, for awards granted prior to 2014, one-third of the awards vest on each of the third, fourth and fifth-anniversary dates of grant. Awards under the 2001 Plan granted after 2013 generally vest monthly in equal amounts over a five-year period. The awards expire seven to ten years after the date of grant. Future grants under the 2018 Plan have a minimum vesting period of one year, subject to certain exceptions.

The following table sets forth the summary of stock option information for the year ended February 2, 2019 (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on February 3, 2018	2,145	$5.90
Cancelled or forfeited	(111)	7.35
Outstanding on February 2, 2019	2,034	$5.81	5.19 years	$-
Exercisable stock options at February 2, 2019	818	$5.30	3.38 years	$-

The aggregate intrinsic value in the table above represents the excess of our closing stock price on February 1, 2019, the last business day of our 2018 fiscal year ($1.14 per share), over the exercise price, multiplied by the applicable number of in-the-money options, this amount changes based on the fair market value of our common stock. Because there were no in-the-money options outstanding and exercisable on February 2, 2019, the aggregate intrinsic value is zero.

As of February 2, 2019, there was $0.7 million of unrecognized compensation cost related to stock options which are expected to be recognized over a weighted-average period of 0.9 years using the mid-point method. There were no options granted during 2018. The weighted-average grant-date fair value of options granted was $0.82 during 2017. There were no options exercised in 2018 or 2017.

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

We did not grant any stock options in 2018. The fair value of each stock option granted during 2017 was estimated at the date of grant using the Black-Scholes-Merton options pricing model with the following weighted-average assumptions:

2017
Expected term	5.0 years
Risk-free interest rate	1.9%
Volatility	43.1%
Dividend yield	8.1%

The expected volatility is based on the historical volatility of our stock price over assumed expected terms. The risk-free interest rate is estimated from yields of U.S. Treasury instruments of varying maturities with terms consistent with the expected terms of the options. The expected term of an option is calculated from a lattice model using historical employee exercise data.

Restricted Stock and Performance Share Awards

We have issued restricted stock, restricted stock units and performance share awards to eligible participants under the Omnibus Plans. All restricted stock and restricted stock unit awards have restriction periods tied primarily to employment, and all performance share awards have vesting tied to market-based performance and service. Restricted Stock Awards and Restricted Stock Units under the Omnibus Plans entitle the recipient to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. Vesting for most restricted stock and restricted stock unit awards is based on the service period and vesting generally occurs between three and five years following the date of grant. Unvested awards are forfeited upon termination of employment unless the award agreement provides otherwise. The total value of share-based compensation expense for restricted stock is based on the closing price of our common stock on the date of grant. The fair value of the market-based performance share awards was determined using a Monte-Carlo simulation model. Performance share awards provide the right to receive a share award at the end of a specified period in which a performance goal based on total shareholder return has been established.

The following table sets forth non-vested stock activity for the year ended February 2, 2019 (shares in thousands):

	Restricted Stock Awards		Restricted Stock Units		Performance Share Awards
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested on February 3, 2018	1,481	$4.90	-	$-	1,209	$5.94
Granted	-	-	1,445	1.81	-	-
Vested	(485)	7.34	-	-	-	-
Cancelled or forfeited	(196)	3.91	(90)	1.85	(725)	2.94
Non-vested on February 2, 2019	800	$2.84	1,355	$1.81	484	$0.80
Total unrecognized compensation cost	$893		$1,443		$154
Weighted-average expected life remaining	1.0 years		0.9 years		0.6 years

The total fair value of restricted stock vested was $4.2 million and $1.0 million during 2018 and 2017, respectively. No performance awards vested in 2018 or 2017.

Share-Based Compensation Expense

The following table sets forth the share-based compensation expense for the years ended February 2, 2019 and February 3, 2018:

	2018	2017
Cost of merchandise sold	$1,276	$1,867
Selling, general and administrative expenses	2,833	3,824
Total share-based compensation expense	$4,109	$5,691

STEIN MART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in tables in thousands, except per share amounts)

9. Commitments and Contingencies

We are involved in various routine legal proceedings incidental to the conduct of our business. While some of these matters could be material to our results of operations or cash flows for any period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate will have a material adverse effect on our overall financial condition. During the years ended February 2, 2019 and February 3, 2018, we incurred expense of $1.1 million and $0.1 million, respectively, for legal settlements.

10. Quarterly Results of Operations (Unaudited)

	Year Ended February 2, 2019
	13 Weeks Ended May 5, 2018	13 Weeks Ended August 4, 2018	13 Weeks Ended November 3, 2018	13 Weeks Ended February 2, 2019
Net sales	$326,685	$310,939	$279,127	$340,847
Other revenue	4,302	3,489	3,734	3,609
Total revenue	330,987	314,428	282,861	344,456
Gross profit	96,064	79,419	69,841	92,462
Net income (loss)	7,334	(1,144)	(16,622)	4,434
Basic net income (loss) per share	$0.16	$(0.02)	$(0.36)	$0.09
Diluted net income (loss) per share	$0.16	$(0.02)	$(0.36)	$0.09
Weighted-average shares outstanding:
Basic	46,610	46,669	46,743	46,803
Diluted	46,659	46,669	46,743	47,443

	Year Ended February 3, 2018
	As Adjusted 13 Weeks Ended April 29, 2017	As Adjusted 13 Weeks Ended July 29, 2017	As Adjusted 13 Weeks Ended October 28, 2017	As Adjusted 14 Weeks Ended February 3, 2018
Net sales	$337,335	$311,036	$285,395	$384,867
Other revenue	3,714	3,498	3,516	3,208
Total revenue	341,049	314,534	288,911	388,075
Gross profit	95,556	64,668	68,269	102,448
Net income (loss)	3,700	(12,993)	(14,616)	(415)
Basic net income (loss) per share	$0.08	$(0.28)	$(0.31)	$(0.01)
Diluted net income (loss) per share	$0.08	$(0.28)	$(0.31)	$(0.01)
Weighted-average shares outstanding:
Basic	46,165	46,264	46,447	46,482
Diluted	46,171	46,264	46,447	46,482

The sum of the quarterly Net income (loss) per share amounts may not equal the annual amount because income (loss) per share is calculated independently for each quarter.

11. Related Party Transactions

One of our directors is the majority shareholder of the law firm that serves as our general counsel. Legal fees paid to this firm were $0.2 million in 2018 and 2017. In addition, the director also participated in our 2018 and 2017 Incentive Plans related to his role as general counsel.