Form 10-Q
period 2019-05-04
STEIN MART INC
filed 2019-06-18
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-20052

STEIN MART, INC.

(Exact name of registrant as specified in its charter)

Florida	64-0466198
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1200 Riverplace Blvd., Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (904) 346-1500

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SMRT	The NASDAQ Global Select Market

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X] The number of shares outstanding of the Registrant’s common stock as of June 13, 2019, was 48,062,929.

Stein Mart, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stein Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	May 4, 2019	February 2, 2019	May 5, 2018
ASSETS

Current assets:

Cash and cash equivalents	$21,933	$9,049	$16,165

Inventories	274,281	255,884	296,964

Prepaid expenses and other current assets	31,838	28,326	35,597

Total current assets	328,052	293,259	348,726

Property and equipment, net of accumulated depreciation and amortization of $255,845, $250,955 and $234,910, respectively	114,252	119,740	140,184

Operating lease assets	374,039	-	-

Other assets	24,255	24,108	24,838

Total assets	$840,598	$437,107	$513,748

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$114,495	$89,646	$93,632

Current portion of debt	-	-	159,415

Current portion of operating lease liabilities	80,167	-	-

Accrued expenses and other current liabilities	84,118	77,650	78,418

Total current liabilities	278,780	167,296	331,465

Long-term debt, net of current portion	152,999	153,253	49,266

Deferred rent	-	39,708	41,535

Noncurrent operating lease liabilities	332,079	-	-

Other liabilities	31,335	33,897	38,785

Total liabilities	795,193	394,154	461,051

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:

Preferred stock - $.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-	-

Common stock - $.01 par value; 100,000,000 shares authorized; 48,065,250, 47,874,286 and 47,910,450 shares issued and outstanding, respectively	481	479	479

Additional paid-in capital	60,797	60,172	56,961

Retained deficit	(16,110)	(17,951)	(4,501)

Accumulated other comprehensive income (loss)	237	253	(242)

Total shareholders’ equity	45,405	42,953	52,697

Total liabilities and shareholders’ equity	$840,598	$437,107	$513,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	13 Weeks Ended	13 Weeks Ended

	May 4, 2019	May 5, 2018

Net sales	$314,157	$326,605

Other revenue	5,225	4,382

Total revenue	319,382	330,987

Cost of merchandise sold	226,698	230,621

Selling, general and administrative expenses	86,136	90,509

Operating income	6,548	9,857

Interest expense, net	2,526	2,463

Income before income taxes	4,022	7,394

Income tax expense	53	60

Net income	$3,969	$7,334

Net earnings per common share:

Basic	$0.08	$0.16

Diluted	$0.08	$0.16

Weighted-average shares outstanding:

Basic	47,111	46,610

Diluted	47,556	46,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	13 Weeks Ended	13 Weeks Ended

	May 4, 2019	May 5, 2018

Net income	$3,969	$7,334

Other comprehensive income (loss), net of tax:

Amounts reclassified from accumulated other comprehensive income (loss)	(16)	4

Comprehensive income	$3,953	$7,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands)

					Accumulated

			Additional		Other	Total

	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’

	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance on February 2, 2019	47,874	$479	$60,172	$(17,951)	$253	$42,953

Net income	-	-	-	3,969	-	3,969

Other comprehensive loss, net of tax	-	-	-	-	(16)	(16)

Reacquired shares, net	(87)	(1)	(102)	-	-	(103)

Issuance of restricted stock, net	278	3	(3)	-	-	-

Share-based compensation	-	-	730	-	-	730

Cash dividends paid	-	-	-	(49)	-	(49)

Cash dividends payable	-	-	-	54	-	54

Adjustment for adoption of accounting standard	-	-	-	(2,133)	-	(2,133)

Balance on May 4, 2019	48,065	$481	$60,797	$(16,110)	$237	$45,405

Balance on February 3, 2018	47,978	$480	$56,002	$(11,843)	$(246)	$44,393

Net income	-	-	-	7,334	-	7,334

Other comprehensive income, net of tax	-	-	-	-	4	4

Reacquired shares	(45)	(1)	(36)	-	-	(37)

Issuance of restricted stock, net	(23)	-	-	-	-	-

Share-based compensation	-	-	995	-	-	995

Cash dividends paid	-	-	-	(147)	-	(147)

Cash dividends payable	-	-	-	155	-	155

Balance on May 5, 2018	47,910	$479	$56,961	$(4,501)	$(242)	$52,697

The accompanying notes are an integral part of these condensed consolidated financial statements

Stein Mart, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	13 Weeks Ended	13 Weeks Ended

	May 4, 2019	May 5, 2018

Cash flows from operating activities:

Net income	$3,969	$7,334

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	7,338	8,070

Share-based compensation	730	995

Store closing (benefits) charges	(8)	116

Impairment of property and other assets	-	299

Loss on disposal of property and equipment	1	99

Changes in assets and liabilities:

Inventories	(18,397)	(26,727)

Prepaid expenses and other current assets	(4,311)	(8,977)

Other assets	7,553	(2,311)

Accounts payable	24,951	(25,735)

Accrued expenses and other current liabilities	6,422	217

Other liabilities	(13,065)	(586)

Net cash provided by (used in) operating activities	15,183	(47,206)

Cash flows from investing activities:

Net acquisition of property and equipment	(1,679)	(1,664)

Proceeds from cancelled corporate owned life insurance policies	-	2,514

Net cash (used in) provided by investing activities	(1,679)	850

Cash flows from financing activities:

Proceeds from borrowings	102,025	428,877

Repayments of debt	(102,325)	(375,587)

Debt issuance costs	-	(802)

Cash dividends paid	(49)	(147)

Capital lease payments	(168)	(183)

Repurchase of common stock	(103)	(37)

Net cash (used in) provided by financing activities	(620)	52,121

Net increase in cash and cash equivalents	12,884	5,765

Cash and cash equivalents at beginning of year	9,049	10,400

Cash and cash equivalents at end of period	$21,933	$16,165

Supplemental disclosures of cash flow information:

Income taxes received	$(182)	$(228)

Interest paid	2,587	2,096

Accruals and accounts payable for capital expenditures	414	379

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In our opinion, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair presentation have been included. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. These Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended February 2, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2019.

As used herein, the terms “we,” “our,” “us” and “Stein Mart” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. We adopted this ASU and the related amendments as of February 3, 2019.

At transition, we elected the package of practical expedients, which allowed us to carry forward the historical lease classification, to not reassess prior conclusions related to initial direct costs, and to not reassess whether any expired or existing contracts are or contain leases. We did not elect the use of hindsight to determine the term of our leases at transition. We also elected the practical expedient to not separate non-lease components from the lease components to which they relate and instead to combine them and account for them as a single lease component. We made an accounting policy election not to capitalize leases with an initial term of twelve months or less.

Adoption of the new standard had a significant effect on our Condensed Consolidated Balance Sheets (Unaudited) due to the addition of operating lease assets of $382.5 million and operating lease liabilities of $422.7 million, as of February 3, 2019. We also recognized a cumulative effect adjustment that increased retained deficit by $2.1 million for transition impairments related to previously impaired leased locations. The standard did not have a significant effect on our results of operations or cash flows. Consistent with the optional effective date transition method, the financial information in the Condensed Consolidated Balance Sheets (Unaudited) prior to the adoption of this new lease accounting guidance has not been adjusted and is therefore not comparable to the current period presented.

See Note 8 “Leases” for additional information.

Recent Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This update provides additional guidance to ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which was issued in April 2015. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This ASU is effective for annual reporting periods beginning on or after December 15, 2019, and interim periods within those annual periods with early adoption permitted in any interim period for which financial statements have not yet been issued. We are in the process of evaluating the effect that this ASU will have on our financial condition, results of operations and cash flows.

2. Revision of Previously Issued Financial Statements

During the quarter ended May 4, 2019, we identified a financial statement misstatement related to previous impairment calculations, which resulted in an overstatement of property and equipment, net, and an understatement of retained deficit of $4.1 million and $3.9 million as of February 2, 2019 and May 5, 2018, respectively. The error also resulted in an understatement of selling, general and administrative expenses of $0.2 million and less than $0.1 million for the year ended February 2, 2019 and 13 weeks ended May 5, 2018, respectively. Based on an analysis of quantitative and qualitative factors, we determined that the error was not material to our prior interim and annual financial statements. We revised the accompanying Condensed Consolidated Balance Sheets (Unaudited) as of February 2, 2019 and May 5, 2018 and the Statement of Operations (Unaudited) for the 13 weeks ended May 5, 2018.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

3. Revenue Recognition

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

We offer gift and merchandise return cards to our customers. At the time gift cards are sold, the issuance is recorded as a liability to customers, and no revenue is recognized. At the time merchandise return cards are issued for returned merchandise, the sale is reversed and a liability to customers is recorded. These card liabilities are reduced and sales revenue is recognized when they are redeemed for merchandise. Card liabilities are included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets (Unaudited).

Our gift and merchandise return cards may not ultimately be redeemed either in full or partially. We account for this “breakage” of unused amounts as revenue in proportion to the pattern of rights exercised by the customer. Breakage revenue is recorded within other revenue in the Condensed Consolidated Statements of Operations (Unaudited). During both the 13 weeks ended May 4, 2019 and May 5, 2018, we recognized $0.6 million of breakage revenue on unused gift and merchandise return cards.

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

Card holders are eligible to participate in the credit card rewards program, which provides for reward certificates. We defer a portion of our revenue for loyalty points earned by customers and recognize the revenue as the certificates earned are used to purchase merchandise by our customers. This revenue is recorded within other revenue in the Condensed Consolidated Statements of Operations (Unaudited).

Certificates may not ultimately be redeemed either in full or partially. We account for this “breakage” of unused amounts as revenue in proportion to the pattern of rights exercised by the customer. Breakage revenue is recorded within other revenue in the Condensed Consolidated Statements of Operations (Unaudited). During the 13 weeks ended May 4, 2019 and May 5, 2018, we recognized $1.9 million and $1.4 million, respectively, of breakage revenue on unused credit card reward certificates and points.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

Revenue

The following table sets forth our revenue by type of contract (in thousands):

	13 Weeks Ended May 4, 2019	13 Weeks Ended May 5, 2018
Store sales (1)	$293,289	$306,831
Ecommerce sales (1)	13,744	12,814
Licensed department commissions (2)	7,124	6,960
Net sales	$314,157	$326,605
Credit card revenue (3)	2,564	2,268
Breakage revenue (4)	2,538	1,995
Other	123	119
Other revenue	5,225	4,382
Total revenue	$319,382	$330,987

(1)	Store and Ecommerce sales are net of any returns, discounts and percentage-off coupons.
(2)	Licensed department commissions are net of any returns.
(3)	Credit card revenue earned from Synchrony programs.
(4)	Breakage revenue earned on unused gift and merchandise return cards and unused certificates and loyalty reward points.

The following table sets forth the gross up of the sales return reserve (in thousands):

	May 4, 2019	February 2, 2019	May 5, 2018
Reserve for sales returns	$(6,286)	$(3,469)	$(6,133)
Cost of inventory returns	3,372	1,984	3,378
The following table sets forth the contract liabilities and their relationship to revenue (in thousands):
	May 4, 2019	February 2, 2019	May 5, 2018
Deferred revenue contracts	$(10,617)	$(11,017)	$(12,115)
Gift card liability	(9,631)	(12,246)	(9,675)
Credit card reward liability	(5,510)	(5,583)	(4,449)
Liability for deferred revenue	$(25,758)	$(28,846)	$(26,239)

Contract liabilities include consideration received for gift card and loyalty related performance obligations that have not been satisfied as of the dates presented above.

The following table sets forth a rollforward of the amounts included in contract liabilities for the periods presented (in thousands):

	13 Weeks Ended May 4, 2019	13 Weeks Ended May 5, 2018

Beginning balance	$28,846	$29,381
Current period gift cards sold and loyalty reward points earned	7,501	7,101
Net sales from redemptions (1)	(7,651)	(7,851)
Breakage and amortization (2)	(2,938)	(2,392)

Ending balance	$25,758	$26,239

(1)	$4.4 million and $4.5 million in net sales from redemptions were included in the beginning balance of contract liabilities for the 13 weeks ended May 4, 2019 and May 5, 2018, respectively.
(2)	$2.8 million and $2.3 million in breakage and amortization were included in the beginning balance of contract liabilities for the 13 weeks ended May 4, 2019 and May 5, 2018, respectively.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

4. Accrued Expenses and Other Current Liabilities

The following table sets forth the major components of accrued expenses and other current liabilities (in thousands):

	May 4, 2019	February 2, 2019	May 5, 2018
Property taxes	$18,557	$18,852	$14,280
Unredeemed gift and merchandise return cards	9,631	12,246	9,675
Compensation and employee benefits	6,691	9,271	8,068
Accrued vacation	4,316	4,365	7,632
Other	44,923	32,916	38,763
Accrued expenses and other current liabilities	$84,118	$77,650	$78,418

5. Shareholders’ Equity

Dividends

During the 13 weeks ended May 4, 2019 and May 5, 2018, there were no cash dividends declared.

Stock Repurchase Plan

During the 13 weeks ended May 4, 2019 and May 5, 2018, we repurchased 102,543 shares and 45,103 shares, respectively, of our common stock in the open market at a total cost of $0.1 million and less than $0.1 million, respectively. Stock repurchases on the open market, under a Board of Directors authorized plan, were for taxes due on the vesting of employee stock awards. As of May 4, 2019, there are 366,889 shares which can be repurchased pursuant to the Board of Directors’ current authorization.

6. Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the basic weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by also considering the impact of potential common stock equivalents on both net income and weighted-average number of common shares outstanding. We no longer compute EPS under the two-class method since we do not have any remaining participating securities containing non-forfeitable rights to dividends.

The following table sets forth a reconciliation of basic weighted-average number of common shares to diluted weighted-average number of common shares (in thousands):

	13 Weeks Ended May 4, 2019	13 Weeks Ended May 5, 2018
Basic weighted-average shares outstanding	47,111	46,610
Incremental shares from share-based compensation plans	445	49
Diluted weighted-average shares outstanding	47,556	46,659

Diluted weighted-average shares outstanding exclude approximately 2.9 million shares and 3.7 million shares during the 13 weeks ended May 4, 2019 and May 5, 2018, respectively, which are anti-dilutive for the periods presented. These shares are comprised of a mix of stock options, performance awards and restricted stock units. Stock options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. Restricted stock units and performance shares excluded were shares that were anti-dilutive as calculated using the treasury stock method.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

7. Debt

The following table sets forth our debt (in thousands):

	May 4, 2019	February 2, 2019	May 5, 2018
Revolving credit facility	$118,800	$119,100	$146,128
Term loan	35,000	35,000	50,000
Promissory note	-	-	13,287
Total debt	153,800	154,100	209,415
Current portion	-	-	(159,415)
Debt issuance costs	(801)	(847)	(734)
Long-term debt	$152,999	$153,253	$49,266

Revolving Credit Facility and Equipment Term Loan

On February 3, 2015, we entered into a $250.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank (“Wells Fargo”), with an original maturity of February 2020 (the “Revolving Credit Facility”) and a secured $25.0 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan”) with an original maturity of February 2018. Borrowings under the Revolving Credit Facility were initially used for a special dividend but are subsequently being used for working capital, capital expenditures and other general corporate purposes. During 2015, debt issuance costs of $0.4 million were associated with the Revolving Credit Facility and the Equipment Term Loan. Debt issuance costs associated with the Credit Agreement are being amortized over its term. We repaid the Equipment Term Loan in full on January 22, 2018, at which time the associated debt issuance costs were fully amortized.

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

On September 18, 2018, we entered into Amendment No. 3 (the “Third Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Third Credit Agreement Amendment provided for, among other things, the following: (1) the increase of Aggregate Tranche A Revolving Loan Commitments (as defined in the Second Credit Agreement Amendment) from $225.0 million to $240.0 million; (2) an extension of the maturity date of the Revolving Credit Facility to the earlier of (a) the maturity date of the Term Loan Agreement (as defined below) or (b) September 18, 2023; and (3) the elimination of Cash Dominion Event status and a change in Cash Dominion to be triggered only in the event of (a) the occurrence and continuance of any Event of Default or (b) Excess Availability of less than (A) 10.0% of the loan cap at any time or (B) 12.5% of the loan cap for three consecutive business days. During 2018, debt issuance costs of less than $0.1 million were associated with the Third Credit Agreement Amendment and are being amortized over its term. Debt issuance costs of $0.1 million remaining under the initial Credit Agreement will also be amortized over the new term of the Third Credit Agreement Amendment. The elimination of cash dominion status changed the debt classification from a short-term to long-term obligation.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

On February 26, 2019, we entered into Amendment No. 4 (the “Fourth Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Fourth Credit Agreement Amendment provided for, among other things, a modification to the definition of “Capital Expenditures” and “Permitted Indebtedness” as defined in the Fourth Credit Agreement Amendment.

The total amount available for borrowings under the Credit Agreement is the lesser of $240.0 million or 100 percent of eligible credit card receivables and the net recovery percentage of eligible inventories less reserves. On May 4, 2019, in addition to outstanding borrowings under the Credit Agreement, we had $7.9 million of outstanding letters of credit and our Excess Availability (as defined in the Credit Agreement) was $102.0 million.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants (including the requirement of a 1.0 to 1.0 consolidated Fixed Charge Coverage Ratio upon the occurrence and during the continuance of any Covenant Compliance Event, as defined in the Credit Agreement), and events of default for facilities of this type and is cross-collateralized and cross-defaulted. Collateral for the Revolving Credit Facility consists of substantially all of our personal property. Wells Fargo has a first lien on all collateral other than equipment.

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

The weighted average interest rate for the amount outstanding under the Credit Agreement was 4.12 percent as of May 4, 2019.

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

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

On February 26, 2019, we entered into Amendment No. 3 (the “Third Term Loan Amendment”) to the Term Loan Agreement. The Third Term Loan Amendment provided for, among other things, a modification to the definition of “Capital Expenditures” and “Permitted Indebtedness” as defined in the Third Term Loan Amendment.

The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants including the retention of the existing minimum 1.0 to 1.0 consolidated fixed charge coverage ratio under the Credit Agreement, which limits borrowing availability if not met during periods where Revolving Excess Availability (as defined in the Term Loan Agreement) is less than the greater of $20.0 million or 10.0 percent of Combined Loan Cap (as defined in the Term Loan Agreement) for four consecutive business days, and events of default for a facility of this type. The Term Loan is secured by a second lien security interest (subordinate only to the liens securing the Credit Agreement) on all assets securing the Credit Agreement (which consist of substantially all of our personal property), except furniture, fixtures and equipment and intellectual property, upon which the Term Loan lenders have a first lien security interest. If at any time prior to the first anniversary date of the Term Loan, the Revolving Excess Availability is less than $20.0 million, if requested by the Term Loan Agent, the Term Loan will also be secured by a first lien on leasehold interests in real property with an aggregate value of not less than $10.0 million, and the Credit Agreement will be secured by a second lien on such leasehold interests.

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

The weighted average interest rate for the amount outstanding under the Term Loan was 10.84 percent as of May 4, 2019.

Promissory Note

We believe we can borrow, on a short-term basis and subject to the formal agreement of the lender, amounts up to the cash surrender value of the life insurance policies related to our executive deferred compensation plans to provide additional liquidity if needed. At May 4, 2019, the cash surrender value of our life insurance policies was $15.2 million.

On February 2, 2018, we executed a promissory note under which we borrowed approximately $13.7 million (the “Promissory Note”) from SunTrust Bank (the “Trustee”) in its capacity as the trustee under a trust agreement (the “Trust Agreement”) dated September 1, 1999. The trust established by the Trust Agreement (the “Trust”) holds certain life insurance policies related to our executive deferred compensation plans. The Trustee obtained loans from the insurance policies held in the Trust in an amount not less than the amount of the Promissory Note. The Promissory Note was a short-term obligation and the proceeds were used to pay down borrowings under the existing Credit Agreement which provided additional availability under that agreement.

The Promissory Note had a fixed interest rate of 3.58 percent per annum and an original maturity date of April 1, 2018. On March 7, 2018, we executed an amendment to the Promissory Note under which the Trustee extended the maturity date of the note from April 1, 2018, to July 1, 2018 (the “Maturity Date”). The amendment did not alter the short-term nature of the Promissory Note. The Promissory Note could be prepaid in whole or in part at any time. All unpaid principal and accrued interest on the Promissory Note would have become due and payable on the Maturity Date. The Trustee could offset payments due under the Promissory Note against amounts we would otherwise be entitled to withdraw from the Trust under the terms of the Trust Agreement. On June 29, 2018, we repaid the outstanding balance of the second promissory note.

On July 31, 2018, we executed a second promissory note from SunTrust Bank for $13.0 million, which carried a fixed interest rate of 3.58 percent per annum and an original maturity date of September 10, 2018. This note included the same terms as the Promissory Note executed on February 2, 2018. On September 10, 2018, we repaid the outstanding balance of the Promissory Note.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

The following table sets forth the aggregate maturities of our long-term debt at May 4, 2019, for the following fiscal years (in thousands):

2020	$-
2021	-
2022	-
2023	153,800
2024	-
Thereafter	-

Total	$153,800

8. Leases

We lease all our retail store locations, support facilities and certain equipment under operating leases. Our store leases have varying terms and are generally for 10 years with options to extend the lease term for two or more 5-year periods. Annual store rent is generally comprised of a fixed minimum amount plus an insignificant contingent amount based on a percentage of sales in excess of specified levels. Most store leases also require additional payments covering real estate taxes, common area costs and insurance. Certain lease agreements contain rent holidays, and/or rent escalation clauses. Except for contingent rent, we recognize rent expense on a straight-line basis over the lease term. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when achievement of the specified sales that triggers the contingent rent is probable. Construction allowances and other such lease incentives are recorded on the Condensed Consolidated Balance Sheets (Unaudited) and are amortized on a straight-line basis as a reduction of rent expense. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement or modification date in determining the present value of lease payments.

In addition to the operating lease assets presented on the Condensed Consolidated Balance Sheets (Unaudited), assets under finance leases of $2.0 million are included in property and equipment, net on the Condensed Consolidated Balance Sheets (Unaudited) as of May 4, 2019. The remaining finance lease obligation is split between accrued expenses and other current liabilities for the short-term portion and other liabilities for the long-term portion on the Condensed Consolidated Balance Sheets (Unaudited).

The following table summarizes our classification of lease cost (in thousands):

		13 Weeks Ended
	Statement of Operations Location	May 4, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$23,527
Finance lease cost:
Amortization of finance lease assets	Selling, general and administrative expenses	152
Interest on lease liabilities	Interest expense, net	16
Variable lease cost	Selling, general and administrative expenses	9,930

Net lease cost		$33,625

(1)	Includes lease costs for short-term leases, which are immaterial.

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

As of May 4, 2019, the following table summarizes the maturity of the company’s lease liabilities (in thousands):

	Operating	Finance

	Leases	Leases	Total

Remainder of 2019	$75,170	$553	$75,723
2020	94,868	574	95,442
2021	84,084	1	84,085
2022	68,574	-	68,574
2023	53,515	-	53,515
After 2023	105,493	-	105,493

Total lease payments	481,704	1,128	482,832
Less: Interest	(69,458)	(50)	(69,508)

Present value of lease liabilities	$412,246	$1,078	$413,324

The following table summarizes our lease term and discount rate:

13 Weeks Ended

May 4, 2019
Weighted-average remainder term (years):
Operating leases	5.8 years
Finance leases	1.9 years
Weighted-average discount rate:
Operating leases	5.4%
Finance leases	5.7%

The following table summarizes the other information related to our lease liabilities (in thousands):

13 Weeks Ended

May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,218
Operating cash flows from finance leases	16
Financing cash flows from finance leases	168

As of February 2, 2019, in accordance with ASC 840, Leases, the aggregate minimum non-cancelable lease payments under operating leases were as follows (in thousands):

	Operating	Finance

	Leases	Leases

2019	$101,139	$738
2020	93,190	574
2021	82,324	1
2022	66,820	-
2023	50,697	-
Thereafter	102,550	-

Total minimum lease payments	$496,720	1,313

Amount representing interest		(67)

Present value of minimum lease payments		1,246
Less: current portion		(685)

Long-term capital lease obligations		$561

Stein Mart, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(Unaudited)

9. Commitments and Contingencies

We are involved in various routine legal proceedings incidental to the conduct of our business. While some of these matters could be material to our results of operations or cash flows for any period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our overall financial condition. During the 13 weeks ended May 4, 2019 and May 5, 2018, we did not accrue for any actual or anticipated loss contingencies.

10. Income Taxes

The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate may fluctuate from quarter to quarter as a result of a variety of factors, including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items, and the mix of earnings. Our income tax expense for the 13 weeks ended May 4, 2019, reflects our estimated minimal taxable income for the year. The effective tax rate will be close to zero percent for all of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we,” “our,” “us” and “Stein Mart” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors including, but not limited to, the matters discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2019. Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended February 2, 2019, filed with the SEC on March 28, 2019.

Overview

We are a national specialty off-price retailer offering designer and name-brand fashion apparel, home décor, accessories and shoes at everyday discount prices. We currently operate 283 stores across 30 states.

Financial Overview for the 13 weeks Ended May 4, 2019

●	Net sales were $314.2 million for the 13 weeks ended May 4, 2019, compared to $326.6 million for the 13 weeks ended May 5, 2018.
●	Comparable sales for the 13 weeks ended May 4, 2019, decreased 1.7 percent compared to the 13 weeks ended May 5, 2018.
●	Net income for the 13 weeks ended May 4, 2019, was $4.0 million, or $0.08 per diluted share, compared to net income of $7.3 million, or $0.16 per diluted share, during the 13 weeks ended May 5, 2018.
●	We had $153.8 million, $154.1 million and $209.4 million of direct borrowings from our credit facilities as of May 4, 2019, February 2, 2019, and May 5, 2018, respectively.

Stores

The following table sets forth the stores activity for the 13 weeks ended May 4, 2019 and May 5, 2018:

	13 Weeks Ended May 4, 2019	13 Weeks Ended May 5, 2018

Stores at beginning of period	287	293
Stores opened during the period	-	-
Stores closed during the period	(4)	(4)

Stores at the end of period	283	289

Inventories

Inventory levels were $274.3 million as of May 4, 2019, compared to $255.9 million as of February 2, 2019 and $297.0 million as of May 5, 2018. Average inventories per store as of May 4, 2019, decreased 4.9 percent from May 5, 2018. Total inventories decreased due to fewer stores at the end of the first quarter of 2019 versus 2018 and a planned decrease in Ecommerce inventories.

Results of Operations

The following table sets forth each line item of our Condensed Consolidated Statements of Operations (Unaudited) expressed as a percentage of net sales (1):

	13 Weeks Ended May 4, 2019	13 Weeks Ended May 5, 2018

Net sales	100.0%	100.0%
Other revenue	1.7%	1.3%
Total revenue	101.7%	101.3%

Cost of merchandise sold	72.2%	70.6%
Selling, general and administrative expenses	27.4%	27.7%

Operating income	2.1%	3.0%
Interest expense, net	0.8%	0.8%

Income before income taxes	1.3%	2.3%
Income tax expense	0.0%	0.0%

Net income	1.3%	2.2%

(1)	Table may not foot due to rounding.

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

	13 Weeks Ended May 4, 2019	13 Weeks Ended May 5, 2018

Decrease in comparable sales on an owned basis (1)	(2.5) %	(1.8) %
Impact of growth in comparable sales of departments licensed to third parties (2)	0.8%	1.1%

Decrease in comparable sales on an owned plus licensed basis	(1.7) %	(0.7) %

(1)

Represents the period-to-period percentage change in net sales from stores open throughout the period presented and the same period in the prior year and all online sales of steinmart.com, excluding commissions from departments licensed to third parties.

(2)

Represents the impact of including the full sales amounts for departments licensed to third parties throughout the period presented and the same period in the prior year on the calculation of comparable sales. We license our shoe and vintage handbag departments to third parties and receive a commission from these third parties based on a percentage of their sales. In our financial statements prepared in conformity with GAAP, we include commissions (rather than sales of the departments licensed to third parties) in our net sales. We do not include the commission amounts from licensed department sales in our comparable sales calculation.

13 Weeks Ended May 4, 2019, Compared to the 13 Weeks Ended May 5, 2018 (tables presented in thousands):

Net Sales

	13 Weeks Ended May 4, 2019	13 Weeks Ended May 5, 2018	Decrease

Net sales	$314,157	$326,605	$(12,448)
Sales percent change:
Total net sales			(3.8)%
Comparable store sales on an owned plus licensed basis			(1.7)%

The 3.8 percent decrease in net sales reflects lower comparable store sales and fewer stores for the 13 weeks ended May 4, 2019, compared to the 13 weeks ended May 5, 2018. The 1.7 percent decrease in comparable stores sales on an owned plus licensed basis for the 13 weeks ended May 4, 2019, was primarily driven by a decrease in the number of transactions driven by lower store traffic. Comparable store sales reflect stores open throughout the period and prior fiscal year and include Ecommerce. Ecommerce sales were approximately 5.3 percent of net sales. Ecommerce sales increased 13.6 percent, including online orders shipped from our stores, and positively affected our total comparable store sales by 40 basis points for the 13 weeks ended May 4, 2019.

Other Revenue

	13 Weeks Ended May 4, 2019	13 Weeks Ended May 5, 2018	Increase

Other revenue	$5,225	$4,382	$843
Percentage of net sales	1.7%	1.3%	0.4%

The increase in other revenue is the result of higher penetration from our growing credit card program, which has increased royalty and bounty income.

Gross Profit

Gross profit is determined as follows:

	13 Weeks Ended May 4, 2019	13 Weeks Ended May 5, 2018	Decrease

Net sales	$314,157	$326,605	$(12,448)
Cost of merchandise sold	226,698	230,621	(3,923)

Gross profit	$87,459	$95,984	$(8,525)
Percentage of net sales	27.8%	29.4%	(1.6)%

The decrease in gross profit rate for the 13 weeks ended May 4, 2019 was primarily driven by a planned reduction from accelerated markdown cadence, the impact of the shift of the 12-hour sales event from the second to the first quarter of 2019 and slightly higher markdowns to clear fall merchandise.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended May 4, 2019	13 Weeks Ended May 5, 2018	Decrease

Selling, general and administrative expenses	$86,136	$90,509	$ (4,373)
Percentage of net sales	27.4%	27.7%	(0.3)%

The SG&A decrease for the 13 weeks ended May 4, 2019 was primarily the result of lower store-related expenses including the impact of closed stores.

Interest Expense, Net

	13 Weeks Ended May 4, 2019	13 Weeks Ended May 5, 2018	Increase

Interest expense, net	$2,526	$2,463	$63
Percentage of net sales	0.8%	0.8%	0.0%

Interest expense is flat for the 13 weeks ended May 4, 2019, compared to the 13 weeks ended May 5, 2018. While debt is lower during the 13 weeks ended May 4, 2019, interest expense is flat to last year because of a higher blended interest rate on debt this year.

Income Taxes

	13 Weeks Ended May 4, 2019	13 Weeks Ended May 5, 2018	Decrease

Income tax expense	$53	$60	$(7)
Effective tax rate	1.3%	0.8%	(0.5)%

The small amount of income tax for the 13 weeks ended May 4, 2019 reflects our estimated minimal taxable income for the year. The effective tax rate will be close to zero percent for all of 2019.

Liquidity and Capital Resources

Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors, our $240.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank and our $35.0 million Term Loan (as discussed below).

Revolving Credit Facility and Equipment Term Loan

On February 3, 2015, we entered into a $250.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank (“Wells Fargo”) with an original maturity of February 2020 (the “Revolving Credit Facility”) and a secured $25.0 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan”) with an original maturity of February 2018. Borrowings under the Revolving Credit Facility were initially used for a special dividend but are subsequently being used for working capital, capital expenditures and other general corporate purposes. During 2015, debt issuance costs of $0.4 million were associated with the Revolving Credit Facility and the Equipment Term Loan. Debt issuance costs associated with the Credit Agreement are being amortized over its term. We repaid the Equipment Term Loan in full on January 22, 2018, at which time the associated debt issuance costs were fully amortized.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants (including the requirement of a 1.0 to 1.0 consolidated Fixed Charge Coverage Ratio upon the occurrence and during the continuance of any Covenant Compliance Event, as defined in the Credit Agreement), and events of default for facilities of this type and is cross-collateralized and cross-defaulted. Collateral for the Revolving Credit Facility consists of substantially all of our personal property. Wells Fargo has a first lien on all collateral other than equipment.

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

The weighted average interest rate for the amount outstanding under the Credit Agreement was 4.12 percent as of May 4, 2019.

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

The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants including the retention of the existing minimum 1.0 to 1.0 consolidated fixed charge coverage ratio under the Credit Agreement, which limits borrowing availability if not met during periods where Revolving Excess Availability (as defined in the Term Loan Agreement) is less than the greater of $20.0 million or 10.0 percent of Combined Loan Cap (as defined in the Term Loan Agreement) for four consecutive business days, and events of default for a facility of this type. The Term Loan is secured by a second lien security interest (subordinate only to the liens securing the Credit Agreement) on all assets securing the Credit Agreement (which consist of substantially all of our personal property), except furniture, fixtures and equipment and intellectual property, upon which the Term Loan lenders have a first lien security interest.

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

The weighted average interest rate for the amount outstanding under the Term Loan was 10.84 percent as of May 4, 2019.

Promissory Note

We believe we can borrow, on a short-term basis and subject to the formal agreement of the lender, amounts up to the cash surrender value of the life insurance policies related to our executive deferred compensation plans to provide additional liquidity if needed. At May 4, 2019, the cash surrender value of our life insurance policies was $15.2 million.

On February 2, 2018, we executed a promissory note under which we borrowed approximately $13.7 million (the “Promissory Note”) from SunTrust Bank (the “Trustee”) in its capacity as the trustee under a trust agreement (the “Trust Agreement”) dated September 1, 1999. The trust established by the Trust Agreement (the “Trust”) holds certain life insurance policies related to our executive deferred compensation plans. The Trustee obtained loans from the insurance policies held in the Trust in an amount not less than the amount of the Promissory Note. The Promissory Note was a short-term obligation and the proceeds were used to pay down borrowings under the existing Credit Agreement which provided additional availability under that agreement.

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

On July 31, 2018, we executed a second promissory note from SunTrust Bank for $13.0 million, which carried a fixed interest rate of 3.58 percent per annum and an original maturity date of September 10, 2018. This note included the same terms as the Promissory Note executed on February 2, 2018. On September 10, 2018, we repaid the outstanding balance of the second promissory note.

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

Our cash outflows can be materially affected by changes in credit terms and availability from our vendors and their factors. During the first quarter of 2018, our vendors and factors constricted our credit terms and limits significantly. This was a reaction to our 2017 third-quarter results, as well as concern about the general retail environment at the time, which included multiple bankruptcies and restructurings by other retailers in the same business. This constriction caused us to make payments to our vendors and factors more quickly than in prior periods, thus increasing our debt levels during that period. The added availability from the Term Loan Agreement was a key part of our ability to fund the accelerated payments. We have non-disclosure agreements with the major factors, credit insurers and several of our largest vendors which allow us to communicate our operating results and cash flows to them on a regular basis. During 2018, we made periodic presentations to our key vendors and factors and we continue to communicate our operating results and cash flows to them. These steps have contributed to the positive movement in their credit arrangements with us, which has continued through the first quarter of 2019.

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

As of May 4, 2019, we had cash and cash equivalents of $21.9 million and $118.8 million in borrowings under our Credit Agreement and $35.0 million in borrowings under the Term Loan, for a total of $153.0 million in outstanding borrowings, net of $0.8 million in unamortized debt issuance costs. As of February 2, 2019, we had cash and cash equivalents of $9.0 million and $119.1 million in borrowings under our Credit Agreement and $35.0 million in borrowings under the Term Loan, for a total of $153.3 million in outstanding borrowings, net of $0.8 million in unamortized debt issuance costs. As of May 5, 2018, we had cash and cash equivalents of $16.2 million and $146.1 million in borrowings under our Credit Agreement, $50.0 million in borrowings under the Term Loan and $13.3 million in borrowings under the Promissory Note, for a total of $209.4 million in outstanding borrowings. The total amount available for borrowings and letters of credit under our Credit Agreement is the lesser of $240.0 million or 100 percent of eligible credit card receivables and the net recovery percentage value of inventories less reserves. On May 4, 2019, in addition to outstanding borrowings under the Credit Agreement and Term Loan, we had $7.9 million of outstanding letters of credit. Our Excess Availability (as defined in the Credit Agreement) was $102.0 million on May 4, 2019. As of May 4, 2019, we had $15.2 million available to borrow, on a short-term basis, which would be collateralized by life insurance policies.

Cash Flows

	13 Weeks Ended May 4, 2019	13 Weeks Ended May 5, 2018	Change

Cash provided by (used in):
Operating activities	$15,183	$(47,206)	$62,389
Investing activities	(1,679)	850	(2,529)
Financing activities	(620)	52,121	(52,741)

Net increase in cash and cash equivalents	$12,884	$5,765	$7,119

Net cash provided by operating activities was $15.2 million for the 13 weeks ended May 4, 2019, compared to net cash used in operating activities of $47.2 million for the 13 weeks ended May 5, 2018. The increase in cash provided by operating activities was primarily due to improved credit terms from vendors and factors since the first quarter of 2018. Our decreased inventory purchases over last year also affected operating cash flows.

Net cash used in investing activities was $1.7 million for the 13 weeks ended May 4, 2019, compared to net cash provided by investing activities of $0.9 million for the 13 weeks ended May 5, 2018. The change is primarily due to last year’s proceeds from cancelled corporate-owned life insurance policies.

Net cash used in financing activities was $0.6 million during the 13 weeks ended May 4, 2019, compared to cash provided by financing activities of $52.1 million during the 13 weeks ended May 5, 2018. During the 13 weeks ended May 4, 2019, we had net repayments of debt of $0.3 million. We paid accrued cash dividends on vested employee stock awards of less than $0.1 million and capital lease payments of $0.2 million. In addition, we repurchased 102,543 shares of common stock for $0.1 million. During the 13 weeks ended May 5, 2018, we had net proceeds of debt of $53.3 million, primarily due to our accelerated payments to vendors. We also paid debt issuance costs of $0.8 million, paid accrued cash dividends on vested employee stock awards of $0.1 million and capital lease payments of $0.2 million. In addition, we repurchased 45,103 shares of common stock for less than $0.1 million. See Note 5 “Shareholders’ Equity” of the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 2, 2019 and filed with the SEC on March 28, 2019. Except for the adoption of the lease accounting standard (Topic 842), we have made no significant changes in our critical accounting policies and estimates since February 2, 2019.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 4, 2019, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting other than the Company adopted ASC 842, Leases, on February 3, 2019, and implemented new controls and processes to meet the requirements of the standard.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the discussion of legal proceedings in Note 9 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended February 2, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding repurchases of our common stock during the quarter ended May 4, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1) (2)

February 3, 2019 – March 2, 2019	12,759	$1.14	-	366,889
March 3, 2019 – April 6, 2019	9,623	1.11	-	366,889
April 7, 2019 – May 4, 2019	80,161	0.97	-	366,889

Total	102,543	$1.00	-	366,889

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors.
(2)	On November 30, 2015, the Board of Directors announced that it had authorized the repurchase of 500,000 shares of our common stock in addition to amounts previously authorized.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent to the disclosure of our first quarter earnings release on May 22, 2019 and prior to the filing of this Quarterly Report on Form 10-Q, we recognized a cumulative effect adjustment totaling $2.1 million for transition impairments associated with previously impaired leased locations relating to the adoption of ASU 2016-02, Leases, which was recorded as a reduction to operating lease assets and an increase to retained deficit. Furthermore, we identified a financial statement misstatement related to previous impairment calculations, which resulted in an overstatement of property and equipment, net, and an understatement of retained deficit of $4.1 million and $3.9 million as of February 2, 2019 and May 5, 2018, respectively. The error also resulted in an understatement of selling, general and administrative expenses of $0.2 million and less than $0.1 million for the year ended February 2, 2019 and 13 weeks ended May 5, 2018, respectively. Additionally, we revised the classification between the current and noncurrent portions of operating lease liabilities by $4.0 million for the 13 weeks ended May 4, 2019 which reduced the current portion and increased the noncurrent portion by this amount. These adjustments are reflected in the financial results included in this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

10.1

Amendment No.  4 to Second Amended and Restated Credit Agreement, dated as of February  26, 2019, by and among Wells Fargo Bank, National Association, as administrative agent, the lenders party thereto, Stein Mart, Inc., Stein Mart Buying Corp. and Stein Mart Holding Corp., incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019

10.2

Third Amendment to Term Loan Credit Agreement, dated February 26, 2019, by and among Stein Mart, Inc., Stein Mart Buying Corp., the guarantors named therein, Gordon Brothers Finance Company and the other lenders named therein, incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019

10.3*	Gregory Kleffner Consulting Agreement, dated February 1, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 2) filed on April 24, 2019

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1+	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2+	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2019, formatted in XBRL (extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations (Unaudited), (iii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iv) the Condensed Consolidated Statements of Shareholders’ Equity (Unaudited), (v) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (vi) the Notes to Condensed Consolidated Financial Statements (Unaudited)

*	Management contract or compensatory plan or arrangements.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: June 18, 2019	By:	/s/ D. Hunt Hawkins
D. Hunt Hawkins
Chief Executive Officer

/s/ James B. Brown
James B. Brown
Executive Vice President and Chief Financial Officer