Form 10-Q
period 2019-08-03
STEIN MART INC
filed 2019-09-09
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

The number of shares outstanding of the Registrant’s common stock as of August 30, 2019, was 48,217,202.

Stein Mart, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Stein Mart, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	August 3, 2019	February 2, 2019	August 4, 2018
ASSETS
Current assets:
Cash and cash equivalents	$9,481	$9,049	$10,030
Inventories	238,433	255,884	240,813
Prepaid expenses and other current assets	30,817	28,326	34,215
Total current assets	278,731	293,259	285,058
Property and equipment, net of accumulated depreciation and amortization of $263,109, $251,793 and $243,500, respectively	110,344	119,740	134,930
Operating lease assets	362,244	-	-
Other assets	23,910	24,108	24,970
Total assets	$775,229	$437,107	$444,958
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,301	$89,646	$66,272
Current portion of debt	-	-	125,253
Current portion of operating lease liabilities	80,300	-	-
Accrued expenses and other current liabilities	75,861	77,650	73,741
Total current liabilities	243,462	167,296	265,266
Long-term debt, net of current portion	137,762	153,253	49,286
Deferred rent	-	39,708	40,814
Noncurrent operating lease liabilities	319,150	-	-
Other liabilities	31,138	33,897	36,881
Total liabilities	731,512	394,154	392,247
COMMITMENTS AND CONTINGENCIES (Note 9)
Shareholders’ equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized; 48,225,585, 47,874,286 and 47,937,786 shares issued and outstanding, respectively	482	479	479
Additional paid-in capital	61,208	60,172	57,888
Retained deficit	(18,194)	(17,951)	(5,419)
Accumulated other comprehensive income (loss)	221	253	(237)
Total shareholders’ equity	43,717	42,953	52,711
Total liabilities and shareholders’ equity	$775,229	$437,107	$444,958

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	13 Weeks Ended August 3, 2019	13 Weeks Ended August 4, 2018	26 Weeks Ended August 3, 2019	26 Weeks Ended August 4, 2018
Net sales	$292,369	$310,859	$606,526	$637,464
Other revenue	3,963	3,569	9,188	7,951
Total revenue	296,332	314,428	615,714	645,415
Cost of merchandise sold	217,703	231,519	444,401	462,140
Selling, general and administrative expenses	78,470	80,936	164,606	171,445
Operating income	159	1,973	6,707	11,830
Interest expense, net	2,192	2,865	4,718	5,328
(Loss) income before income taxes	(2,033)	(892)	1,989	6,502
Income tax expense	52	60	105	120
Net (loss) income	$(2,085)	$(952)	$1,884	$6,382
Net (loss) earnings per common share:
Basic	$(0.04)	$(0.02)	$0.04	$0.14
Diluted	$(0.04)	$(0.02)	$0.04	$0.14
Weighted-average shares outstanding:
Basic	47,406	46,669	47,258	46,639
Diluted	47,406	46,669	47,581	47,139

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	13 Weeks Ended August 3, 2019	13 Weeks Ended August 4, 2018	26 Weeks Ended August 3, 2019	26 Weeks Ended August 4, 2018
Net (loss) income	$(2,085)	$(952)	$1,884	$6,382
Other comprehensive income (loss), net of tax:
Amounts reclassified from accumulated other comprehensive income (loss)	(16)	5	(32)	9
Comprehensive (loss) income	$(2,101)	$(947)	$1,852	$6,391

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance on February 2, 2019	47,874	$479	$60,172	$(17,951)	$253	$42,953
Net income	-	-	-	3,969	-	3,969
Other comprehensive loss, net of tax	-	-	-	-	(16)	(16)
Reacquired shares, net	(87)	(1)	(102)	-	-	(103)
Issuance of restricted stock, net	278	3	(3)	-	-	-
Share-based compensation	-	-	730	-	-	730
Dividends, net of forfeitures	-	-	-	5	-	5
Adjustment for adoption of accounting standard	-	-	-	(2,133)	-	(2,133)
Balance on May 4, 2019	48,065	481	60,797	(16,110)	237	45,405
Net loss	-	-	-	(2,085)	-	(2,085)
Other comprehensive loss, net of tax	-	-	-	-	(16)	(16)
Common shares issued under employee stock purchase plan	147	1	106	-	-	107
Reacquired shares, net	(12)	-	(11)	-	-	(11)
Issuance of restricted stock, net	26	-	-	-	-	-
Share-based compensation	-	-	316	-	-	316
Dividends, net of forfeitures	-	-	-	1	-	1
Balance on August 3, 2019	48,226	$482	$61,208	$(18,194)	$221	$43,717

Balance on February 3, 2018	47,978	$480	$56,002	$(11,843)	$(246)	$44,393
Net income	-	-	-	7,334	-	7,334
Other comprehensive income, net of tax	-	-	-	-	4	4
Reacquired shares	(45)	(1)	(36)	-	-	(37)
Issuance of restricted stock, net	(23)	-	-	-	-	-
Share-based compensation	-	-	995	-	-	995
Dividends, net of forfeitures	-	-	-	8	-	8
Balance on May 5, 2018	47,910	479	56,961	(4,501)	(242)	52,697
Net loss	-	-	-	(952)	-	(952)
Other comprehensive income, net of tax	-	-	-	-	5	5
Common shares issued under employee stock purchase plan	92	1	89	-	-	90
Reacquired shares	(3)	-	(10)	-	-	(10)
Issuance of restricted stock, net	(61)	(1)	1	-	-	-
Share-based compensation	-	-	847	-	-	847
Dividends, net of forfeitures	-	-	-	34	-	34
Balance on August 4, 2018	47,938	$479	$57,888	$(5,419)	$(237)	$52,711

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	26 Weeks Ended	26 Weeks Ended
	August 3, 2019	August 4, 2018
Cash flows from operating activities:
Net income	$1,884	$6,382
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,123	15,824
Share-based compensation	1,046	1,842
Store closing benefits	(101)	(92)
Impairment of property and other assets	11	689
Loss on disposal of property and equipment	43	102
Changes in assets and liabilities:
Inventories	17,451	29,424
Prepaid expenses and other current assets	(3,290)	(7,595)
Other assets	(456)	(2,329)
Accounts payable	(2,400)	(53,528)
Accrued expenses and other current liabilities	(2,196)	(4,619)
Operating lease assets and liabilities, net	(3,092)	—
Other liabilities	(3,189)	(2,984)
Net cash provided by (used in) operating activities	19,834	(16,884)
Cash flows from investing activities:
Net acquisition of property and equipment	(3,458)	(4,082)
Proceeds from canceled corporate owned life insurance policies	-	2,514
Proceeds from insurance claims	82	296
Net cash used in investing activities	(3,376)	(1,272)
Cash flows from financing activities:
Proceeds from borrowings	185,288	781,051
Repayments of debt	(200,871)	(761,923)
Debt issuance costs	-	(896)
Cash dividends paid	(70)	(122)
Capital lease payments	(366)	(367)
Proceeds from exercise of stock options	107	90
Repurchase of common stock	(114)	(47)
Net cash (used in) provided by financing activities	(16,026)	17,786
Net increase (decrease) in cash and cash equivalents	432	(370)
Cash and cash equivalents at beginning of year	9,049	10,400
Cash and cash equivalents at end of period	$9,481	$10,030
Supplemental disclosures of cash flow information:
Income taxes paid (received)	$82	$(295)
Interest paid	4,559	4,976
Accruals and accounts payable for capital expenditures	569	854

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In our opinion, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair presentation have been included. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended February 2, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2019.

As used herein, the terms “we,” “our,” “us” and “Stein Mart” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. We adopted this ASU and the related amendments as of February 3, 2019.

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

Adoption of the new standard had a significant effect on our Consolidated Balance Sheets due to the addition of operating lease assets of $382.5 million and operating lease liabilities of $422.7 million, as of February 3, 2019. We also recognized a cumulative effect adjustment that increased retained deficit by $2.1 million for transition impairments related to previously impaired leased locations. The standard did not have a significant effect on our results of operations or cash flows. Consistent with the optional effective date transition method, the financial information in the Consolidated Balance Sheets prior to the adoption of this new lease accounting guidance has not been adjusted and is therefore not comparable to the current period presented.

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

Stein Mart, Inc.

Notes to Consolidated Financial Statements - Continued

2. Revision of Previously Issued Financial Statements

During the quarter ended May 4, 2019, we identified a financial statement misstatement related to previous impairment calculations, which resulted in an overstatement of property and equipment, net, and an understatement of retained deficit of $4.1 million and $3.7 million as of February 2, 2019 and August 4, 2018, respectively. The error also resulted in an understatement of selling, general and administrative expenses of $0.2 million and $0.2 million for the year ended February 2, 2019 and 26 weeks ended August 4, 2018, respectively. Based on an analysis of quantitative and qualitative factors, we determined that the error was not material to our prior interim and annual financial statements. To correct this error, we revised the accompanying Consolidated Balance Sheets as of February 2, 2019 and August 4, 2018 and the Statement of Operations for the 26 weeks ended August 4, 2018.

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

Our gift and merchandise return cards may not ultimately be redeemed either in full or partially. We account for this “breakage” of unused amounts as revenue in proportion to the pattern of rights exercised by the customer. Breakage revenue is recorded within other revenue in the Consolidated Statements of Operations. During the 13 weeks ended August 3, 2019 and August 4, 2018, we recognized $0.2 million and $0.3 million, respectively, of breakage revenue on unused gift and merchandise return cards. During the 26 weeks ended August 3, 2019 and August 4, 2018, we recognized $0.8 million and $0.9 million, respectively, of breakage revenue on unused gift and merchandise return cards.

Stein Mart Credit Cards

We offer co-branded and private label credit cards under the Stein Mart brand. These cards are issued by Synchrony Bank (“Synchrony”) in accordance with our Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement (the “Agreement”). Synchrony extends credit directly to card holders, provides all servicing for the credit card accounts and bears all risk of credit and fraud losses.

We receive royalty revenue from Synchrony based on card usage in our stores and at other retailers for the Stein Mart Mastercard. We also receive revenues for new accounts and gain share based on the profitability of the overall program. Credit card revenue is recorded within other revenue in the Consolidated Statements of Operations. These revenues are recorded as they are earned based on the occurrence of the various program activities and represent the majority of other revenue. Subsequent to quarter-end on August 21, 2019, we entered into an amendment to our Agreement with Synchrony whereby Synchrony waived its rights to require us to post cash reserves to cure our failure to satisfy one or more of the quarterly financial covenants specified in the Agreement for periods through October 31, 2020 (the “Exemption Period”). As consideration for Synchrony’s entry into this amendment, we agreed to reduce the amount of fees paid to us by Synchrony under the Agreement from September 1, 2019 through the end of the Exemption Period.

Card holders are eligible to participate in the credit card rewards program, which provides for reward certificates. We defer a portion of our revenue for loyalty points earned by customers and recognize the revenue as the certificates earned are used to purchase merchandise by our customers. This revenue is recorded within other revenue in the Consolidated Statements of Operations.

Stein Mart, Inc.

Notes to Consolidated Financial Statements - Continued

Certificates may not ultimately be redeemed either in full or partially. We account for this “breakage” of unused amounts as revenue in proportion to the pattern of rights exercised by the customer. Breakage revenue is recorded within other revenue in the Consolidated Statements of Operations. During the 13 weeks ended August 3, 2019 and August 4, 2018, we recognized $1.9 million and $0.9 million, respectively, of breakage revenue on unused credit card reward certificates and points. During the 26 weeks ended August 3, 2019 and August 4, 2018, we recognized $3.8 million and $2.4 million, respectively, of breakage revenue on unused credit card reward certificates and points.

Revenue

The following table sets forth our revenue by type of contract (in thousands):

	13 Weeks Ended August 3, 2019	13 Weeks Ended August 4, 2018	26 Weeks Ended August 3, 2019	26 Weeks Ended August 4, 2018
Store sales (1)	$273,025	$292,014	$566,314	$598,845
Ecommerce sales (1)	13,462	13,017	27,206	25,831
Licensee commissions (2)	5,882	5,828	13,006	12,788
Net sales	$292,369	$310,859	$606,526	$637,464
Credit card revenue (3)	1,791	2,221	4,355	4,489
Breakage revenue (4)	2,077	1,221	4,615	3,216
Other	95	127	218	246
Other revenue	3,963	3,569	9,188	7,951
Total revenue	$296,332	$314,428	$615,714	$645,415

(1)	Store and Ecommerce sales are net of any returns, discounts and percentage-off coupons.

(2)	Licensed department commissions are net of any returns.

(3)	Credit card revenue earned from Synchrony programs.

(4)	Breakage revenue earned on unused gift and merchandise return cards and unused certificates and loyalty reward points.

The following table sets forth the gross-up of the sales return reserve (in thousands):

	August 3, 2019	February 2, 2019	August 4, 2018
Reserve for sales returns	$(3,603)	$(3,469)	$(3,756)
Cost of inventory returns	1,994	1,984	1,976

The following table sets forth the contract liabilities and their relationship to revenue (in thousands):

	August 3, 2019	February 2, 2019	August 4, 2018
Deferred revenue contracts	$(10,217)	$(11,017)	$(11,817)
Gift card liability	(9,287)	(12,246)	(9,328)
Credit card reward liability	(5,615)	(5,583)	(5,034)
Liability for deferred revenue	$(25,119)	$(28,846)	$(26,179)

The following table sets forth a rollforward of the amounts included in contract liabilities for the periods presented (in thousands):

	26 Weeks Ended August 3, 2019	26 Weeks Ended August 4, 2018
Beginning balance	$28,846	$29,381
Current period gift cards sold and loyalty reward points earned	16,970	16,311
Net sales from redemptions (1)	(15,282)	(15,503)
Breakage and amortization (2)	(5,415)	(4,010)
Ending balance	$25,119	$26,179

(1)	$6.2 and $6.4 million in net sales from redemptions were included in the beginning balance of contract liabilities for the 26 weeks ended August 3, 2019 and August 4, 2018, respectively.

(2)	$3.0 million and $2.7 million in breakage and amortization were included in the beginning balance of contract liabilities for the 26 weeks ended August 3, 2019 and August 4, 2018, respectively.

Stein Mart, Inc.

Notes to Consolidated Financial Statements - Continued

4. Accrued Expenses and Other Current Liabilities

The following table sets forth the major components of accrued expenses and other current liabilities (in thousands):

	August 3, 2019	February 2, 2019	August 4, 2018
Property taxes	$16,534	$18,852	$14,950
Unredeemed gift and merchandise return cards	9,287	12,246	9,328
Compensation and employee benefits	7,240	9,271	8,613
Accrued vacation	4,266	4,365	7,632
Other	38,534	32,916	33,218
Accrued expenses and other current liabilities	$75,861	$77,650	$73,741

5. Shareholders’ Equity

Dividends

During the 26 weeks ended August 3, 2019 and August 4, 2018, there were no cash dividends declared.

Stock Repurchase Plan

During the 13 weeks ended August 3, 2019 and August 4, 2018, we repurchased 11,886 shares and 3,306 shares, respectively, of our common stock in the open market at a total cost of less than $0.1 million, respectively. During the 26 weeks ended August 3, 2019 and August 4, 2018, we repurchased 114,429 shares and 48,409 shares, respectively, of our common stock in the open market at a total cost of $0.1 million and less than $0.1 million, respectively. Stock repurchases on the open market, under a Board of Directors authorized plan, were for taxes due on the vesting of employee stock awards. As of August 3, 2019, there are 366,889 shares which can be repurchased pursuant to the Board of Directors’ current authorization.

6. Earnings (Loss) per Share

Basic earnings (loss) per share ("EPS”) is computed by dividing net income (loss) by the basic weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by also considering the impact of potential common stock equivalents on both net income (loss) and weighted-average number of common shares outstanding. We no longer compute EPS under the two-class method since we do not have any remaining participating securities containing non-forfeitable rights to dividends.

The following table sets forth a reconciliation of basic weighted-average number of common shares to diluted weighted-average number of common shares (in thousands):

	13 Weeks Ended August 3, 2019	13 Weeks Ended August 4, 2018	26 Weeks Ended August 3, 2019	26 Weeks Ended August 4, 2018
Basic weighted-average shares outstanding	47,406	46,669	47,258	46,639
Incremental shares from share-based compensation plans	-	-	323	500
Diluted weighted-average shares outstanding	47,406	46,669	47,581	47,139

Diluted weighted-average shares outstanding exclude approximately 2.4 million shares and 2.3 million shares during the 13 weeks ended August 3, 2019 and August 4, 2018, respectively, which are anti-dilutive for the periods presented. Diluted weighted-average shares outstanding exclude approximately 2.6 million shares and 3.0 million shares during the 26 weeks ended August 3, 2019 and August 4, 2018, respectively, which are anti-dilutive for the periods presented. These shares are comprised of a mix of stock options, performance awards and restricted stock units. Stock options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been anti-dilutive. Restricted stock units and performance shares excluded were shares that were anti-dilutive as calculated using the treasury stock method.

Stein Mart, Inc.

Notes to Consolidated Financial Statements - Continued

7. Debt

The following table sets forth our debt (in thousands):

	August 3, 2019	February 2, 2019	August 4, 2018
Revolving credit facility	$103,517	$119,100	$112,253
Term loan	35,000	35,000	50,000
Promissory note	-	-	13,000
Total debt	138,517	154,100	175,253
Current portion	-	-	(125,253)
Debt issuance costs	(755)	(847)	(714)
Long-term debt	$137,762	$153,253	$49,286

Revolving Credit Facility and Equipment Term Loan

On February 3, 2015, we entered into a $250.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank (“Wells Fargo”), with an original maturity of February 2020 (the “Revolving Credit Facility”) and a secured $25.0 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan”) with an original maturity of February 2018. Borrowings under the Revolving Credit Facility were initially used for a special dividend but are subsequently being used for working capital, capital expenditures and other general corporate purposes. During 2015, debt issuance costs of $0.4 million were associated with the Revolving Credit Facility and the Equipment Term Loan. Debt issuance costs associated with the Credit Agreement were being amortized over its term. We repaid the Equipment Term Loan in full on January 22, 2018, at which time the associated debt issuance costs were fully amortized.

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

On September 18, 2018, we entered into Amendment No. 3 (the “Third Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Third Credit Agreement Amendment provided for, among other things, the following: (1) the increase of Aggregate Tranche A Revolving Loan Commitments (as defined in the Second Credit Agreement Amendment) from $225.0 million to $240.0 million; (2) an extension of the maturity date of the Revolving Credit Facility to the earlier of (a) the maturity date of the Term Loan Agreement (as defined below) or (b) September 18, 2023; and (3) the elimination of Cash Dominion Event status and a change in Cash Dominion to be triggered only in the event of (a) the occurrence and continuance of any Event of Default or (b) Excess Availability of less than (A) 10.0% of the loan cap at any time or (B) 12.5% of the loan cap for three consecutive business days. During 2018, debt issuance costs of less than $0.1 million were associated with the Third Credit Agreement Amendment and are being amortized over its term. Debt issuance costs of $0.1 million remaining under the initial Credit Agreement are being amortized over the new term of the Third Credit Agreement Amendment. The elimination of cash dominion status changed the debt classification from a short-term to long-term obligation.

Stein Mart, Inc.

Notes to Consolidated Financial Statements - Continued

On February 26, 2019, we entered into Amendment No. 4 (the “Fourth Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Fourth Credit Agreement Amendment provided for, among other things, a modification to the definition of “Capital Expenditures” and “Permitted Indebtedness” as defined in the Fourth Credit Agreement Amendment.

The total amount available for borrowings under the Credit Agreement is the lesser of $240.0 million or 100 percent of eligible credit card receivables and the net recovery percentage of eligible inventories less reserves. On August 3, 2019, in addition to outstanding borrowings under the Credit Agreement, we had $8.0 million of outstanding letters of credit and our Excess Availability (as defined in the Credit Agreement) was $61.9 million.

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

The weighted average interest rate for the amount outstanding under the Credit Agreement was 3.87 percent as of August 3, 2019.

Term Loan

On March 14, 2018, we entered into a Term Loan Credit Agreement with Gordon Brothers Finance Company, as administrative agent (in such capacity, the “Term Loan Agent”), and Gordon Brothers Finance Company, LLC, as lender (the “Term Loan Agreement”). The Term Loan Agreement provided for a term loan in the amount of $50.0 million (the “Term Loan”). Debt issuance costs associated with the Term Loan were capitalized in the amount of $0.9 million and are being amortized over the term of the Term Loan. The net proceeds of $49.1 million from the Term Loan were used to permanently pay off the $25.0 million Tranche A-1 Revolving Loan (as defined in the Credit Agreement) and to pay down the Revolving Credit Facility. After utilizing proceeds from the Term Loan for repayment of amounts outstanding under the existing Tranche A-1 Revolving Loans, the Term Loan resulted in an increase in our Excess Availability of approximately $25.0 million under the Credit Agreement.

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

Stein Mart, Inc.

Notes to Consolidated Financial Statements - Continued

The Term Loan Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, which include the retention of the existing minimum 1.0 to 1.0 consolidated fixed charge coverage ratio under the Credit Agreement during periods where Revolving Excess Availability (as defined in the Term Loan Agreement) is less than the greater of $20.0 million or 10.0 percent of Combined Loan Cap (as defined in the Term Loan Agreement) for four consecutive business days or during the occurrence of an Event of Default (as defined in the Term Loan Agreement.

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

The weighted average interest rate for the amount outstanding under the Term Loan was 10.57 percent as of August 3, 2019.

Promissory Note

We believe we can borrow, on a short-term basis and subject to the formal agreement of the lender, amounts up to the cash surrender value of the life insurance policies related to our executive deferred compensation plans to provide additional liquidity if needed. At August 3, 2019, the cash surrender value of our life insurance policies was $15.5 million.

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

Stein Mart, Inc.

Notes to Consolidated Financial Statements - Continued

The following table sets forth the aggregate maturities of our long-term debt at August 3, 2019, for the following fiscal years (in thousands):

2020	$-
2021	-
2022	-
2023	138,517
2024	-
Thereafter	-
Total	$138,517

8. Leases

We lease all our retail store locations, support facilities and certain equipment under operating leases. Our store leases have varying terms and are generally for 10 years with options to extend the lease term for two or more 5-year periods. Annual store rent is generally comprised of a fixed minimum amount plus an insignificant contingent amount based on a percentage of sales in excess of specified levels. Most store leases also require additional payments covering real estate taxes, common area costs and insurance. Certain lease agreements contain rent holidays, and/or rent escalation clauses. Except for contingent rent, we recognize rent expense on a straight-line basis over the lease term. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when achievement of the specified sales that triggers the contingent rent is probable. Construction allowances and other such lease incentives are recorded on the Consolidated Balance Sheets and are amortized on a straight-line basis as a reduction of rent expense. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement or modification date in determining the present value of lease payments.

In addition to the operating lease assets presented on the Consolidated Balance Sheets, assets under finance leases of $3.0 million are included in property and equipment, net on the Consolidated Balance Sheets as of August 3, 2019. The remaining finance lease obligation is split between accrued expenses and other current liabilities for the short-term portion and other liabilities for the long-term portion on the Consolidated Balance Sheets.

The following table summarizes our classification of lease cost (in thousands):

		13 Weeks Ended	26 Weeks Ended
	Statement of Operations Location	August 3, 2019	August 3, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$24,149	$47,676
Finance lease cost:
Amortization of finance lease assets	Selling, general and administrative expenses	160	312
Interest on lease liabilities	Interest expense, net	17	33
Variable lease cost	Selling, general and administrative expenses	9,330	19,260
Net lease cost		$33,656	$67,281

(1)	Includes lease costs for short-term leases, which are immaterial.

Stein Mart, Inc.

Notes to Consolidated Financial Statements - Continued

As of August 3, 2019, the following table summarizes the maturity of the company’s lease liabilities (in thousands):

	Operating	Finance
	Leases	Leases	Total
Remainder of 2019	$50,047	$487	$50,534
2020	96,054	855	96,909
2021	85,561	282	85,843
2022	70,371	281	70,652
2023	55,309	151	55,460
After 2023	107,324	1	107,325
Total lease payments	464,666	2,057	466,723
Less: Interest	(65,216)	(182)	(65,398)
Present value of lease liabilities	$399,450	$1,875	$401,325

The following table summarizes our lease term and discount rate:

August 3, 2019
Weighted-average remaining lease term (years):
Operating leases	5.7 years
Finance leases	2.7 years
Weighted-average discount rate:
Operating leases	5.4%
Finance leases	6.4%

The following table summarizes the other information related to our lease liabilities (in thousands):

	13 Weeks Ended	26 Weeks Ended
	August 3, 2019	August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,480	$50,697
Operating cash flows from finance leases	17	33
Financing cash flows from finance leases	199	367

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

Stein Mart, Inc.

Notes to Consolidated Financial Statements - Continued

9. Commitments and Contingencies

We are involved in various routine legal proceedings incidental to the conduct of our business. While some of these matters could be material to our results of operations or cash flows for any period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our overall financial condition. During both the 13 and 26 weeks ended August 3, 2019 and August 4, 2018, we did not accrue for any actual or anticipated loss contingencies.

10. Income Taxes

The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate may fluctuate from quarter to quarter as a result of a variety of factors, including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items, and the mix of earnings. Our income tax expense for both the 13 and 26 weeks ended August 3, 2019, reflects our estimated taxable income for the year. The effective tax rate will be close to zero percent for all of 2019.

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

Financial Overview for the 13 and 26 weeks Ended August 3, 2019

●

Net sales were $292.4 million for the 13 weeks ended August 3, 2019, compared to $310.9 million for the 13 weeks ended August 4, 2018, and $606.5 million for the 26 weeks ended August 3, 2019, compared to $637.5 million for the 26 weeks ended August 4, 2018.

●

Comparable sales for the 13 weeks ended August 3, 2019, decreased 3.6 percent compared to the 13 weeks ended August 4, 2018, and for the 26 weeks ended August 3, 2019, decreased 2.6 percent compared to the 26 weeks ended August 4, 2018.

●	Net loss for the 13 weeks ended August 3, 2019 was $2.1 million, or $0.04 per share, compared to net loss of $1.0 million, or $0.02 per share, during the 13 weeks ended August 4, 2018.
●

Net income for the 26 weeks ended August 3, 2019 was $1.9 million, or $0.04 per diluted share, compared to net income of $6.4 million, or $0.14 per diluted share, during the 26 weeks ended August 4, 2018.

●	We had $138.5 million, $154.1 million and $175.3 million of direct borrowings from our credit facilities as of August 3, 2019, February 2, 2019, and August 4, 2018, respectively.

Stores

The following table sets forth the stores activity for the 13 and 26 weeks ended August 3, 2019 and August 4, 2018:

	13 Weeks Ended August 3, 2019	13 Weeks Ended August 4, 2018	26 Weeks Ended August 3, 2019	26 Weeks Ended August 4, 2018
Stores at beginning of period	283	289	287	293
Stores closed during the period	-	-	(4)	(4)
Stores at the end of period	283	289	283	289

Inventories

Inventory levels were $238.4 million as of August 3, 2019, compared to $255.9 million as of February 2, 2019 and $240.8 million as of August 4, 2018. Total inventories decreased due to fewer stores and lower average inventories per store at the end of the second quarter of 2019 versus 2018, partially offset by planned acceleration of receipts for categories that were trending, as well as amounts to support our recently launched Kids department.

Results of Operations

The following table sets forth each line item of our Consolidated Statements of Operations expressed as a percentage of net sales (1):

	13 Weeks Ended August 3, 2019	13 Weeks Ended August 4, 2018	26 Weeks Ended August 3, 2019	26 Weeks Ended August 4, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.4%	1.1%	1.5%	1.2%
Total revenue	101.4%	101.1%	101.5%	101.2%
Cost of merchandise sold	74.5%	74.5%	73.3%	72.5%
Selling, general and administrative expenses	26.8%	26.0%	27.1%	26.9%
Operating income	0.1%	0.6%	1.1%	1.8%
Interest expense, net	0.8%	0.9%	0.8%	0.8%
(Loss) income before income taxes	(0.7)%	(0.3)%	0.3%	1.0%
Income tax expense	0.0%	0.0%	0.0%	0.0%
Net (loss) income	(0.7)%	(0.3)%	0.3%	1.0%

(1)	Table may not foot due to rounding.

Stein Mart Credit Cards

Stein Mart has both co-branded MasterCard and Private Label Credit Cards available for our customers based on credit approvals in accordance with our Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement (the “Agreement”). These cards are issued by our business partner, Synchrony Bank (“Synchrony”), who bears all credit risk associated with the cards. Synchrony provides us certain direct financial benefits based on sales on the cards and other factors. Subsequent to quarter-end on August 21, 2019, we entered into an amendment to our Agreement with Synchrony whereby Synchrony waived its rights to require us to post cash reserves to cure our failure to satisfy one or more of the quarterly financial covenants specified in the Agreement for periods through October 31, 2020 (the “Exemption Period”). As consideration for Synchrony’s entry into this amendment, we agreed to reduce the amount of fees paid to us by Synchrony under the Agreement from September 1, 2019 through the end of the Exemption Period. We expect the average reduction in monthly fees receivable will be approximately $0.1 million. The Company has obtained waivers for its failure to satisfy these covenants in the past and would not have expected to satisfy these covenants for at least the next five fiscal quarters had they not been exempted.

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

	13 Weeks Ended August 3, 2019	13 Weeks Ended August 4, 2018	26 Weeks Ended August 3, 2019	26 Weeks Ended August 4, 2018
Decrease in comparable sales excluding sales from leased departments (1)	(4.4)%	(0.4)%	(3.4)%	(1.1)%
Effect of growth in comparable sales of leased departments (2)	0.8%	1.1%	0.8%	1.1%
Increase (decrease) in comparable sales including sales from leased departments	(3.6)%	0.7%	(2.6)%	0.0%

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

13 and 26 Weeks Ended August 3, 2019, Compared to the 13 and 26 Weeks Ended August 4, 2018 (tables presented in thousands):

Net Sales

	13 Weeks Ended	13 Weeks Ended		26 Weeks Ended	26 Weeks Ended
	August 3, 2019	August 4, 2018	Variance	August 3, 2019	August 4, 2018	Variance
Net sales	$292,369	$310,859	$(18,490)	$606,526	$637,464	$(30,938)
Sales percent change:
Total net sales			(5.9)%			(4.9)%
Comparable store sales including sales from leased departments			(3.6)%			(2.6)%

The 5.9 percent decrease in net sales reflects lower comparable store sales, including the shift of a 12-Hour Sale event from the second quarter to the first, and fewer stores for the 13 weeks ended August 3, 2019, compared to the 13 weeks ended August 4, 2018. The 3.6 percent decrease in comparable stores sales on an owned plus licensed basis for the 13 weeks ended August 3, 2019, was primarily driven by a decrease in the number of transactions driven by lower store traffic and lower units per transaction, somewhat offset by higher average unit retail dollars. Comparable store sales reflect stores open throughout the period and prior fiscal year and include Ecommerce. Ecommerce sales were approximately 6.1 percent of net sales. Ecommerce sales increased 7.2 percent, including online orders shipped from our stores, and positively affected our total comparable store sales by 40 basis points for the 13 weeks ended August 3, 2019. The 4.9 percent decrease in net sales reflects lower comparable store sales and fewer stores for the 26 weeks ended August 3, 2019, compared to the 26 weeks ended August 4, 2018. The 2.6 percent decrease in comparable stores sales on an owned plus licensed basis for the 26 weeks ended August 3, 2019, was primarily driven by a decrease in the number of transactions driven by lower store traffic. Ecommerce sales were approximately 5.8 percent of net sales. Ecommerce sales increased 10.6 percent, including online orders shipped from our stores, and positively affected our total comparable store sales by 40 basis points for the 26 weeks ended August 3, 2019.

Other Revenue

	13 Weeks Ended	13 Weeks Ended		26 Weeks Ended	26 Weeks Ended
	August 3, 2019	August 4, 2018	Variance	August 3, 2019	August 4, 2018	Variance
Other revenue	$3,963	$3,569	$394	$9,188	$7,951	$1,237
Percentage of net sales	1.4%	1.1%	0.3%	1.5%	1.2%	0.3%

The increase in other revenue for the 13 and 26 weeks ended August 3, 2019, is the result of higher penetration from our growing credit card program, which has increased royalty, breakage and bounty income, partially offset by higher accrual of customer loyalty points.

Gross Profit

Gross profit is determined as follows:

	13 Weeks Ended	13 Weeks Ended		26 Weeks Ended	26 Weeks Ended
	August 3, 2019	August 4, 2018	Variance	August 3, 2019	August 4, 2018	Variance
Net sales	$292,369	$310,859	$(18,490)	$606,526	$637,464	$(30,938)
Cost of merchandise sold	217,703	231,519	(13,816)	444,401	462,140	(17,739)
Gross profit	$74,666	$79,340	$(4,674)	$162,125	$175,324	$(13,199)
Percentage of net sales	25.5%	25.5%	0.0%	26.7%	27.5%	(0.8)%

The gross profit rate for the 13 weeks ended August 3, 2019 was flat compared to the 13 weeks ended August 4, 2018. The decrease in gross profit rate for the 26 weeks ended August 3, 2019 reflects higher markdowns as a percentage of sales, as well as the deleverage of occupancy costs on lower sales. Markdowns were higher as a percent of sales primarily due to a planned accelerated markdown cadence.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended	13 Weeks Ended		26 Weeks Ended	26 Weeks Ended
	August 3, 2019	August 4, 2018	Variance	August 3, 2019	August 4, 2018	Variance
Selling, general and administrative expenses	$78,470	$80,936	$(2,466)	$164,606	$171,445	$(6,839)
Percentage of net sales	26.8%	26.0%	0.8%	27.1%	26.9%	0.2%

The decrease in SG&A for the 13 and 26 weeks ended August 3, 2019, is primarily the result of lower store-related expenses, including the impact of closed stores.

Interest Expense, Net

	13 Weeks Ended	13 Weeks Ended		26 Weeks Ended	26 Weeks Ended
	August 3, 2019	August 4, 2018	Variance	August 3, 2019	August 4, 2018	Variance
Interest expense, net	$2,192	$2,865	$(673)	$4,718	$5,328	$(610)
Percentage of net sales	0.8%	0.9%	(0.2)%	0.8%	0.8%	0.0%

Interest expense decreased by $0.7 million and $0.6 million, respectively, for the 13 and 26 weeks ended August 3, 2019, compared to the 13 and 26 weeks ended August 4, 2018. The decrease in interest expense is primarily due to lower average debt amounts compared to last year.

Income Taxes

	13 Weeks Ended	13 Weeks Ended		26 Weeks Ended	26 Weeks Ended
	August 3, 2019	August 4, 2018	Variance	August 3, 2019	August 4, 2018	Variance
Income tax expense	$52	$60	$(8)	$105	$120	$(15)
Effective tax rate	(2.6)%	(6.7)%	4.1%	5.3%	1.8%	3.5%

The small amount of income tax for the 13 and 26 weeks ended August 3, 2019, reflects our estimated taxable income for the year.

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

Revolving Credit Facility and Equipment Term Loan

On February 3, 2015, we entered into a $250.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank (“Wells Fargo”) with an original maturity of February 2020 (the “Revolving Credit Facility”) and a secured $25.0 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan”) with an original maturity of February 2018. Borrowings under the Revolving Credit Facility were initially used for a special dividend but are subsequently being used for working capital, capital expenditures and other general corporate purposes. During 2015, debt issuance costs of $0.4 million were associated with the Revolving Credit Facility and the Equipment Term Loan. Debt issuance costs associated with the Credit Agreement were being amortized over its term. We repaid the Equipment Term Loan in full on January 22, 2018, at which time the associated debt issuance costs were fully amortized.

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

The weighted average interest rate for the amount outstanding under the Credit Agreement was 3.87 percent as of August 3, 2019.

Term Loan

On March 14, 2018, we entered into a Term Loan Credit Agreement with Gordon Brothers Finance Company, as administrative agent (in such capacity, the “Term Loan Agent”), and Gordon Brothers Finance Company, LLC, as lender (the “Term Loan Agreement”). The Term Loan Agreement provided for a term loan in the amount of $50.0 million (the “Term Loan”). Debt issuance costs associated with the Term Loan were capitalized in the amount of $0.9 million and is being amortized over the term of the Term Loan. The net proceeds of $49.1 million from the Term Loan were used to permanently pay off the $25.0 million Tranche A-1 Revolving Loan (as defined in the Credit Agreement) and to pay down the Revolving Credit Facility. After utilizing proceeds from the Term Loan for repayment of amounts outstanding under the existing Tranche A-1 Revolving Loans, the Term Loan resulted in an increase in our Excess Availability of approximately $25.0 million under the Credit Agreement.

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

The Term Loan Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, which include the retention of the existing minimum 1.0 to 1.0 consolidated fixed charge coverage ratio under the Credit Agreement during periods where Revolving Excess Availability (as defined in the Term Loan Agreement) is less than the greater of $20.0 million or 10.0 percent of Combined Loan Cap (as defined in the Term Loan Agreement) for four consecutive business days during the occurrence of an Event of Default (as defined in the Term Loan Agreement). The Term Loan is secured by a second lien security interest (subordinate only to the liens securing the Credit Agreement) on all assets securing the Credit Agreement (which consist of substantially all of our personal property), except furniture, fixtures and equipment and intellectual property, upon which the Term Loan lenders have a first lien security interest.

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

The weighted average interest rate for the amount outstanding under the Term Loan was 10.57 percent as of August 3, 2019.

Promissory Note

We believe we can borrow, on a short-term basis and subject to the formal agreement of the lender, amounts up to the cash surrender value of the life insurance policies related to our executive deferred compensation plans to provide additional liquidity if needed. At August 3, 2019, the cash surrender value of our life insurance policies was $15.5 million.

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

Our cash outflows can be materially affected by changes in credit terms and availability from our vendors and their factors. During the first quarter of 2018, our vendors and factors constricted our credit terms and limits significantly. This was a reaction to our 2017 third-quarter results, as well as concern about the general retail environment at the time, which included multiple bankruptcies and restructurings by other retailers in the same business. This constriction caused us to make payments to our vendors and factors more quickly than in prior periods, thus increasing our debt levels during that period. The added availability from the Term Loan Agreement was a key part of our ability to fund the accelerated payments. We have non-disclosure agreements with the major factors, credit insurers and several of our largest vendors that allow us to communicate our operating results and cash flows to them on a regular basis. During 2018, we made periodic presentations to our key vendors and factors and we continue to communicate our operating results and cash flows to them. These steps have contributed to the positive movement in their credit arrangements with us, which has continued through the second quarter of 2019.

Our working capital fluctuates with seasonal variations, which affect our borrowings and availability. Our availability is highest just after our strong seasonal spring and holiday selling seasons and is lowest just before those seasons as we build inventory levels. Working capital is also used to support capital investments for maintenance of our existing stores, system improvements and new store openings. We have reduced our capital investments to enhance our cash flows. These reduced levels of investment can be sustained for the foreseeable future as prior to this our store base and systems have been well maintained. Positive operating results and cash flows will help us preserve satisfactory credit terms and allow us to operate within the borrowing availability under our Credit Agreement and Term Loan Agreement.

Based on our current expectations regarding our operating results, we consider our resources adequate to satisfy our cash needs for at least the next 12 months.

As of August 3, 2019, we had cash and cash equivalents of $9.5 million and $103.5 million in borrowings under our Credit Agreement and $35.0 million in borrowings under the Term Loan, for a total of $137.8 million in outstanding borrowings, net of $0.8 million in unamortized debt issuance costs. As of February 2, 2019, we had cash and cash equivalents of $9.0 million and $119.1 million in borrowings under our Credit Agreement and $35.0 million in borrowings under the Term Loan, for a total of $153.3 million in outstanding borrowings, net of $0.8 million in unamortized debt issuance costs. As of August 4, 2018, we had cash and cash equivalents of $10.0 million and $112.3 million in borrowings under our Credit Agreement, $50.0 million in borrowings under the Term Loan and $13.0 million in borrowings under the Promissory Note, for a total of $174.5 million in outstanding borrowings, net of $0.7 million in unamortized debt issuance costs. The total amount available for borrowings and letters of credit under our Credit Agreement is the lesser of $240.0 million or 100 percent of eligible credit card receivables and the net recovery percentage value of inventories less reserves. On August 3, 2019, in addition to outstanding borrowings under the Credit Agreement and Term Loan, we had $8.0 million of outstanding letters of credit. Our Excess Availability (as defined in the Credit Agreement) was $61.9 million on August 3, 2019. As of August 3, 2019, we had $15.5 million available to borrow, on a short-term basis and subject to the formal agreement of the lender, which would be collateralized by life insurance policies.

Cash Flows

	26 Weeks Ended August 3, 2019	26 Weeks Ended August 4, 2018	Change
Cash provided by (used in):
Operating activities	$19,834	$(16,884)	$36,718
Investing activities	(3,376)	(1,272)	(2,104)
Financing activities	(16,026)	17,786	(33,812)
Net increase (decrease) in cash and cash equivalents	$432	$(370)	$802

Net cash provided by operating activities was $19.8 million for the 26 weeks ended August 3, 2019, compared to net cash used in operating activities of $16.9 million for the 26 weeks ended August 4, 2018. The increase in cash provided by operating activities was primarily due to improved credit terms from vendors and factors since the second quarter of 2018. Our decreased inventory purchases over last year also affected operating cash flows.

Net cash used in investing activities was $3.4 million for the 26 weeks ended August 3, 2019, compared to net cash used in investing activities of $1.3 million for the 26 weeks ended August 4, 2018. The change is primarily due to last year’s proceeds from cancelled corporate-owned life insurance policies.

Net cash used in financing activities was $16.0 million during the 26 weeks ended August 3, 2019, compared to cash provided by financing activities of $17.8 million during the 26 weeks ended August 4, 2018. During the 26 weeks ended August 3, 2019, we had net repayments of debt of $15.6 million. During the 26 weeks ended August 4, 2018, we had net proceeds of debt of $19.1 million, primarily used to pay vendors due to accelerated payment terms mostly in the first half. The increase in borrowings and repayments was a result of the cash dominion discussed above.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 “Basis of Presentation” of the Notes to Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 3, 2019, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the discussion of legal proceedings in Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

ITEM 1A. RISK FACTORS

Other than noted below, there have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended February 2, 2019.

We recently received a notice from Nasdaq advising us that we do not meet the continued listing standards of The Nasdaq Global Market. If we are unable to maintain a listing on a national securities exchange, it could negatively impact the price and liquidity of our common stock, which could impair the value of your investment.

Our common stock is currently listed on The Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other listing requirements. On July 8, 2019, the Nasdaq Listing Qualifications Department notified us that we did not meet the $1.00 minimum bid price for the last 30 consecutive business days as required by Rule 5450(a)(1). In accordance with Rule 5810(c)(3)(A), we have 180 calendar days, or until January 6, 2020, to regain compliance with the bid price requirement. If we are unable to comply with the bid price requirement during the applicable grace period, an additional 180 days may be granted to regain compliance if we (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Global Market (except for the bid price requirement) and (ii) provide written notice of our intention to cure the deficiency during the second 180-day compliance period.

Although no determination regarding our response has been made at this time, we intend to take any reasonable actions to resolve our noncompliance with the minimum bid price requirement as may be necessary. However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

The delisting of our common stock from The Nasdaq Global Market could adversely affect the market liquidity of our common stock and could result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, and fewer business development opportunities. Any such developments could impair the value of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding repurchases of our common stock during the quarter ended August 3, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1) (2)
May 5, 2019 – June 1, 2019	1,264	$0.92	-	366,889
June 2, 2019 – July 6, 2019	9,450	0.92	-	366,889
July 7, 2019 – August 3, 2019	1,172	0.73	-	366,889
Total	11,886	$0.90	-	366,889

(1)	Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors.
(2)	On November 30, 2015, the Board of Directors announced that it had authorized the repurchase of 500,000 shares of our common stock in addition to amounts previously authorized.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1+	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2+	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*	Management contract or compensatory plan or arrangements.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: September 9, 2019	By:	/s/ D. Hunt Hawkins
D. Hunt Hawkins
Chief Executive Officer

/s/ James B. Brown
James B. Brown
Executive Vice President and Chief Financial Officer