Form 10-Q
period 2019-11-02
STEIN MART INC
filed 2019-12-04
CIK 884940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019

or

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
Yes [  ] No [X]

The number of shares outstanding of the Registrant’s common stock as of November 29, 2019, was 48,174,038.

Stein Mart, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Stein Mart, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share and per share data)

	November 2, 2019	February 2, 2019	November 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$12,953	$9,049	$13,884
Inventories	307,124	255,884	305,010
Prepaid expenses and other current assets	23,368	28,326	35,638
Total current assets	343,445	293,259	354,532
Property and equipment, net of accumulated depreciation and amortization of $270,205, $251,793 and $249,705, respectively	108,781	119,740	129,683
Operating lease assets	361,168	-	-
Other assets	25,949	24,108	24,594
Total assets	$839,343	$437,107	$508,809
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,541	$89,646	$122,019
Current portion of operating lease liabilities	80,936	-	-
Accrued expenses and other current liabilities	80,223	77,650	82,043
Total current liabilities	287,700	167,296	204,062
Long-term debt	170,292	153,253	190,657
Deferred rent	-	39,708	40,558
Noncurrent operating lease liabilities	316,890	-	-
Other liabilities	32,554	33,897	35,982
Total liabilities	807,436	394,154	471,259
COMMITMENTS AND CONTINGENCIES (Note 9)
Shareholders’ equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized; 48,194,610, 47,874,286 and 47,898,068 shares issued and outstanding, respectively	482	479	479
Additional paid-in capital	61,504	60,172	59,009
Retained deficit	(30,283)	(17,951)	(21,706)
Accumulated other comprehensive income (loss)	204	253	(232)
Total shareholders’ equity	31,907	42,953	37,550
Total liabilities and shareholders’ equity	$839,343	$437,107	$508,809

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	13 Weeks Ended November 2, 2019	13 Weeks Ended November 3, 2018	39 Weeks Ended November 2, 2019	39 Weeks Ended November 3, 2018
Net sales	$276,132	$279,047	$882,658	$916,511
Other revenue	4,291	3,814	13,479	11,765
Total revenue	280,423	282,861	896,137	928,276
Cost of merchandise sold	206,721	209,286	651,122	671,426
Selling, general and administrative expenses	83,285	86,626	247,891	258,071
Operating loss	(9,583)	(13,051)	(2,876)	(1,221)
Interest expense, net	2,306	3,078	7,024	8,406
Loss before income taxes	(11,889)	(16,129)	(9,900)	(9,627)
Income tax expense	203	171	308	291
Net loss	$(12,092)	$(16,300)	$(10,208)	$(9,918)
Net loss per common share:
Basic and Diluted	$(0.25)	$(0.35)	$(0.22)	$(0.21)
Weighted-average shares outstanding:
Basic and Diluted	47,545	46,743	47,354	46,674

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	13 Weeks Ended November 2, 2019	13 Weeks Ended November 3, 2018	39 Weeks Ended November 2, 2019	39 Weeks Ended November 3, 2018
Net loss	$(12,092)	$(16,300)	$(10,208)	$(9,918)
Other comprehensive (loss) income, net of tax:
Amounts reclassified from accumulated other comprehensive loss	(17)	5	(49)	14
Comprehensive loss	$(12,109)	$(16,295)	$(10,257)	$(9,904)

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance on February 2, 2019	47,874	$479	$60,172	$(17,951)	$253	$42,953
Net income	-	-	-	3,969	-	3,969
Other comprehensive loss, net of tax	-	-	-	-	(16)	(16)
Reacquired shares, net	(87)	(1)	(102)	-	-	(103)
Issuance of restricted stock, net	278	3	(3)	-	-	-
Share-based compensation	-	-	730	-	-	730
Dividends, net of forfeitures	-	-	-	5	-	5
Adjustment for adoption of accounting standard	-	-	-	(2,133)	-	(2,133)
Balance on May 4, 2019	48,065	481	60,797	(16,110)	237	45,405
Net loss	-	-	-	(2,085)	-	(2,085)
Other comprehensive loss, net of tax	-	-	-	-	(16)	(16)
Common shares issued under employee stock purchase plan	147	1	106	-	-	107
Reacquired shares, net	(12)	-	(11)	-	-	(11)
Issuance of restricted stock, net	26	-	-	-	-	-
Share-based compensation	-	-	316	-	-	316
Dividends, net of forfeitures	-	-	-	1	-	1
Balance on August 3, 2019	48,226	482	61,208	(18,194)	221	43,717
Net loss	-	-	-	(12,092)	-	(12,092)
Other comprehensive loss, net of tax	-	-	-	-	(17)	(17)
Reacquired shares, net	(8)	-	(6)	-	-	(6)
Issuance of restricted stock, net	(23)	-	-	-	-	-
Share-based compensation	-	-	302	-	-	302
Dividends, net of forfeitures	-	-	-	3	-	3
Balance on November 2, 2019	48,195	$482	$61,504	$(30,283)	$204	$31,907

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Shareholders’ Equity, continued

(Unaudited)

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance on February 3, 2018	47,978	$480	$56,002	$(11,843)	$(246)	$44,393
Net income	-	-	-	7,334	-	7,334
Other comprehensive income, net of tax	-	-	-	-	4	4
Reacquired shares	(45)	(1)	(36)	-	-	(37)
Issuance of restricted stock, net	(23)	-	-	-	-	-
Share-based compensation	-	-	995	-	-	995
Dividends, net of forfeitures	-	-	-	8	-	8
Balance on May 5, 2018	47,910	479	56,961	(4,501)	(242)	52,697
Net loss	-	-	-	(952)	-	(952)
Other comprehensive income, net of tax	-	-	-	-	5	5
Common shares issued under employee stock purchase plan	92	1	89	-	-	90
Reacquired shares	(3)	-	(10)	-	-	(10)
Issuance of restricted stock, net	(61)	(1)	1	-	-	-
Share-based compensation	-	-	847	-	-	847
Dividends, net of forfeitures	-	-	-	34	-	34
Balance on August 4, 2018	47,938	479	57,888	(5,419)	(237)	52,711
Net loss	-	-	-	(16,300)	-	(16,300)
Other comprehensive income, net of tax	-	-	-	-	5	5
Reacquired shares	(4)	-	(10)	-	-	(10)
Issuance of restricted stock, net	(36)	-	-	-	-	-
Share-based compensation	-	-	1,131	-	-	1,131
Dividends, net of forfeitures	-	-	-	13	-	13
Balance on November 3, 2018	47,898	$479	$59,009	$(21,706)	$(232)	$37,550

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	39 Weeks Ended	39 Weeks Ended
	November 2, 2019	November 3, 2018
Cash flows from operating activities:
Net loss	$(10,208)	$(9,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,220	23,799
Share-based compensation	1,348	2,973
Store closing benefits	(31)	(180)
Impairment of property and other assets	11	693
Loss on disposal of property and equipment	44	137
Changes in assets and liabilities:
Inventories	(51,240)	(34,773)
Prepaid expenses and other current assets	4,159	(9,018)
Other assets	(5,348)	(1,882)
Accounts payable	36,976	2,559
Accrued expenses and other current liabilities	1,046	3,977
Operating lease assets and liabilities, net	(3,640)	-
Other liabilities	(4,197)	(3,928)
Net cash used in operating activities	(9,860)	(25,561)
Cash flows from investing activities:
Net acquisition of property and equipment	(5,145)	(7,379)
Proceeds from canceled corporate owned life insurance policies	2,900	2,514
Proceeds from insurance claims	82	296
Net cash used in investing activities	(2,163)	(4,569)
Cash flows from financing activities:
Proceeds from borrowings	305,032	1,033,415
Repayments of debt	(288,132)	(997,990)
Debt issuance costs	-	(1,146)
Cash dividends paid	(91)	(147)
Capital lease payments	(869)	(551)
Proceeds from exercise of stock options	107	90
Repurchase of common stock	(120)	(57)
Net cash provided by financing activities	15,927	33,614
Net increase in cash and cash equivalents	3,904	3,484
Cash and cash equivalents at beginning of year	9,049	10,400
Cash and cash equivalents at end of period	$12,953	$13,884
Supplemental disclosures of cash flow information:
Income taxes paid (received)	$117	$(332)
Interest paid	6,696	7,758
Accruals and accounts payable for capital expenditures	558	324

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

See Note 8 “Leases” for additional information.

Recent Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This update provides additional guidance to ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which was issued in April 2015. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This ASU is effective for annual reporting periods beginning on or after December 15, 2019, and interim periods within those annual periods with early adoption permitted in any interim period for which financial statements have not yet been issued. We do not believe that the adoption will have a material effect on our financial condition, results of operations or cash flows.

Stein Mart, Inc.

Notes to Consolidated Financial Statements - Continued

2. Revision of Previously Issued Financial Statements

During the quarter ended May 4, 2019, we identified a financial statement misstatement related to previous impairment calculations, which resulted in an overstatement of property and equipment, net, and an understatement of retained deficit of $4.1 million and $3.4 million as of February 2, 2019 and November 3, 2018, respectively. The error also resulted in an understatement of selling, general and administrative expenses of $0.2 million for the year ended February 2, 2019 and an overstatement of selling, general and administrative expenses of $0.3 million and $0.5 million for the 13 and 39 weeks ended November 3, 2018, respectively. Based on an analysis of quantitative and qualitative factors, we determined that the error was not material to our prior interim and annual financial statements. To correct this error, we revised the accompanying Consolidated Balance Sheets as of February 2, 2019 and November 3, 2018 and the Statement of Operations for the 13 and 39 weeks ended November 3, 2018.

3. Revenue Recognition

Revenue from sales of our merchandise is recognized at the time of sale net of any returns, discounts and percentage-off coupons. Our Ecommerce operation records revenue as online orders are fulfilled and provided to a carrier for delivery from vendor and/or our warehouses. Store sales include online orders that are fulfilled and shipped or picked up from our stores. Shipping and handling fees charged to customers are also included in total net sales with corresponding costs recorded as cost of goods sold as they are considered a fulfillment cost. Future merchandise returns are estimated based on historical experience. Sales tax collected from customers is not recognized as revenue and is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets until paid. Our shoe department and vintage luxury handbag department inventories are each owned by separate single suppliers under supply agreements. Our commissions from the sales in these areas are included in net sales on the Consolidated Statements of Operations.

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

Our gift and merchandise return cards may not ultimately be redeemed either in full or partially. We account for this “breakage” of unused amounts as revenue in proportion to the pattern of rights exercised by the customer. Breakage revenue is recorded within other revenue in the Consolidated Statements of Operations. During the 13 weeks ended November 2, 2019 and November 3, 2018, we recognized $0.2 million and $0.3 million, respectively, of breakage revenue on unused gift and merchandise return cards. During each of the 39 weeks ended November 2, 2019 and November 3, 2018, respectively, we recognized $1.1 million of breakage revenue on unused gift and merchandise return cards.

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

We receive royalty revenue from Synchrony based on card usage in our stores and at other retailers for the Stein Mart Mastercard. We also receive revenues for new accounts and gain share based on the profitability of the overall program. Credit card revenue is recorded within other revenue in the Consolidated Statements of Operations. These revenues are recorded as they are earned based on the occurrence of the various program activities and typically represent the majority of other revenue. On August 21, 2019, we entered into an amendment to our Agreement with Synchrony whereby Synchrony waived its rights to require us to post cash reserves to cure our failure to satisfy one or more of the quarterly financial covenants specified in the Agreement for periods through October 31, 2020 (the “Exemption Period”). As consideration for Synchrony’s entry into this amendment, we agreed to reduce the amount of fees paid to us by Synchrony under the Agreement from September 1, 2019 through the end of the Exemption Period.

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

Stein Mart, Inc.

Notes to Consolidated Financial Statements - Continued

Certificates may not ultimately be redeemed either in full or partially. We account for this “breakage” of unused amounts as revenue in proportion to the pattern of rights exercised by the customer. Breakage revenue is recorded within other revenue in the Consolidated Statements of Operations. During the 13 weeks ended November 2, 2019 and November 3, 2018, we recognized $1.6 million and $1.7 million, respectively, of breakage revenue on unused credit card reward certificates and points. During the 39 weeks ended November 2, 2019 and November 3, 2018, we recognized $5.4 million and $4.1 million, respectively, of breakage revenue on unused credit card reward certificates and points.

Revenue

The following table sets forth our revenue by type of contract (in thousands):

	13 Weeks Ended November 2, 2019	13 Weeks Ended November 3, 2018	39 Weeks Ended November 2, 2019	39 Weeks Ended November 3, 2018
Store sales (1)	$263,285	$261,058	$829,599	$859,903
Ecommerce sales (1)	7,158	11,897	34,364	37,728
Licensee commissions (2)	5,689	6,092	18,695	18,880
Net sales	276,132	279,047	882,658	916,511
Credit card revenue (3)	2,382	1,754	6,737	6,243
Breakage revenue (4)	1,816	1,930	6,431	5,146
Other	93	130	311	376
Other revenue	4,291	3,814	13,479	11,765
Total revenue	$280,423	$282,861	$896,137	$928,276

(1)

Store and Ecommerce sales are net of any returns, discounts and percentage-off coupons. During fiscal 2019, there has been a shift in online order fulfillment from vendor and/or our warehouses to our stores.

(2)	Licensed department commissions are net of any returns.

(3)	Credit card revenue earned from Synchrony programs.

(4)	Breakage revenue earned on unused gift and merchandise return cards and unused certificates and loyalty reward points.

The following table sets forth the gross-up of the sales return reserve (in thousands):

	November 2, 2019	February 2, 2019	November 3, 2018
Reserve for sales returns	$(4,432)	$(3,469)	$(4,888)
Cost of inventory returns	2,440	1,984	1,919

The following table sets forth the contract liabilities and their relationship to revenue (in thousands):

	November 2, 2019	February 2, 2019	November 3, 2018
Deferred revenue contracts	$(9,817)	$(11,017)	$(11,417)
Gift card liability	(8,718)	(12,246)	(8,774)
Credit card reward liability	(5,548)	(5,583)	(4,972)
Liability for deferred revenue	$(24,083)	$(28,846)	$(25,163)

The following table sets forth a rollforward of the amounts included in contract liabilities for the periods presented (in thousands):

	39 Weeks Ended November 2, 2019	39 Weeks Ended November 3, 2018
Beginning balance	$28,846	$29,381
Current period gift cards sold and loyalty reward points earned	23,697	23,287
Net sales from redemptions (1)	(20,829)	(21,164)
Breakage and amortization (2)	(7,631)	(6,341)
Ending balance	$24,083	$25,163

(1)	$7.3 million and $7.4 million in net sales from redemptions were included in the beginning balance of contract liabilities for the 39 weeks ended November 2, 2019 and November 3, 2018, respectively.

(2)	$3.4 million and $3.1 million in breakage and amortization were included in the beginning balance of contract liabilities for the 39 weeks ended November 2, 2019 and November 3, 2018, respectively.

Stein Mart, Inc.

Notes to Consolidated Financial Statements - Continued

4. Accrued Expenses and Other Current Liabilities

The following table sets forth the major components of accrued expenses and other current liabilities (in thousands):

	November 2, 2019	February 2, 2019	November 3, 2018
Property taxes	$19,291	$18,852	$18,424
Unredeemed gift and merchandise return cards	8,718	12,246	8,774
Compensation and employee benefits	7,476	9,271	8,649
Accrued vacation	4,217	4,365	7,632
Other	40,521	32,916	38,564
Accrued expenses and other current liabilities	$80,223	$77,650	$82,043

5. Shareholders’ Equity

Dividends

During the 39 weeks ended November 2, 2019 and November 3, 2018, there were no cash dividends declared.

Stock Repurchase Plan

During the 13 weeks ended November 2, 2019 and November 3, 2018, we repurchased 8,483 shares and 3,832 shares, respectively, of our common stock in the open market at a total cost of less than $0.1 million, respectively. During the 39 weeks ended November 2, 2019 and November 3, 2018, we repurchased 122,912 shares and 52,241 shares, respectively, of our common stock in the open market at a total cost of $0.1 million and less than $0.1 million, respectively. Stock repurchases during these periods were for taxes due on the vesting of employee stock awards. As of November 2, 2019, there are 366,889 shares that can be repurchased pursuant to the Board of Directors’ current authorization.

6. Earnings (Loss) per Share

Basic earnings (loss) per share ("EPS”) is computed by dividing net income (loss) by the basic weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by considering the impact of potential common stock equivalents on the weighted-average number of common shares outstanding. We no longer compute EPS under the two-class method since we do not have any remaining participating securities containing non-forfeitable rights to dividends.

For the 13 weeks ended November 2, 2019 and November 3, 2018, there were 0.3 million shares and 1.0 million shares, respectively, excluded from the diluted EPS calculation because the impact of their assumed exercise would be anti-dilutive due to net losses in those respective periods. For the 39 weeks ended November 2, 2019 and November 3, 2018, there were 0.3 million shares and 0.7 million shares, respectively, excluded from the diluted EPS calculation because the impact of their assumed exercise would be anti-dilutive due to net losses in those respective periods. These shares are comprised of a mix of performance awards, restricted stock awards, and restricted stock units.

Dilutive weighted average shares outstanding also excludes approximately 2.3 million potential common stock equivalents that were out-of-the-money during both the 13 weeks ended November 2, 2019 and November 3, 2018, respectively. Dilutive weighted average shares outstanding also excludes approximately 2.5 million and 2.7 million potential common stock equivalents that were out-of-the-money during the 39 weeks ended November 2, 2019 and November 3, 2018, respectively. These shares are comprised of a mix of stock options, restricted stock awards, and restricted stock units.

Stein Mart, Inc.

Notes to Consolidated Financial Statements - Continued

7. Debt

The following table sets forth our debt (in thousands):

	November 2, 2019	February 2, 2019	November 3, 2018
Revolving credit facility	$136,000	$119,100	$156,551
Term loan	35,000	35,000	35,000
Total debt	171,000	154,100	191,551
Debt issuance costs	(708)	(847)	(894)
Long-term debt (1)	$170,292	$153,253	$190,657

(1) As of the periods presented above, all debt is considered to be long-term.

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

The total amount available for borrowings under the Credit Agreement is the lesser of $240.0 million or 100 percent of eligible credit card receivables and the net recovery percentage of eligible inventories less reserves. On November 2, 2019, in addition to outstanding borrowings under the Credit Agreement, we had $7.9 million of outstanding letters of credit and our Excess Availability (as defined in the Credit Agreement) was $87.0 million.

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

The weighted average interest rate for the amount outstanding under the Credit Agreement was 3.44 percent as of November 2, 2019.

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

The weighted average interest rate for the amount outstanding under the Term Loan was 10.35 percent as of November 2, 2019.

Promissory Note

We believe we can borrow, on a short-term basis and subject to the formal agreement of the lender, amounts up to the cash surrender value of the life insurance policies related to our executive deferred compensation plans to provide additional liquidity if needed. At November 2, 2019, the cash surrender value of our life insurance policies was $12.6 million.

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

Stein Mart, Inc.

Notes to Consolidated Financial Statements - Continued

The following table sets forth the aggregate maturities of our long-term debt at November 2, 2019, for the following fiscal years (in thousands):

2020	$-
2021	-
2022	-
2023	171,000
2024	-
Thereafter	-
Total	$171,000

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

In addition to the operating lease assets presented on the Consolidated Balance Sheets, assets under finance leases of $6.9 million are included in property and equipment, net on the Consolidated Balance Sheets as of November 2, 2019. The remaining finance lease obligation is split between accrued expenses and other current liabilities for the short-term portion and other liabilities for the long-term portion on the Consolidated Balance Sheets.

The following table summarizes our classification of lease cost (in thousands):

		13 Weeks Ended	39 Weeks Ended
	Statement of Operations Location	November 2, 2019	November 2, 2019
Operating lease cost (1)	Selling, general and administrative expenses	$24,622	$72,298
Finance lease cost:
Amortization of finance lease assets	Selling, general and administrative expenses	301	613
Interest on lease liabilities	Interest expense, net	74	107
Variable lease cost	Selling, general and administrative expenses	9,468	28,728
Net lease cost		$34,465	$101,746

(1)	Includes lease costs for short-term leases, which are immaterial.

Stein Mart, Inc.

Notes to Consolidated Financial Statements - Continued

As of November 2, 2019, the following table summarizes the maturity of our lease liabilities (in thousands):

	Operating	Finance
	Leases	Leases	Total
Remainder of 2019	$24,706	$439	$25,145
2020	98,790	2,098	100,888
2021	89,318	1,525	90,843
2022	74,336	1,259	75,595
2023	59,421	489	59,910
After 2023	113,926	1	113,927
Total lease payments	460,497	5,811	466,308
Less: Interest	(62,671)	(581)	(63,252)
Present value of lease liabilities	$397,826	$5,230	$403,056

The following table summarizes our lease term and discount rate:

November 2, 2019
Weighted-average remaining lease term (years):
Operating leases	5.6
Finance leases	3.2
Weighted-average discount rate:
Operating leases	5.3%
Finance leases	7.0%

The following table summarizes the other information related to our lease liabilities (in thousands):

	13 Weeks Ended	39 Weeks Ended
	November 2, 2019	November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,156	$75,853
Operating cash flows from finance leases	74	107
Financing cash flows from finance leases	502	869

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

Stein Mart, Inc.

Notes to Consolidated Financial Statements - Continued

9. Commitments and Contingencies

We are involved in various routine legal proceedings incidental to the conduct of our business. While some of these matters could be material to our results of operations or cash flows for any period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our overall financial condition. During both the 13 and 39 weeks ended November 2, 2019 and November 3, 2018, we did not accrue for any actual or anticipated loss contingencies.

10. Income Taxes

The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Our effective income tax rate may fluctuate from quarter to quarter as a result of a variety of factors, including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items, and the mix of earnings. Our income tax expense for both the 13 and 39 weeks ended November 2, 2019, reflects our estimated taxable income for the year. The effective tax rate will be close to zero percent for all of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we,” “our,” “us” and “Stein Mart” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to certain risks, uncertainties or assumptions and may be affected by certain factors including, but not limited to, the matters discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2019 and in Part II of this Quarterly Report on Form 10-Q. Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate” and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on beliefs and assumptions of our management and on information currently available to such management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of performance.

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

Financial Overview for the 13 and 39 weeks Ended November 2, 2019

●

Net sales were $276.1 million for the 13 weeks ended November 2, 2019, compared to $279.0 million for the 13 weeks ended November 3, 2018, and $882.7 million for the 39 weeks ended November 2, 2019, compared to $916.5 million for the 39 weeks ended November 3, 2018.

●

Comparable sales for the 13 weeks ended November 2, 2019, decreased 0.1 percent compared to the 13 weeks ended November 2, 2018, and for the 39 weeks ended November 2, 2019, decreased 1.9 percent compared to the 39 weeks ended November 3, 2018.

●

Net loss for the 13 weeks ended November 2, 2019 was $12.1 million, or $0.25 per basic and diluted share, compared to net loss of $16.3 million, or $0.35 per basic and diluted share, during the 13 weeks ended November 3, 2018.

●

Net loss for the 39 weeks ended November 2, 2019 was $10.2 million, or $0.22 per basic and diluted share, compared to net loss of $9.9 million, or $0.21 per basic and diluted share, during the 39 weeks ended November 3, 2018.

●	We had $171.0 million, $154.1 million and $191.6 million of direct borrowings from our credit facilities as of November 2, 2019, February 2, 2019, and November 3, 2018, respectively.

Stores

The following table sets forth the stores activity for the 13 and 39 weeks ended November 2, 2019 and November 3, 2018:

	13 Weeks Ended November 2, 2019	13 Weeks Ended November 3, 2018	39 Weeks Ended November 2, 2019	39 Weeks Ended November 3, 2018
Stores at beginning of period	283	289	287	293
Stores opened during the period	-	2	-	2
Stores closed during the period	-	(3)	(4)	(7)
Stores at the end of period	283	288	283	288

Inventories

Inventory levels were $307.1 million as of November 2, 2019, compared to $255.9 million as of February 2, 2019 and $305.0 million as of November 3, 2018. Total inventories increased due to our recently launched Kids department, partially offset by fewer stores and slightly lower average inventories per store, excluding the Kids department, at the end of the third quarter of 2019 versus 2018.

Results of Operations

The following table sets forth each line item of our Consolidated Statements of Operations expressed as a percentage of net sales (1):

	13 Weeks Ended November 2, 2019	13 Weeks Ended November 3, 2018	39 Weeks Ended November 2, 2019	39 Weeks Ended November 3, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Other revenue	1.6%	1.4%	1.5%	1.3%
Total revenue	101.6%	101.4%	101.5%	101.3%
Cost of merchandise sold	74.9%	75.0%	73.8%	73.3%
Selling, general and administrative expenses	30.2%	31.0%	28.1%	28.2%
Operating loss	(3.5)%	(4.7)%	(0.3)%	(0.1)%
Interest expense, net	0.8%	1.1%	0.8%	0.9%
Loss before income taxes	(4.3)%	(5.8)%	(1.1)%	(1.1)%
Income tax expense	0.1%	0.1%	0.0%	0.0%
Net loss	(4.4)%	(5.8)%	(1.2)%	(1.1)%

(1)	Table may not foot due to rounding.

Stein Mart Credit Cards

Stein Mart has both co-branded MasterCard and Private Label Credit Cards available for our customers based on credit approvals in accordance with our Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement (the “Agreement”). These cards are issued by our business partner, Synchrony Bank (“Synchrony”), who bears all credit risk associated with the cards. Synchrony provides us certain direct financial benefits based on sales on the cards and other factors. On August 21, 2019, we entered into an amendment to our Agreement with Synchrony whereby Synchrony waived its rights to require us to post cash reserves to cure our failure to satisfy one or more of the quarterly financial covenants specified in the Agreement for periods through October 31, 2020 (the “Exemption Period”). As consideration for Synchrony’s entry into this amendment, we agreed to reduce the amount of fees paid to us by Synchrony under the Agreement from September 1, 2019 through the end of the Exemption Period. We expect the average reduction in monthly fees receivable will be approximately $0.1 million. We have obtained waivers for our failure to satisfy these covenants in the past and would not have expected to satisfy these covenants for at least the next four fiscal quarters had they not been exempted.

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

	13 Weeks Ended November 2, 2019	13 Weeks Ended November 3, 2018	39 Weeks Ended November 2, 2019	39 Weeks Ended November 3, 2018
Increase (decrease) in comparable sales excluding sales from leased departments (1)	0.2%	(0.2)%	(2.3)%	(0.8)%
Impact of comparable sales of leased departments (2)	(0.3)%	1.6%	0.4%	1.2%
(Decrease) increase in comparable sales including sales from leased departments	(0.1)%	1.4%	(1.9)%	0.4%

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

13 and 39 Weeks Ended November 2, 2019, Compared to the 13 and 39 Weeks Ended November 3, 2018 (tables presented in thousands):

Net Sales

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended
	November 2, 2019	November 3, 2018	Variance	November 2, 2019	November 3, 2018	Variance
Net sales	$276,132	$279,047	$(2,915)	$882,658	$916,511	$(33,853)
Sales percent change:
Total net sales			(1.0)%			(3.7)%
Comparable store sales including sales from leased departments			(0.1)%			(1.9)%

Net sales include customer purchases from our stores as well as online orders. Our Ecommerce operation fulfills online orders from vendor and/or our warehouses. Store sales include online orders that are fulfilled and shipped or picked up from our stores. All online sales, regardless of fulfillment channel are referred to as omni sales. The 1.0 percent decrease in net sales is driven by fewer operating stores during the 13 weeks ended November 2, 2019, compared to the 13 weeks ended November 3, 2018. Comparable sales, on an owned plus licensed basis for the 13 weeks ended November 2, 2019, were essentially flat at a 0.1 percent decrease. The improvement in our comparable sales from the first half of fiscal 2019 was primarily driven by incremental sales from our Kids department and higher omni sales. Additionally, the number of transactions were slightly lower and units per transaction were flat, somewhat offset by higher average unit retail dollars. The higher average unit retail dollars were driven by higher regular-priced selling, which more than offset lower clearance and promotional selling. Comparable store sales reflect stores open throughout the period and prior fiscal year and include omni sales. Omni sales were approximately 6.1 percent of net sales. Omni sales increased 17.8 percent, including online orders shipped from our stores, and positively affected our total comparable store sales by 90 basis points for the 13 weeks ended November 2, 2019.

The 3.7 percent decrease in net sales reflects lower comparable store sales and fewer stores for the 39 weeks ended November 2, 2019, compared to the 39 weeks ended November 3, 2018. The 1.9 percent decrease in comparable stores sales on an owned plus licensed basis for the 39 weeks ended November 2, 2019, was primarily driven by a decrease in the number of transactions, while units per transaction and average unit retail dollars were flat. Omni sales were approximately 5.9 percent of net sales. Omni sales increased 12.8 percent, including online orders shipped from our stores, and positively affected our total comparable store sales by 60 basis points for the 39 weeks ended November 2, 2019.

Other Revenue

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended
	November 2, 2019	November 3, 2018	Variance	November 2, 2019	November 3, 2018	Variance
Other revenue	$4,291	$3,814	$477	$13,479	$11,765	$1,714
Percentage of net sales	1.6%	1.4%	0.2%	1.5%	1.3%	0.2%

The increase in other revenue for the 13 and 39 weeks ended November 2, 2019, is the result of higher penetration from our growing credit card program, which has increased royalty, breakage and bounty income, partially offset by higher accrual of customer loyalty points.

Gross Profit

Gross profit is determined as follows:

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended
	November 2, 2019	November 3, 2018	Variance	November 2, 2019	November 3, 2018	Variance
Net sales	$276,132	$279,047	$(2,915)	$882,658	$916,511	$(33,853)
Cost of merchandise sold	206,721	209,286	(2,565)	651,122	671,426	(20,304)
Gross profit	$69,411	$69,761	$(350)	$231,536	$245,085	$(13,549)
Percentage of net sales	25.1%	25.0%	0.1%	26.2%	26.7%	(0.5)%

The gross profit rate for the 13 weeks ended November 2, 2019 was essentially flat compared to the 13 weeks ended November 3, 2018. The decrease in gross profit rate for the 39 weeks ended November 2, 2019 as compared to the 39 weeks ended November 3, 2018 reflects higher markdowns as a percentage of sales.

Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended
	November 2, 2019	November 3, 2018	Variance	November 2, 2019	November 3, 2018	Variance
Selling, general and administrative expenses	$83,285	$86,626	$(3,341)	$247,891	$258,071	$(10,180)
Percentage of net sales	30.2%	31.0%	(0.8)%	28.1%	28.2%	(0.1)%

SG&A for the 13 weeks ended November 2, 2019 included a $1.9 million benefit from a Visa/Mastercard claim settlement. SG&A for the 13 weeks ended November 3, 2018 included $1.1 million in advisory fees for the extension of our credit agreements and $0.7 million in hurricane-related expenses. Excluding these, SG&A for the 13 weeks ended November 2, 2019 would be slightly higher than the 13 weeks ended November 3, 2018, which is primarily driven by higher advertising expenses for planned additional branded television, and higher Ecommerce expenses to support this growing business. These increases were partially offset by lower store-related expenses, including the impact of closed stores. The decrease in SG&A for the 39 weeks ended November 2, 2019, excluding the discreet items above, is primarily the result of lower store-related expenses, including the impact of closed stores, and lower incentive-based compensation. These decreases were partially offset by higher advertising expenses for planned additional branded television, and higher Ecommerce expenses to support this growing business.

Interest Expense, Net

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended
	November 2, 2019	November 3, 2018	Variance	November 2, 2019	November 3, 2018	Variance
Interest expense, net	$2,306	$3,078	(772)	$7,024	$8,406	(1,382)
Percentage of net sales	0.8%	1.1%	(0.3)%	0.8%	0.9%	(0.1)%

Interest expense decreased by $0.8 million and $1.4 million, respectively, for the 13 and 39 weeks ended November 2, 2019, compared to the 13 and 39 weeks ended November 3, 2018. The decrease in interest expense is primarily due to lower average debt amounts compared to last year.

Income Taxes

	13 Weeks Ended	13 Weeks Ended		39 Weeks Ended	39 Weeks Ended
	November 2, 2019	November 3, 2018	Variance	November 2, 2019	November 3, 2018	Variance
Income tax expense	$203	$171	$32	$308	$291	$17
Effective tax rate	(1.7)%	(1.1)%	(0.6)%	(3.1)%	(3.0)%	(0.1)%

The small amount of income tax for the 13 and 39 weeks ended November 2, 2019, reflects our estimated taxable income for the year.

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

The weighted average interest rate for the amount outstanding under the Credit Agreement was 3.44 percent as of November 2, 2019.

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

The weighted average interest rate for the amount outstanding under the Term Loan was 10.35 percent as of November 2, 2019.

Promissory Note

We believe we can borrow, on a short-term basis and subject to the formal agreement of the lender, amounts up to the cash surrender value of the life insurance policies related to our executive deferred compensation plans to provide additional liquidity if needed. At November 2, 2019, the cash surrender value of our life insurance policies was $12.6 million.

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

Our cash outflows can be materially affected by changes in credit terms and availability from our vendors and their factors. During the first quarter of 2018, our vendors and factors constricted our credit terms and limits significantly. This was a reaction to our 2017 third-quarter results, as well as concern about the general retail environment at the time, which included multiple bankruptcies and restructurings by other retailers in the same business. This constriction caused us to make payments to our vendors and factors more quickly than in prior periods, thus increasing our debt levels during that period. The added availability from the Term Loan Agreement was a key part of our ability to fund the accelerated payments. We have non-disclosure agreements with the major factors, credit insurers and several of our largest vendors that allow us to communicate our operating results and cash flows to them on a regular basis. Since 2018, we made periodic presentations to our key vendors and factors and we continue to communicate our operating results and cash flows to them. These steps have contributed to the positive movement in their credit arrangements with us, which has continued through the third quarter of 2019.

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

As of November 2, 2019, we had cash and cash equivalents of $13.0 million and $136.0 million in borrowings under our Credit Agreement and $35.0 million in borrowings under the Term Loan, for a total of $170.3 million in outstanding borrowings, net of $0.7 million in unamortized debt issuance costs. As of February 2, 2019, we had cash and cash equivalents of $9.0 million and $119.1 million in borrowings under our Credit Agreement and $35.0 million in borrowings under the Term Loan, for a total of $153.3 million in outstanding borrowings, net of $0.8 million in unamortized debt issuance costs. As of November 3, 2018, we had cash and cash equivalents of $13.9 million and $156.6 million in borrowings under our Credit Agreement and $35.0 million in borrowings under the Term Loan, for a total of $190.7 million in outstanding borrowings, net of $0.9 million in unamortized debt issuance costs. The total amount available for borrowings and letters of credit under our Credit Agreement is the lesser of $240.0 million or 100 percent of eligible credit card receivables and the net recovery percentage value of inventories less reserves. On November 2, 2019, in addition to outstanding borrowings under the Credit Agreement and Term Loan, we had $7.9 million of outstanding letters of credit. Our Excess Availability (as defined in the Credit Agreement) was $87.0 million on November 2, 2019. As of November 2, 2019, we had $12.6 million available to borrow, on a short-term basis and subject to the formal agreement of the lender, which would be collateralized by life insurance policies.

Cash Flows

	39 Weeks Ended November 2, 2019	39 Weeks Ended November 3, 2018	Change
Cash (used in) provided by:
Operating activities	$(9,860)	$(25,561)	$15,701
Investing activities	(2,163)	(4,569)	2,406
Financing activities	15,927	33,614	(17,687)
Net increase in cash and cash equivalents	$3,904	$3,484	$420

Net cash used in operating activities was $9.9 million for the 39 weeks ended November 2, 2019, compared to net cash used in operating activities of $25.6 million for the 39 weeks ended November 3, 2018. The decrease in cash used in operating activities was primarily due to improved credit terms from vendors and factors since the second quarter of 2018. This is partially offset by increased inventory purchases over last year.

Net cash used in investing activities was $2.2 million for the 39 weeks ended November 2, 2019, compared to net cash used in investing activities of $4.6 million for the 39 weeks ended November 3, 2018. The change is primarily due to reduced capital acquisitions year over year.

Net cash provided by financing activities was $15.9 million during the 39 weeks ended November 2, 2019, compared to cash provided by financing activities of $33.6 million during the 39 weeks ended November 3, 2018. During the 39 weeks ended November 2, 2019, we had net proceeds from borrowings of $16.9 million compared to net proceeds from borrowings of $35.4 million during the 39 weeks ended November 3, 2018 which was primarily used to pay vendors due to accelerated payment terms mostly in the first quarter of last year. The decrease in borrowings and repayments was a result of the cash dominion discussed above.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of November 2, 2019, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have received a notice from Nasdaq advising us that we do not meet the continued listing standards of The Nasdaq Global Select Market. If we are unable to maintain a listing on a national securities exchange, it could negatively impact the price and liquidity of our common stock, which could impair the value of your investment.

Our common stock is currently listed on The Nasdaq Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other listing requirements. On July 8, 2019, the Nasdaq Listing Qualifications Department notified us that we did not meet the $1.00 minimum bid price for the last 30 consecutive business days as required by Rule 5450(a)(1). In accordance with Rule 5810(c)(3)(A), we have 180 calendar days, or until January 6, 2020, to regain compliance with the bid price requirement. If we are unable to comply with the bid price requirement during the applicable grace period, an additional 180 days may be granted to regain compliance if we (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Global Select Market (except for the bid price requirement) and (ii) provide written notice of our intention to cure the deficiency during the second 180-day compliance period.

We plan to submit an application to Nasdaq to transfer our listing from The Nasdaq Global Select Market to The Nasdaq Capital Market prior to January 6, 2020 and request the additional 180-day compliance period offered on that market. However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

The delisting of our common stock from The Nasdaq Global Select Market could adversely affect the market liquidity of our common stock and could result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, and fewer business development opportunities. Any such developments could impair the value of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding repurchases of our common stock during the quarter ended November 2, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1) (2)
August 4, 2019 - August 31, 2019	969	$0.74	-	366,889
September 1, 2019 - October 5, 2019	7,233	0.70	-	366,889
October 6, 2019 - November 2, 2019	281	0.82	-	366,889
Total	8,483	$0.71	-	366,889

(1)

Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors. All repurchases of our common stock during the quarter ended November 2, 2019 were for taxes due on the vesting of employee stock awards.

(2)	On November 30, 2015, the Board of Directors announced that it had authorized the repurchase of 500,000 shares of our common stock in addition to amounts previously authorized.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

10.1

Amendment to the Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement with Synchrony Bank, dated August 21, 2019, by and among the Company and Synchrony Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 23, 2019.*

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1+	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2+	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101

Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*

Certain portions of the exhibit have been omitted pursuant to Regulation S-K Item 601(b) because it is both (i) not material to investors and (ii) likely to cause competitive harm to the Company if publicly disclosed.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: December 4, 2019	By:	/s/ D. Hunt Hawkins
D. Hunt Hawkins
Chief Executive Officer

/s/ James B. Brown
James B. Brown
Executive Vice President and Chief Financial Officer