Form 10-K
period 2020-02-01
STEIN MART INC
filed 2020-06-15
CIK 884940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 1, 2020
Commission file number 0-20052

STEIN MART, INC.
(Name of issuer in its charter)

Florida	64-0466198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Riverplace Blvd. Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip Code)
(904) 346-1500
(Issuer’s telephone number, including area code)
Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SMRT	The Nasdaq Capital Market
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 3, 2019, was $22,730,942. For purposes of this response, executive officers and directors are deemed to be affiliates of the registrant and the holdings by non-affiliates were computed as 17,917,662 shares. On June 10, 2020, the Registrant had issued and outstanding an aggregate of 48,492,683 shares of its common stock.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for its 2020 Annual Meeting of Shareholders are incorporated by reference in Part III.

STEIN MART, INC.

This Annual Report on Form 10-K contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain factors, including but not limited to our ability to continue as a going concern, risks and uncertainties relating to the duration and severity of the COVID-19 pandemic, actions that may be taken by governmental authorities to contain the COVID-19 pandemic or treat its impact, the negative impacts of the COVID-19 pandemic on the global economy and foreign sourcing, the impact of the COVID-19 pandemic on the Company’s financial condition, liquidity and business operations, including the Company's ability to negotiate extended payment terms with suppliers and landlords, obtain suitable merchandise in a timely manner, secure additional financing or negotiate a strategic transaction, the specific factors discussed in Part I, Item 1A under “Risk Factors” and Item 3 under “Legal Proceedings,” in Part II, Item 5 under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and Part II, Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 under “Financial Statements and Supplementary Data.” Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate,” "intend," "may," "could," "predict" and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.
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

PART I
ITEM 1. BUSINESS
OVERVIEW
Headquartered in Jacksonville, Florida, Stein Mart, Inc. is a national specialty omnichannel off-price retailer offering designer and name-brand fashion apparel, home décor, accessories and shoes at everyday discount prices. Stein Mart provides real value that customers love every day both in stores and online. For more information, please visit www.steinmart.com. Begun in the early 1900s as a single store in Greenville, Mississippi, Stein Mart, Inc. was organized in Mississippi in 1968 before merging into a Florida corporation in 1992. Stein Mart, Inc. operated 283 stores in 30 states and an omnichannel Ecommerce retail selling site as of February 1, 2020. Subsequent to February 1, 2020, we closed two stores, resulting in 281 stores that we operate as of the date of this filing.
As used herein, the terms “we,” “our,” “us,” "the Company," and “Stein Mart” refer to Stein Mart, Inc., a Florida corporation, and its wholly-owned subsidiaries.
RECENT DEVELOPMENTS
Coronavirus (COVID-19) Pandemic and Ability to Continue as a Going Concern
In response to the coronavirus ("COVID-19") pandemic, on March 18, 2020, we temporarily closed all of our stores through March 31, 2020. On March 31, 2020, based on guidance from federal, state and local government and health authorities, and in the interest of the health and safety of our customers and associates, we extended the temporary closure of all stores beyond the previously announced March 31 date. We started reopening stores on April 23, 2020 as government jurisdictions have allowed, and as of the date of this filing, we have reopened substantially all of our 281 stores in limited capacity (through reduced hours and/or social distancing measures limiting the number of customers in our stores). We have implemented significant actions to mitigate the ongoing impact of the COVID-19 pandemic on our cash flows to protect our business and associates for the long-term. These actions include furloughing most store associates and a significant number of associates in our supply chain network and corporate offices. In addition, we have temporarily reduced the salaries of our executive management by 20 percent and associates not furloughed by a lower rate, and the Board of Directors has suspended its compensation. We have also been working with vendors and landlords to negotiate temporary terms and have utilized funds available under our Revolving Credit Facility and Third Promissory Note (see "Liquidity and Capital Resources" included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion).
As a result of the COVID-19 pandemic and subsequent temporary store closures, our revenues, liquidity, results of operations and cash flows, and our ability to pay vendors and landlords according to standard terms have been materially adversely impacted. Accordingly, our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months and our independent registered public accounting firm has included a “going concern” explanatory paragraph in their report on our financial statements as of and for the year ended February 1, 2020. Although having a going concern note in our financial statements is an Event of Default under our Credit Agreement and Term Loan Agreement, we have obtained waivers of such defaults as described in further detail in "Liquidity and Capital Resources" included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. We are actively negotiating with vendors and landlords regarding restructuring payment of unpaid accounts payable and rent, but there is no assurance those discussions will be successful. We are also actively exploring additional sources of financing to provide us with additional liquidity and other strategic alternatives, including a sale of the company. However, there is no assurance that such efforts will be successful.
As stores have reopened, the traffic at our stores has steadily increased, but has not yet recovered to pre-pandemic levels. Although omnichannel sales have remained strong, they have not compensated for the loss of in-store sales. Sales continue to recover as our stores reopen, but remain well below last year.

Merger Agreement
On January 31, 2020, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Stratosphere Holdco, LLC, a Delaware limited liability company (“Parent”), Stratosphere Merger Sub, Inc., a Florida corporation and indirect wholly-owned subsidiary of Parent (“Merger Sub”), and the Company, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the merger as a wholly owned subsidiary of Parent. Parent is an affiliate of Kingswood Capital Management, LLC ("Kingswood") and, at the closing of the transactions contemplated by the Merger Agreement, certain interests of Parent would have been owned by one or more investment funds managed by Kingswood and an entity managed by Jay Stein, the Chairman of the Company's Board. Under the Merger Agreement, stockholders of the Company would have received $0.90 in cash for each share of Company common stock. The Merger was unanimously approved by the Company's Board of Directors on January 30, 2020. The Merger was subject to the approval of the Company's stockholders. On April 16, 2020, the Merger was terminated by the mutual agreement among the parties thereto. See Note 14. "Merger Agreement" to the Consolidated Financial Statements for further information about the Merger Agreement.
KEY STRATEGIC OBJECTIVES
Our mission is to provide current season, first-quality fashion apparel, shoes, accessories and home décor merchandise at prices comparable to off-price retail chains in a convenient, attractive and easy-to-shop location. We believe our success and future growth will depend on the consistent execution of the following:
•Having a desirable, current season assortment of designer, brand-name, exclusive and proprietary fashion apparel, accessories and home décor merchandise,
•Sourcing a wide range of key brands and maintaining strong partnerships with the vendors representing those brands,
•Offering everyday low prices on fashion merchandise through buying methodologies and low-cost operations,
•Attracting repeat and new customers through marketing and advertising programs,
•Having an attractive store appearance, appealing merchandise presentation and on-demand customer service, like a specialty store,
•Maintaining current locations in regional, community and neighborhood shopping centers serving a more affluent customer, and
•Building and growing our omnichannel business.
TARGET CUSTOMER
Our target customer is a woman who is both style conscious and value seeking. She is typically married and college educated. She may be multi-cultural, works at least part-time in a professional position and has above-average household income.
MERCHANDISING, PURCHASING AND PRICING
Our fashion assortment is driven primarily by seasonal fashion trends and a focus on name brand and designer merchandise, complemented by a select program of private label and proprietary/exclusive merchandise. During 2019, approximately seven percent of our sales were from private label or proprietary/exclusive merchandise.

Our merchants purchase products from approximately 900 vendors. One of our vendors accounted for approximately seven percent of our total purchases during 2019. We buy a majority of our merchandise at the same time and from many of the same manufacturers as traditional department/specialty stores; however, we generally do not require the same level of front and back-end vendor concessions, such as advertising allowances, return privileges and markdown allowances, which are common and significant in the department store industry. As a result, we believe that our buyers can negotiate more favorable upfront pricing terms from our vendors. We also purchase merchandise opportunistically when we believe a combination of the product and the price makes it a compelling addition to our assortment. In both instances, we pass our savings on to our customers through everyday low pricing targeted to be competitive with off-price retail chains. Due to the COVID-19 pandemic, our merchandise vendors may have been negatively impacted by the financial difficulties of other retailers, thereby creating concerns about vendors' ability to provide us with payment terms or merchandise that is suitable to our brand.
Our shoe department and vintage luxury handbag inventory are exclusively supplied and owned by DSW, Inc. (“DSW”) and LXRandCo, Inc. (“LXR”), respectively. DSW’s and LXR’s buyers determine each season’s fashion footwear and handbag assortment, respectively. Our commissions from the sales of these licensed departments are included in net sales on our Consolidated Statements of Operations.
The following table sets forth the percentage of our sales by major merchandise category, including shoe department sales, for the fiscal years indicated:

	2019	2018
Women’s apparel	49%	48%
Men’s	18%	19%
Home	10%	10%
Accessories	9%	9%
Shoes	9%	9%
Other	5%	5%
Total	100%	100%
LOCATIONS AND STORE APPEARANCE
On February 1, 2020, we operated 283 stores in 30 states and an online retail selling site. Our stores are located in the Northeast, Midwest, Southeast, Texas and the Southwest. We are most fully concentrated in the Southeast and Texas where 182 of our stores are located. Most locations are in neighborhoods, community and regional shopping centers frequented by a more affluent customer. Our optimal co-tenants within these shopping centers cater to a similar target customer and include highly-frequented retail formats such as other apparel retailers, higher-end grocers and restaurants. All Stein Mart locations, including the corporate headquarters and distribution centers, are leased. On March 18, 2020, we temporarily closed all of our stores through March 31, 2020. On March 31, 2020, based on guidance from federal, state and local government and health authorities, and in the interest of the health and safety of our customers and associates, we extended the temporary closure of all stores beyond the previously announced March 31 date. We started reopening stores on April 23, 2020 as government jurisdictions have allowed, and as of the date of this filing, we have reopened substantially all of our 281 stores in limited capacity (through reduced hours and/or social distancing measures limiting the number of customers in our stores). In addition, as of June 10, 2020, we have negotiated amendments for approximately 220 of our properties and are in current negotiations with 41 of our landlords to amend our lease terms to defer a portion of the rent or other expenses due during the time period that our properties were closed and we are actively seeking to negotiate with our other landlords, although there is no assurance that we will be successful.
We selectively seek additional store locations that strengthen our portfolio in current as well as new markets. We utilize regional tenant representative brokers to help us identify potential sites for new or relocated stores. New and relocated store decisions are supported by independent sales forecasts, and are approved by a real estate committee made up of senior-level executives. We are not planning to open any new stores in fiscal 2020.

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
OMNICHANNEL CAPABILITIES
We sell merchandise offerings on our website at www.steinmart.com. We continually evolve our online content and capabilities to more fully integrate our online business with our stores to provide our customers with an enhanced omnichannel experience. Website offerings include many of the same products offered in our stores, as well as exclusive online products that have greatly expanded as a result of increased drop shipments from vendors. Website orders can be shipped from our dedicated warehouse, our stores, or, in some cases, directly from our vendors. Another option the website offers is our buy online, pick up in store service ("BOPIS"). In our stores, we have "endless aisle" mobile technology to assist customers in locating merchandise across the enterprise and then placing an online order. The website also provides information for customers regarding store locations, brands, products and selected sales promotion activity. Customers may also apply for our credit card, sign up to be SMart Rewards loyalty members, sign up for email notifications and purchase gift cards online. Omnichannel sales, defined as all online sales regardless of fulfillment channel, amounted to approximately 6.0 percent and 5.3 percent of our total sales in 2019 and 2018, respectively. Our Ecommerce software and warehouse distribution are managed by two third-party providers.
CUSTOMER SERVICE
Our stores offer many services typically found in better department or specialty stores, such as endless aisle mobile technology to locate product for customers and order it online, a SMart Rewards loyalty program, co-branded and private label credit card programs and electronic gift cards. Each store is staffed with a number of sales associates to provide on-demand customer service.
MARKETING
Our marketing efforts are focused on driving brand awareness, communicating our value proposition and driving traffic for periodic short-duration events. Our strategy is designed to energize our existing customers as well as acquire new customers. We engage in periodic market research, including customer surveys, to identify how best to reach each of these audiences and, in consultation with our outside advertising, media planning and direct-marketing agencies, we adjust our marketing plans accordingly.
To reach a broader audience, we continue to evolve our media mix to decrease newspaper, maintain direct mail, and increase digital and broadcast media, as increased branded television advertising drives brand awareness and customers to our online site. During 2019, we implemented a campaign management tool to execute automated marketing campaigns based on customer behavior. Utilizing point-of-sale and online browsing and spending information, we are creating targeted, personalized email and direct mail messaging focused on individuals' preferences.
LOYALTY PROGRAM
We evolved our customer loyalty program in October 2019 by combining our Credit Card and Preferred Customer programs into a single loyalty program called SMart Rewards. The enhanced program allows Stein Mart credit cardholders to earn 2 points for every $1 spent at Stein Mart, and Elite cardholders ($500 annual spend) earn 4 points for every $1 spent. All cardholders receive a $10 reward, called Stein Mart SMart Cash, for every 1,000 points earned.
We have both co-branded MasterCard and Private Label Credit Cards (together, “Stein Mart Credit Cards”) available for our customers based on credit approvals. All Stein Mart credit cardholders participate in our SMart Rewards loyalty program. While the primary purpose of offering our credit cards is to increase customer loyalty and drive sales, we also receive credit card revenue through our program agreement with our business partner, Synchrony Financial (“Synchrony”).

Our credit cards are issued by Synchrony in accordance with our Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement (the “Agreement”). Synchrony bears all credit risk associated with the cards and provides us certain direct financial benefits based on sales on the cards and other factors. On August 21, 2019, we entered into an amendment to our Agreement with Synchrony whereby Synchrony waived its rights to require us to post cash reserves to cure our failure to satisfy one or more of the quarterly financial covenants specified in the Agreement for periods through October 31, 2020 (the “Exemption Period”). As consideration for Synchrony’s entry into this amendment, we agreed to reduce the amount of fees paid to us by Synchrony under the Agreement from September 1, 2019 through the end of the Exemption Period.
COMPETITION
We operate in an intensely competitive retail industry. Our primary competitors for both our stores and online are department and specialty stores, as well as conventional off-price retail chains. From our customer’s perspective, we believe that we differentiate ourselves from department and specialty stores with our (i) lower initial pricing, (ii) convenient locations in shopping centers and (iii) assortments that are more selective than department stores and more varied than specialty stores. We also believe that we differentiate ourselves from typical off-price retail chains by offering (i) primarily current season first-quality merchandise carried by better department or specialty stores, (ii) a stronger merchandising “statement,” consistently offering more depth of color and size in individual stock-keeping units, (iii) merchandise presentation and customer service more comparable to upscale retailers, (iv) competitive price levels and (v) expanded omnichannel capabilities.
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
EMPLOYEES
As of February 1, 2020, our workforce consisted of approximately 9,000 employees (equivalent to approximately 5,000 40-hour employees). Each of our stores employs an average of 30 persons. The number of employees fluctuates during the year based on the selling season. We have no employees subject to collective bargaining agreements. In March 2020, we furloughed most store associates and a significant number of associates in our supply chain network and corporate offices due to the COVID-19 pandemic. As our offices and stores have reopened, most corporate employees have returned from furlough; however, a significant number of our store and supply chain employees remain on furlough. As of May 30, 2020, our workforce consisted of approximately 8,400 employees (equivalent to approximately 2,400 40-hour employees), with approximately 5,200 furloughed. We have reduced the number of corporate and store employees following the reopening of the stores as part of an overall effort to reduce expenses and improve profitability.
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

AVAILABLE INFORMATION
The United States Securities and Exchange Commission (the “SEC”) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Copies of our Annual Reports on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those filings are available, free of charge, on our investor relations website at http://ir.steinmart.com (click on “SEC Filings”). Also available free of charge on the investor relations website are the Charters for the Audit Committee, Compensation Committee and Corporate Governance Committee, as well as the Code of Conduct, Corporate Governance Guidelines, Bylaws and the Conflict Minerals Policy (click on “Charters & Documents”). Paper copies of these items are available free of charge upon written request to Stein Mart, Inc., 1200 Riverplace Boulevard, Jacksonville, FL 32207, Attention: Investor Relations.
ITEM 1A. RISK FACTORS
Our results of operations and financial condition can be adversely affected by numerous risks and uncertainties. In evaluating us, the risks and uncertainties described below and the matters described in “Forward-Looking Statements” should be considered carefully. Should any of these risks actually materialize, our business, financial condition, liquidity, ability to continue as a going concern and future prospects could be materially adversely affected.
The COVID-19 pandemic is having a material adverse effect on our business and liquidity.
The COVID-19 pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the material adverse effect of the pandemic on the economy, our supply chain partners, our employees and customers, customer sentiment in general, and our stores. In March 2020, we announced the temporary closure of all stores for an unknown period of time and significant actions taken to mitigate the ongoing impact of the COVID-19 pandemic on our cash flows to protect our business and associates for the long-term in response to the crisis. Such actions include targeted reductions in discretionary operating expenses such as advertising and payroll expenses, including furloughing a significant number of our employees and temporarily reducing the payroll of remaining employees, reducing capital expenditures, reducing merchandise receipts, and utilizing funds available under our Revolving Credit Facility and Third Promissory Note. Further, we have sought and are seeking extended payment terms with all vendors, including merchandise, expense and rent vendors. We are unable to predict when our sales will reach pre-pandemic levels or if additional periods of store closures will be needed or mandated. In addition, our merchandise vendors may have been negatively impacted by the financial difficulties of other retailers, thereby creating concerns about vendors' ability to provide us with payment terms or merchandise that is suitable to our brand. Continued impacts of the pandemic have materially adversely impacted our near-term and long-term revenues, earnings, liquidity and cash flows, and has required significant actions as mentioned above. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. Continued impacts of the pandemic have had a material adverse impact on our financial position, cash flows, liquidity and results of operations during fiscal year 2020 and raise substantial doubt about our ability to continue as a going concern over the next twelve months. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.
There is substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends would likely result in our inability to continue as a going concern.
As a result of the impact of the COVID-19 pandemic on our operations and liquidity as described above, our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months and our independent registered public accounting firm has included a “going concern” explanatory paragraph in their report on our financial statements as of and for the year ended February 1, 2020. Although disclosing that there is substantial doubt about our ability to continue as a going concern in our financial statements is considered to be an Event of Default under our Credit Agreement and Term Loan Agreement, we have obtained waivers of such defaults as described in further detail in "Liquidity and Capital Resources" included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

If our operating results fail to improve, we could violate additional debt covenants and our liquidity would be further adversely impacted and we would need to secure additional sources of funding. There is no assurance that we will be able to maintain our borrowing base availability under our Credit Agreement and/or Term Loan, raise additional capital to fund our operations, or that debt or equity financing will be available in sufficient amounts or on acceptable terms or at all. If our operating results fail to improve, then our financial condition and lack of liquidity would render us unable to continue as a going concern.
Our sales and operating results are affected by consumer sensitivity to economic conditions and world events.
The retail apparel business is dependent upon consumer spending and, as a fashion retailer, we rely on the expenditure of discretionary income for most, if not all, of our sales. Economic factors affecting consumer confidence and levels of consumer spending include levels of employment, the housing market, the stock market, prevailing interest rates, tax policies, personal bankruptcies, energy costs and availability and cost of credit. Consumer confidence is also affected by both domestic and international events. In addition, widespread health emergencies, such as the COVID-19 pandemic and civil unrest, could cause a loss of store traffic or otherwise cause consumers to cease making discretionary purchases or otherwise change consumer behaviors. Deterioration in the level of consumer spending could have a material adverse effect on our profitability and results of operations.
We face intense competition in the retail industry.
We face intense competition for customers from department stores, specialty stores, regional and national off-price retail chains and internet and mail-order retailers. Many of these competitors are larger and have significantly greater financial and marketing resources than we do. In addition, many department stores and other competitors have become more promotional and have reduced their price points. Certain department stores and certain of our vendors have opened outlet stores that offer merchandise at prices that are competitive with ours. If we fail to successfully compete, our profitability and results of operations could be adversely affected.
Many of our competitors have significant Ecommerce sales. While we maintain an internet site, our omnichannel sales comprised approximately 6.0 percent of our total sales in 2019. One of our strategic priorities is to further develop our omnichannel shopping experience for our customers through the integration of our store and Ecommerce shopping channels. These initiatives involve significant investments in IT systems and operational changes. In addition, our competitors are also investing in omnichannel initiatives, some of which may be more successful than our initiatives. If the implementation of our omnichannel initiatives is not successful, or we do not realize the return on our investments in these initiatives that we anticipate, our profitability and operating results could be adversely affected.
Unanticipated changes in fashion trends and changing consumer preferences may adversely affect our sales.
Our success depends in part on our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner. Although we attempt to stay abreast of the fashion tastes of our customers and provide merchandise that satisfies customer demand, fashion trends can change rapidly and we may not accurately anticipate shifts in fashion trends and adjust our merchandise mix to appeal to changing consumer tastes in a timely manner. If we misjudge the market for our products or are unsuccessful in responding to changes in fashion trends or in market demand, we could experience insufficient inventory levels and missed opportunities, or excess inventory levels and higher markdowns, either of which could have a material adverse effect on our financial condition and results of operations. We may also lose customers and market share to those of our competitors who are able to better anticipate, identify and respond to such fashion trends and market demands. Because our success depends on our brand image, our business could be materially adversely affected if new product offerings are not accepted by our customers to the same extent as past product offerings.

We are dependent on our key vendors and factors for credit to acquire merchandise.
Our business is dependent upon our ability to purchase merchandise at competitive terms through relationships with our vendors and their factors, as applicable. A significant change in vendor and factor support could limit our ability to acquire desired merchandise at competitive prices or payment terms. In addition, to the extent our vendors or factors are unable to operate or are otherwise negatively impacted by the COVID-19 pandemic, we may be unable to acquire the merchandise we desire. If we continue to experience declining operating performance or liquidity challenges, vendors and their factors may seek protection against non-payment, such as accelerated payment terms or letters of credit. In addition, our merchandise vendors may have been negatively impacted by the financial difficulties of other retailers, thereby creating concerns about vendors' ability to provide us with payment terms. These factors could have an adverse effect on our liquidity, profitability and results of operations.
Our ability to sustain profitable growth is subject to our successfully implementing strategic plans.
The success of our strategic plans is dependent on the skills, experience and efforts of our management and other associates and our success with third parties. The loss of key management personnel could also negatively affect the execution of our business strategy. Additional changes may be required if we are unable to successfully implement our plans or if we adopt new strategies for the future. There is no assurance that we will be able to successfully implement these strategic initiatives or that the implementation of changes will result in the benefits or costs savings at the levels that we anticipate or at all, which may result in an adverse effect on our profitability and results of operations.
Our advertising, marketing and promotional strategies may be ineffective.
Our profitability and results of operations may be materially affected by the effectiveness and efficiency of our marketing expenditures and our ability to select the right markets and media in which to advertise. In particular, we may not be successful in our efforts to create greater awareness of our stores and promotions, identify the most effective and efficient level of spending and specific media vehicle to use in each market or determine the appropriate creative message and media mix for our advertising, marketing and promotional expenditures. Our competitors’ marketing efforts may be more effective than ours. Our planned marketing expenditures may not result in increased revenues. Further, we may not effectively implement strategies with respect to rapidly evolving digital communication channels.
We may be unable to raise additional capital, if needed, or to raise capital on favorable terms.
If our existing cash, cash generated from operations, proceeds from our term loan, funds available under our revolving credit agreement and deferred payments to landlords and vendors were insufficient to fund our future operations, including capital expenditures, or repay debt when it becomes due, we may need to raise additional funds through public or private equity or debt financing. We may not be able to raise sufficient capital on favorable terms or on a timely basis, if at all. Failure to obtain capital on acceptable terms when required could have a material adverse effect on our business.
We may be unable to negotiate acceptable lease terms or concessions with current and potential landlords.
As of June 10, 2020, we have negotiated amendments for approximately 220 of our properties to amend our lease terms to defer a portion of the rent or other expenses due during the time period that our properties were closed due to the COVID-19 pandemic and we are actively negotiating with the majority of our other landlords. There is no assurance that we will be able to re-negotiate lease concessions or deferrals. There is also no assurance that we will be able to negotiate satisfactory terms on new or replacement stores, which could have an adverse effect on our profitability and results of operations.
Underperforming stores can result in charges and expenses.
If individual stores underperform to the point that their future estimated cash flows will not cover our un-depreciated fixed asset investment, we record an impairment charge. We also close certain underperforming stores, generally based on the lack of store profitability. Such closures subject us to costs, including lease termination payments and the write-down of leasehold improvements, equipment, furniture, fixtures and inventory. For early terminations, we may incur charges for asset write-downs and remain liable for future lease obligations, which could have an adverse effect on our profitability and results of operations.

Because of our focus on keeping our inventory at the forefront of fashion trends, extreme and/or unseasonable weather conditions could force us to have higher inventory markdowns or result in lost revenue.
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
Extreme weather can also disrupt our operations and result in store closures, loss of inventory and property damage. Certain regions of the country where our stores are located, such as California and the southeastern United States, experience extreme weather patterns such as hurricanes, tornadoes, wildfires and flooding. While we maintain insurance that allows us to recover some losses from extreme weather events, extreme weather may have a negative effect on our profitability and results of operations. Our business is seasonal with our highest sales occurring in the first and fourth quarters, which include the spring and holiday seasons. Our annual operating results depend significantly upon sales generated during these quarters, and any factor that negatively affects these selling seasons could have a material adverse effect on our results of operations for the entire year.
A lack of adequate sources of merchandise at acceptable prices may adversely affect our sales.
Our business is dependent to a significant degree upon our ability to purchase fashion and brand-name merchandise and to do so at acceptable wholesale prices. We continuously seek out buying opportunities and compete for these opportunities with other retailers. In the event of a further decrease in retail sales and the resulting pressure on manufacturers, the opportunities to purchase merchandise could become limited by the consolidation or demise of merchandise vendors. Our ability to obtain merchandise also depends on manufacturers’ ability to obtain vendor financing through banks and factoring companies, which may be negatively impacted as a result of the COVID-19 pandemic. To the extent they are unable to secure sufficient credit, they may not be able to sell to us at acceptable terms. Although we do not depend on any single vendor or group of vendors and believe we can successfully compete in seeking out new vendors, the loss of key vendors could make it difficult for us to acquire sufficient quantities and an appropriate mix of merchandise, and to do so at acceptable prices could have an adverse effect on our profitability and results of operations. In addition, many of our vendors have been negatively impacted as a result of the COVID-19 pandemic, which could cause a further strain on our ability to secure merchandise.
Increases in the price of merchandise could increase our costs, which could negatively affect our margins.
The raw materials used to manufacture our goods are subject to availability constraints and price volatility caused by high demand for fabrics, supply conditions, government regulations, trade restrictions, tariffs, sanctions and other unpredictable factors, including the COVID-19 pandemic. Our procurement of goods and services is subject to the effects of price increases, which we may or may not be able to pass through to our customers. Additionally, procurement of our merchandise is subject to increases in demand for, or the price of, raw materials, services and labor. All of these factors may affect our ability to access suitable merchandise on acceptable terms, are beyond our control and could have an adverse effect on our profitability and results of operations.

We are dependent on certain key personnel and our ability to attract and retain qualified employees and increases in the cost of employee compensation and benefits could affect our financial results and cash flows.
Our business is dependent on attracting and retaining quality employees. Many of our employees are in entry-level or part-time positions with historically high rates of turnover; at times, we must find seasonal talent in sufficient numbers. We also face challenges in recruiting and retaining talent in other areas, including management, merchandising and information technology for reasons such as talent availability in our geographic areas and otherwise. Our ability to meet our labor needs while controlling our labor costs, including hourly wages and costs of providing retirement, health and other employee benefits, and hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs, including health care legislation. Departures of key personnel could be viewed in a negative light by investors or analysts, which could cause a decline in the price of our common stock. We are also unsure of the impact on our employee base as a result of the recent furloughs and salary reductions due to the COVID-19 pandemic. In addition, the increased costs associated with hiring and training new employees could affect our results of operations.
If we experience any business interruptions or disruptions in the distribution process, our profitability could be materially affected.
We may not anticipate, respond adequately to or control all of the challenges of operating our distribution operations. In the event that orderly receipt and distribution of merchandise is disrupted by labor disputes at ports of entry, a health emergency such as the COVID-19 pandemic, civil unrest or other factors beyond our control, impeding the timeliness or fulfillment quality of the products being distributed, or any of our distribution centers becomes inaccessible, or is otherwise not fully usable, it would have a material adverse effect on our ability to distribute our products, which in turn would have a material adverse effect on our profitability and results of operations.
We are subject to risks associated with importing merchandise from other countries.
Much of the fashion and brand-name merchandise we acquire through vendors is sourced from various foreign countries. Political or financial instability, terrorism, trade restrictions, tariffs, currency exchange rates, raw material shortages, disruptions, strikes, work stoppages, health emergencies such as the COVID-19 pandemic and other factors beyond our control could affect the availability of our merchandise inventory. We cannot accurately predict the extent to which the current COVID-19 pandemic will have on our vendors. Current discussions regarding increases in tariffs or reductions in deductibility for merchandise sourced from foreign vendors could materially affect our inventory costs, and if we are unable to pass those increases on to our customers, the increases could have a material adverse effect on our sales, profitability, customer satisfaction and results of operations. Additionally, we require our vendors and the third parties from whom they source merchandise to comply with all applicable laws and regulations, and our own sourcing policies such as the use of labor practices that are considered ethical in the United States and not using fur in our merchandise. We do not have the ability to control our vendors, their manufacturers or their employment and business practices. The failure of our vendors and their suppliers to comply with applicable laws and our policies could affect the availability and price of merchandise, damage our reputation or otherwise have a material adverse effect on our profitability and results of operations.
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
We are continually involved in various unresolved legal proceedings that arise in the ordinary course of business involving matters such as pricing and wage and hour matters. Regardless of the merit of particular claims, litigation may be expensive, time-consuming and disruptive to our operations and distracting to management. In recognition of these considerations, we may enter into arrangements to settle litigation. We do not believe that the ultimate resolution of currently pending legal proceedings or claims, either individually or in the aggregate will have a material adverse effect on our overall financial condition. However, litigation is inherently uncertain and it is possible that an unfavorable outcome could result and that some of these matters could be material to our profitability and results of operations for any particular period.
We are subject to data security risks, which could have an adverse effect on our results of operations and consumer confidence in our security measures.
Our business and that of our third-party service providers employ systems and websites that allow us to process credit card transactions containing personally identifiable information (“PII”), perform online Ecommerce and social media activities and store and transmit proprietary or confidential customer, employee, job applicant and other personal confidential information. Security and/or privacy breaches, acts of vandalism or terror, computer viruses, misplaced or lost data, programming, and/or human error or other similar events expose us to a risk of loss or misuse of this information, litigation and potential liability.
We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks or intrusions. We rely heavily on outside suppliers and service providers for our Ecommerce and online credit card transactions, and this reliance exposes us to breaches through cyber-attacks on third-party systems we utilize for our business. Attacks may be targeted at us, our customers, our third-party service providers, our vendors, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur significant and additional costs, including, but not limited to the costs to deploy additional personnel and protection technologies, train employees, engage third-party experts and consultants and comply with various applicable laws or industry standards regarding use and/or unauthorized disclosure of PII. As part of our normal operations, we maintain and transmit confidential information about our customers as well as proprietary information relating to our business operations. We also have obtained insurance coverage for cyber-security breaches to assist in covering costs incurred in the event of a significant breach. While we have implemented measures reasonably designed to prevent security breaches and cyber incidents, our systems or our third-party service providers’ systems are subject to privacy and security incidents, including attacks by unauthorized users, corruption by computer viruses or other malicious software code, emerging cybersecurity risks, inadvertent or intentional release of confidential or proprietary information, or other similar events. A significant data security incident would cause us to incur significant reputational harm and remediation costs, including liability for stolen customer, job applicant or employee information, repairing system damage or providing credit monitoring and/or other benefits to affected customers, job applicants or employees. Advances in computer capabilities, new technological discoveries or other developments may result in the breach or compromise of technology used by us to protect transaction or other data. In addition, data and security breaches can also occur as a result of non-technical issues, including a breach of us or of our third-party service providers that result in the unauthorized release of personal or confidential information. The legal and regulatory environment regarding PII, data security and privacy is increasingly complex at both the federal and state level, with heightened public awareness and scrutiny. Compliance with new data protection requirements may cause us to incur substantial costs, limit our ability to obtain and utilize PII of our customers in our business and expose us to litigation and regulatory risks, each of which could have a material adverse effect on our profitability and results of operations.
We rely on a single supplier of shoes sold by our shoe department and disruptions with that supplier could materially affect our reputation, operations and financial results.
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

Reductions in income and cash flow from our credit card arrangement related to our private label and co-branded credit cards could adversely affect our operating results and cash flows and our inability to meet financial covenants with our third-party provider could adversely affect our liquidity and cash flows.
Our co-branded and private label credit cards under the Stein Mart brand are issued by a third party, Synchrony Bank (“Synchrony”). Synchrony extends credit directly to card holders, provides all servicing for the credit card accounts and bears all risk of credit and fraud losses. Our agreement with Synchrony provides for certain payments to be made by Synchrony to us, including a share of revenues from the performance of the credit card portfolios. The income and cash flow we received from Synchrony is dependent upon a number of factors, including the level of sales on private label and co-branded accounts, the percentage of sales on private label and co-branded accounts relative to the Company’s total sales, the level of balances carried on the accounts, payment rates on the accounts, finance charge rates and other fees on the accounts, the level of credit losses for the accounts, Synchrony’s ability to extend credit to our customers as well as the cost of customer rewards programs. All of these factors can vary based on changes in federal and state credit card, banking and consumer protection laws, which could also materially limit the availability of credit to consumers or increase the cost of credit to our cardholders. Due to these factors, the income and cash flows we receive from our credit card program with Synchrony could decrease significantly, and our results of operations and cash flows could be materially impacted. Additionally, we are subject to certain financial covenants as part of our agreement with Synchrony and if we fail to satisfy such covenants, we could be subject to a reserve, which could have an adverse effect on our liquidity and cash flows.
We utilize the services of two third-party service providers to operate and maintain our Ecommerce website and to provide order management, customer service and fulfillment support. Disruptions with these providers or in the services they provide to us could adversely affect our reputation, operations and financial results.
We have contracted with a third-party service provider to operate and host our Ecommerce website. We have contracted with a second third-party service provider to provide order management, customer service, payment, fraud and fulfillment services. We rely on the operational, privacy and security procedures and controls of these two providers to host and operate our Ecommerce business. Failure of either of these providers to adequately service these aspects of our Ecommerce business could result in prolonged disruption, which affects our customers’ ability to utilize our website or receive the product in a timely manner. As a result, we may lose customer sales and/or experience increased costs, which could affect our reputation, operations and financial results. In addition, the Ecommerce operations also involve other risks, which could influence our results of operations including but not limited to diversion of sales from our physical stores, liability for online content, credit card fraud and risks related to the failure of the computer systems that operate the website and related support systems, any of which could have a material adverse effect on our profitability and results of operations.
Acts or threats of terrorism, health crisis, violence or unfavorable or uncertain political conditions could harm our business.
Acts of terrorism or war, health crisis, political or civil unrest and uncertainty, pandemics, and other catastrophes may disrupt commerce and undermine consumer confidence, which could negatively affect our sales by causing consumer spending to decline. Also, an act of terrorism or war, or the threat thereof, political or civil unrest or uncertainty, pandemics (such as the COVID-19 pandemic) and other catastrophes, could negatively affect our business by interfering with our ability to obtain suitable merchandise from vendors. Inability to obtain suitable merchandise from our vendors or substitute suppliers at similar costs in a timely manner could have a material adverse effect on our profitability and results of operations.
Failure to comply with legal and regulatory requirements may adversely affect our business and results of operations.
Our business is subject to many legal and regulatory requirements, including, among others, employment, trade, healthcare, tax, data protection, securities and privacy laws and regulations. Our policies, procedures and internal controls are designed to help us comply with all applicable laws. Additional legal or regulatory requirements or more stringent interpretations of applicable requirements could increase the complexity of the regulatory environment in which we operate and the cost of compliance. Failure to comply with the various laws and regulations, as well as changes in laws and regulations could have an adverse effect on our reputation, profitability and results of operations.

We have received a notice from Nasdaq advising us that we do not meet the continued listing standards of The Nasdaq Global Select Market. If we are unable to maintain a listing on a national securities exchange, it could negatively impact the price and liquidity of our common stock, which could impair the value of your investment.
Our common stock was listed on the Nasdaq Global Select Market prior to January 8, 2020. In order to maintain that listing, we were required to satisfy minimum financial and other listing requirements. On July 8, 2019, the Nasdaq Listing Qualifications Department notified us that we did not meet the $1.00 minimum bid price for the last 30 consecutive business days as required by Rule 5450(a)(1) (the "Minimum Bid Price Requirement"). In accordance with Rule 5810(c)(3)(A), we had 180 calendar days, or until January 6, 2020, to regain compliance with the bid price requirement. We were unable to comply with the bid price requirement during the applicable grace period, and on December 20, 2019, the Company filed an application to transfer the listing of its common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market and request the additional 180-day compliance period offered on that market.
On January 7, 2020, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market approving the transfer of the listing of the Company's common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market. Accordingly, the Company was granted an additional 180-day grace period, or until July 6, 2020, to regain compliance with the Minimum Bid Price Requirement. The Company’s common stock was transferred to the Nasdaq Capital Market effective as of January 8, 2020, and continues to trade under the symbol “SMRT.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Select Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.
On April 16, 2020, Nasdaq announced that, in response to the COVID-19 pandemic and related extraordinary market conditions, Nasdaq is providing temporary relief from bid price and other requirements through June 30, 2020. As a result, we have until September 18, 2020 to regain compliance with the Minimum Bid Price Requirement.
To regain compliance with the Minimum Bid Price Requirement and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of the Company’s common stock must be at least $1.00 for at least ten consecutive business days during the additional grace period. If the Company does not regain compliance during this additional grace period, its common stock would be subject to delisting by Nasdaq. As part of its transfer application, the Company notified Nasdaq that if the stock price does not recover sufficiently during the additional grace period, the Company intends to take actions to regain compliance with the minimum bid price requirement, including by effecting a reverse stock split, if necessary. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.
The delisting of our common stock from The Nasdaq Capital Market could adversely affect the market liquidity of our common stock and could result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, and fewer business development opportunities. Any such developments could impair the value of your investment.

We have identified a material weakness in our internal control over financial reporting that may, if not remediated, result in material misstatements in our financial statements.
We are responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, "Controls and Procedures," we identified a material weakness in our control over financial reporting related to information systems access. A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, we concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously issued financial results. We are actively engaged in developing a remediation plan designed to address this material weakness; however, we cannot guarantee that these steps have been sufficient or that we will not have a material weakness in the future. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial statements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Stores
The following table sets forth our store count activity during the last two fiscal years:

	2019	2018
Stores at beginning of year	287	293
Stores opened during the year	—	2
Stores closed during the year	(4)	(8)
Stores at end of year (1)	283	287
_________
(1)Subsequent to February 1, 2020, we closed two stores.

As of February 1, 2020, we operated 283 stores in the following 30 states:

State	Number of Stores	State	Number of Stores
Alabama	8	Missouri	3
Arizona	10	Nevada	4
Arkansas	3	New Jersey	4
California (1)	26	New Mexico	1
Colorado	5	New York	3
Delaware	1	North Carolina	20
Florida (1)	45	Ohio	11
Georgia	13	Oklahoma	4
Illinois	7	Pennsylvania	6
Indiana	7	South Carolina	11
Kansas	3	Tennessee	13
Kentucky	2	Texas	41
Louisiana	7	Utah	1
Michigan	4	Virginia	13
Mississippi	6	Wisconsin	1
__________
(1) Subsequent to February 1, 2020, we closed one store located in California and one store located in Florida.
We lease all of our store locations, generally for 10 years with options to extend the lease term for two or more 5-year periods. We have the right to terminate some of these leases before the expiration date under specified circumstances and some with specified termination payments. Most of our leases provide for fixed minimum rents, as well as contingent amounts based on a percentage of sales in excess of specified levels; however, only a small number of leases result in contingent payments, which are currently immaterial. See Note 7, "Leases" of the Notes to Consolidated Financial Statements for further discussion.
As of February 1, 2020, we leased the following additional facilities:

Facility	Location	Square Feet
Distribution Center/Warehouse	Lithia Springs, Georgia	342,000
Distribution Centers:	Grand Prairie, Texas	99,000
	Ontario, California	91,000
We also lease our 109,000 square foot corporate headquarters in Jacksonville, Florida.
As of February 1, 2020, the current terms of our 283(1) stores (assuming we exercise all lease renewal options) were as follows:

Fiscal Years Lease Term Expire	Number of Leases Expiring
2020	2
2021-2024	29
2025-2029	57
2030-2034	58
2035 and later	137
_________
(1)Subsequent to February 1, 2020, we closed two stores, resulting in 281 stores at the time of this filing.

As a result of the COVID-19 pandemic, we were required to temporarily close all of our stores in March 2020 for an unknown period of time. As of the date of this filing, substantially all of our 281 stores were open in limited capacity (through reduced hours and/or social distancing measures limiting the number of customers in our stores). In addition, as of June 10, 2020, we have negotiated amendments for approximately 220 of our properties and are in current negotiations with 41 of our landlords to amend our lease terms to defer a portion of the rent or other expenses due during the time period that our properties were closed and we are actively seeking to negotiate with our other landlords, although there is no assurance that we will be successful.
ITEM 3. LEGAL PROCEEDINGS
Subsequent to year-end, nine lawsuits were filed against the Company and each member of the Company’s Board of Directors in connection with the Company’s now-terminated Merger Agreement. Each of the complaints generally alleged that the proxy statement filed by the Company in connection with the Merger Agreement omitted purportedly material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and, with respect to certain complaints filed, that the members of the Board of Directors breached their fiduciary duties. The Merger Agreement was mutually terminated subsequent to year-end and all of these lawsuits were subsequently dropped.
We are involved in other various routine legal proceedings incidental to the conduct of our business. While some of these matters could be material to our results of operations or cash flows for any period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate will have a material adverse effect on our overall financial condition.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price and Related Matters
Our common stock trades on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “SMRT.” On June 10, 2020, there were 740 shareholders of record.
Dividends
The declaration and payment of cash dividends is at the discretion of our Board of Directors and will be dependent upon our future earnings, cash flows, financial condition and capital requirements. On May 17, 2017, we suspended our quarterly cash dividend and we do not plan to pay dividends for the foreseeable future.
Issuer Purchases of Equity Securities
The following table sets forth information regarding repurchases of shares of our common stock during the quarter ended February 1, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1) (2)
November 3, 2019 – November 30, 2019	1,288	$0.77	—	366,889
December 1, 2019 – January 4, 2020	78	0.69	—	366,889
January 5, 2020 - February 1, 2020	5,766	0.68	—	366,889
Total	7,132	$0.71	—	366,889
_______________
(1)Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors.
(2)On November 30, 2015, the Board of Directors announced that it had authorized the repurchase of 500,000 shares of our common stock in addition to amounts previously authorized.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The information set forth below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
Consolidated Statements of Operations Data: The following tables sets forth selected consolidated financial data, and reflect the adjustments made for the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (dollars in thousands, except per share and per square foot data):

	2019	2018 (1)	2017 (1)	2016 (1)	2015 (1)
Net sales	$1,219,258	$1,257,278	$1,318,633	$1,360,518	$1,359,901
Other revenue	17,215	15,454	13,936	14,071	7,106
Total revenue	1,236,473	1,272,732	1,332,569	1,374,589	1,367,007
Cost of merchandise sold	901,043	919,810	987,692	1,001,539	974,614
Selling, general and administrative expenses	336,134	348,236	377,492	370,298	352,559
Operating (loss) income	(704)	4,686	(32,615)	2,752	39,834
Interest expense, net	9,111	10,882	4,788	3,884	3,283
(Loss) Income before income taxes	(9,815)	(6,196)	(37,403)	(1,132)	36,551
Income tax expense (benefit)	648	(25)	(10,772)	(988)	13,912
Net (loss) income	$(10,463)	$(6,171)	$(26,631)	$(144)	$22,639
Basic (loss) income per share	$(0.22)	$(0.13)	$(0.57)	$—	$0.50
Diluted (loss) income per share	$(0.22)	$(0.13)	$(0.57)	$—	$0.48
Cash dividends paid per share	$—	$—	$0.075	$0.30	$5.30
Consolidated Operating Data:
Stores open at end of period	283	287	293	290	278
Sales per store including net licensed departments (2)(3)(4)	$4,151	$4,183	$4,335	$4,688	$4,900
Sales per store including gross licensed departments (2)(4)(5)	$4,483	$4,514	$4,649	$4,996	$5,215
Sales per square foot including gross licensed departments (2)(4)	$159	$159	$159	$170	$177
Comparable store net sales (decrease) increase (2)(5)	(1.4)%	(1.0)%	(6.2)%	(3.8)%	1.0%
Consolidated Balance Sheet Data:
Working capital (6)	$31,450	$125,963	$95,678	$134,772	$136,884
Operating lease assets	356,347	—	—	—	—
Total assets	765,514	437,107	479,434	525,307	514,496
Operating lease liabilities	392,416	—	—	—	—
Long-term debt/capital leases (7)	141,438	153,253	142,387	171,792	180,150
Total shareholders’ equity	31,938	42,953	44,394	68,644	75,245
_______________
(1)2015 through 2018 amounts have been revised to reflect a correction to the impairment of fixed assets, as described in Note 2. "Revision of Previously Issued Financial Statements" included in the Consolidated Financial Statements in this Annual Report on Form 10-K.
(2)2017 was a 53-week year; all others were 52-week years. Sales per store and sales per square foot for 2017 have been adjusted to exclude the 53rd week.
(3)These sales per store amounts include licensed department commissions, which are included in our net sales. Sales per store is calculated by dividing (a) total sales, including licensed department net sales for stores open at the end of the year and excluding stores open for less than 12 months by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Ecommerce sales are excluded from the calculation.

(4)These sales per store and sales per square foot amounts include gross licensed department sales, which are reported net in our net sales. This is a non-GAAP measure that we feel is meaningful as it shows our actual total sales per store and square foot, which we believe is useful in evaluating sales trends in a more comparable manner. The net sales per store and square foot, which is the corresponding GAAP measure is also presented. The only adjustment to the GAAP measure is to show gross sales versus net. Sales per store is calculated by dividing (a) total sales, including licensed department gross sales for stores open at the end of the year and excluding stores open for less than 12 months by (b) the number of stores open at the end of such period, exclusive of stores open for less than 12 months. Sales per square foot includes licensed department gross sales and selling space and exclude administrative, receiving and store areas. Ecommerce sales are excluded from the calculation.
(5)Comparable store sales information for a period reflects stores open throughout that period and for the same 52-week period in the prior year and Ecommerce sales. Comparable store net sales decrease for 2018 compares sales for the 52 weeks ended February 2, 2019, to the 52 weeks ended February 3, 2018, on a shifted basis. Comparable store net sales decrease for 2017 compares sales for the 52 weeks ended January 27, 2018, to the 52 weeks ended January 28, 2017. Comparable store sales include gross licensed department sales.
(6)During fiscal 2019, we adopted ASU No. 2016-02, Leases, which resulted in us recording operating lease assets and corresponding operating lease liabilities. The adoption of this ASU impacted the working capital by $82.1 million as of February 1, 2020.
(7)During fiscal 2017 and 2019, we entered into capital leases as discussed below under the heading “Capital Leases” in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Item 1A “Risk Factors” of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise our forward-looking statements in light of new information, future events or otherwise. Undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Forward-looking statements are not guarantees of future performance.
Overview
We are a national specialty omnichannel off-price retailer offering designer and name-brand fashion apparel, home décor, accessories and shoes at everyday discount prices.
RECENT DEVELOPMENTS
Coronavirus (COVID-19) Pandemic and Ability to Continue as a Going Concern
In response to the coronavirus ("COVID-19") pandemic, on March 18, 2020, we temporarily closed all of our stores through March 31, 2020. On March 31, 2020, based on guidance from federal, state and local government and health authorities, and in the interest of the health and safety of our customers and associates, we extended the temporary closure of all stores beyond the previously announced March 31 date. We started reopening stores on April 23, 2020 as government jurisdictions have allowed, and as of the date of this filing, we have reopened substantially all of our stores with limited operating hours. We have implemented significant actions to mitigate the ongoing impact of the COVID-19 pandemic on our cash flow to protect our business and associates for the long term. These actions include furloughing most store associates and a significant number of associates in our supply chain network and corporate offices. In addition, we have temporarily reduced the salaries of our executive management by 20 percent and associates not furloughed by a lower rate, and the Board of Directors has suspended its compensation. We have also been working with vendors and landlords to negotiate temporary terms and have utilized funds available under our Revolving Credit Facility and Third Promissory Note (see "Liquidity and Capital Resources" included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion).

As a result of the COVID-19 pandemic and subsequent temporary store closures, our revenues, liquidity, results of operations and cash flows, and our ability to pay vendors and landlords according to standard terms have been materially adversely impacted. Accordingly, our management has determined that there is substantial doubt about our ability to continue as a going concern over the next twelve months and our independent registered public accounting firm has included a “going concern” explanatory paragraph in their report on our financial statements as of and for the year ended February 1, 2020. Although having a going concern note in our financial statements is an Event of default under our Credit Agreement and Term Loan Agreement, we have obtained waivers of such defaults as described in further detail in "Liquidity and Capital Resources" included in Item 7 below. We are actively negotiating with vendors and landlords regarding restructuring payment of unpaid accounts payable and rent, but there is no assurance those discussions will be successful. We are also actively exploring additional sources of financing to provide us with additional liquidity and other strategic alternatives, including a sale of the company. However, there is no assurance that such efforts will be successful.
As stores have reopened, the traffic at our stores has steadily increased, but has not yet recovered to pre-pandemic levels. Although omnichannel sales have remained strong, they have not compensated for the loss of in-store sales. Sales continue to recover as our stores reopen, but remain well below last year.
2019 Strategic Priorities
Evolving Product Mix
We are continually evolving our product mix so that it is more relevant to a broader base of customers. We do this by focusing on our off-price characteristics of buying more in-season and opportunistically and consistently adding categories, brands, trends and newness to increase productivity and regular-priced selling. During fall 2019, we launched our new Kids department in all stores and fine jewelry in 50-plus stores.
Expanding Omnichannel Capabilities
We continue to develop our online content and capabilities to more fully integrate our online business with our stores to provide our customers with an enhanced omnichannel experience. During 2019, Omnichannel sales grew 11 percent as a result of several initiatives. We became the first off-price retailer to roll out a buy online, pick up in store service (“BOPIS”) to drive store traffic and create incremental attachment sales. Our ship-from-store program continues to drive volume and improve inventory productivity. In 2019, we added smart fulfillment logic to identify the best location to fill online orders, shorten delivery times and reduce shipping and fulfillment costs. In our stores, we added "endless aisle" mobile technology to assist customers in locating product across the enterprise and then placing an online order. We also expanded our product offerings with more drop shipments from vendors and improved our mobile capabilities. These initiatives are enhancing the customer experience while maximizing profitability and continuing sales growth.
Maintaining Improved Inventory Productivity and Lower Inventories
Key elements to maintaining our improved inventory productivity include continued flow of product, a focus on regular-price selling and streamlined markdown practices. During 2019, these practices allowed us to continue to maintain our lower inventory levels. Excluding amounts to support our new Kids department, we decreased our average inventories per store by 4.5 percent at the end of fiscal 2019 as compared to the end of fiscal 2018.
Building Brand Awareness
We are building a clear and compelling brand strategy that is designed to energize our existing customers, as well as acquire new customers. To reach a broader audience, we continue to evolve our media mix to decrease newspaper, maintain direct mail, and increase digital and broadcast media, as increased branded television advertising drives brand awareness and customers to our Ecommerce site. During 2019, we implemented a campaign management tool to execute automated marketing campaigns based on customer behavior. Utilizing point-of-sale and online browsing and spending information, we are creating targeted, personalized email and direct mail messaging focused on individuals’ preferences.

Managing Cash Flow
We continue to manage our cash flow by reducing debt, maintaining lower inventory levels, lowering selling, general and administrative ("SG&A") expenses and reducing capital spending. During fiscal 2018, we successfully negotiated credit agreements totaling $275.0 million with a five-year extension. These agreements increased our revolving credit facility to $240.0 million, decreased our term loan to $35.0 million and lowered our blended interest rates. Outstanding debt at the end of 2019 was $12.0 million lower than at the end of 2018.
2019 Highlights
Total sales for fiscal 2019 decreased 3.0 percent compared to fiscal 2018 and comparable store sales for 2019 decreased 1.4 percent compared to 2018. Net loss for 2019 was $10.5 million or $0.22 per share compared to net loss of $6.2 million or $0.13 per share for 2018.
Cash and cash equivalents at year-end 2019 were $9.5 million compared to $9.0 million at year-end 2018. Our 2019 balance sheet reflects capital expenditures of $5.8 million and net debt payments of $12.0 million.
Inventories were $248.6 million at the end of 2019 compared to $255.9 million at the end of 2018. Average inventories per store, excluding the impact of Kids, were down 4.5 percent from the end of 2018.
Direct borrowings from our credit facilities decreased $12.0 million to $142.1 million at year-end 2019 compared to $154.1 million at year-end 2018.
2020 Outlook
In response to the COVID-19 pandemic, on March 18, 2020, we temporarily closed all of our stores. We started reopening our stores on April 23, 2020, as state and local jurisdictions allowed, and, as of the date of this filing, we have reopened substantially all of our 281 stores in limited capacity (through reduced hours and/or social distancing measures limiting the number of customers in our stores). We are not currently able to predict when all of our stores will reopen, or the consumer purchasing behavior once all of our stores reopen. Because of the COVID-19 pandemic, there is significant uncertainty surrounding the potential impact on our level of sales and results of operations, liquidity, cash flows and ability to secure additional merchandise in the future. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses such as advertising and payroll expenses, including furloughing a significant number of our employees and temporarily reducing the payroll of remaining employees; reducing capital expenditures, reducing merchandise receipts; and utilizing funds available under our Revolving Credit Facility and Third Promissory Note. The pandemic has had a material adverse impact on our liquidity and has raised substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations
The following table sets forth each line item of the Consolidated Statements of Operations expressed as a percentage of net sales (1):

	2019	2018
Net sales	100.0%	100.0%
Other revenue	1.4%	1.2%
Total revenue	101.4%	101.2%
Cost of merchandise sold	73.9%	73.2%
Selling, general and administrative expenses	27.6%	27.7%
Operating (loss) income	(0.1)%	0.4%
Interest expense, net	0.7%	0.9%
Loss before income taxes	(0.8)%	(0.5)%
Income tax expense (benefit)	0.1%	—%
Net loss	(0.9)%	(0.5)%
_______________
(1)Table may not foot, due to rounding.
Fiscal Year 2019 Compared to Fiscal Year 2018
Net Sales
The following table sets forth net sales for fiscal 2019 compared to fiscal 2018 (dollar amounts in thousands):

	2019	2018	Decrease
Net sales	$1,219,258	$1,257,278	$(38,020)
Sales percent decrease:
Total net sales			(3.0)%
Comparable store sales			(1.4)%
Net sales include customer purchases from our stores as well as online orders. Our online operation fulfills online orders from vendors and/or our warehouse. Store sales include online orders that are fulfilled and shipped or picked up from our stores. All online sales, regardless of fulfillment channel are referred to as omnichannel sales. The 3.0 percent decrease in net sales reflects lower comparable store sales and fewer stores for 2019. The 1.4 percent decrease in comparable stores sales, on an owned plus licensed basis, was primarily driven by a decrease in the number of transactions, with slight increases in units per transaction and average unit retail dollars. Omnichannel sales increased 11.0 percent in 2019.
Other Revenue
The following table sets forth other revenue for fiscal 2019 compared to fiscal 2018 (dollar amounts in thousands):

	2019	2018	Increase
Other revenue	$17,215	$15,454	$1,761
Percentage of net sales	1.4%	1.2%	0.2%
The increase in other revenue is the result of higher penetration from our growing credit card program, which has increased royalty, breakage and bounty income, partially offset by higher accrual of customer loyalty points.

Gross Profit
The following table compares gross profit for fiscal 2019 to fiscal 2018 (dollar amounts in thousands):

	2019	2018	Decrease
Net sales	$1,219,258	$1,257,278	$(38,020)
Cost of merchandise sold	901,043	919,810	(18,767)
Gross profit	$318,215	$337,468	$(19,253)
Percentage of net sales	26.1%	26.8%	(0.7)%
The lower gross profit rate in 2019 primarily reflects higher markdowns as a percent of sales.
Selling, General and Administrative Expenses
The following table compares SG&A for fiscal 2019 to fiscal 2018 (dollar amounts in thousands):

	2019	2018	Decrease
Selling, general and administrative expenses	$336,134	$348,236	$(12,102)
Percentage of net sales	27.6%	27.7%	(0.1)%
The decrease in SG&A expenses includes lower store-related expenses, including the impact of closed stores, lower incentive-based compensation expense, lower impairment charges and the benefit from a Visa/MasterCard claim settlement received in 2019. These items were slightly offset by higher advertising expenses for planned additional branded television, the impact of last year’s change in vacation policy, and $1.6 million of costs incurred in 2019 related to the Merger Agreement that was terminated subsequent to year-end.
Interest Expense, Net
The following table compares interest expense for fiscal 2019 to fiscal 2018 (dollar amounts in thousands):

	2019	2018	Decrease
Interest expense, net	$9,111	$10,882	$(1,771)
Percentage of net sales	0.7%	0.9%	(0.2)%
The decrease in interest expense is primarily due to lower average debt amounts compared to last year.
Income Taxes
The following table compares income tax expense for fiscal 2019 to income tax benefit for fiscal 2018 (dollar amounts in thousands):

	2019	2018	Increase/(Decrease)
Income tax expense (benefit)	$648	$(25)	$673
Effective tax rate (“ETR”)	(6.6)%	0.4%	(7.0)%
Our effective tax rate represents the applicable combined federal and state statutory rates, reduced by the federal benefit of state taxes deductible on federal returns, adjusted for the effect of permanent differences. We have recorded a full valuation allowance on our net deferred tax assets in both periods presented above due to a determination that it is more likely than not that some or all of the deferred tax assets will not be realized, based on the weight of all available evidence. The effective tax rate for fiscal 2019 was driven by state income taxes, permanent differences and a limitation of available credits.
Subsequent to February 1, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in March 2020 that allows the carry back of net operating losses to prior years. Accordingly, the Company filed amended income tax returns for a net income tax refund of $2.9 million with the IRS and utilized $0.9 million of the tax credit carryforwards in our amended income tax returns.

Liquidity and Capital Resources
Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors, our $240.0 million senior secured revolving credit facility pursuant to our amended and restated credit agreement with Wells Fargo Bank and our $35.0 million Term Loan (as discussed below). As a result of the COVID-19 pandemic and subsequent temporary store closures, our revenues, liquidity, results of operations and cash flows, and our ability to pay vendors and landlords according to standard terms have been materially adversely impacted. As a result, our management has determined that there is substantial doubt about our ability to continue as a going concern over the next twelve months and our independent registered public accounting firm has included a “going concern” explanatory paragraph in their report on our financial statements as of and for the year ended February 1, 2020. Although having a going concern note in our financial statements is an Event of default under our Credit Agreement and Term Loan Agreement, we have obtained waivers of such defaults as described in further detail below. We are actively negotiating with vendors and landlords regarding restructuring payment of unpaid accounts payable and rent, but there is no assurance those discussions will be successful. We are also actively exploring additional sources of financing to provide us with additional liquidity and other strategic alternatives, including a sale of the company. However, there is no assurance that such efforts will be successful.
Revolving Credit Facility and Equipment Term Loan
On February 3, 2015, we entered into a $250.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank (“Wells Fargo”) with an original maturity of February 2020 (the “Revolving Credit Facility”) and a secured $25.0 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan”) with an original maturity of February 2018. Borrowings under the Revolving Credit Facility were initially used for a special dividend but are subsequently being used for working capital, capital expenditures and other general corporate purposes. During 2015, debt issuance costs of $0.4 million were associated with the Revolving Credit Facility and the Equipment Term Loan. Debt issuance costs associated with the Credit Agreement were being amortized over its respective term. We repaid the Equipment Term Loan in full on January 22, 2018, at which time the associated debt issuance costs were fully amortized.
On February 19, 2018, we entered into Amendment No. 1 (the “Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Credit Agreement Amendment provided for, among other things, an Accommodation Period (as defined in the Credit Agreement Amendment) during which we were not required to meet the Fixed Charge Coverage Ratio (as defined in the Credit Agreement). This change permitted us to borrow the full amount of the then-applicable borrowing base until we delivered our financial statements for the Measurement Period (as defined in the Credit Agreement) ended February 28, 2018. Pursuant to the Credit Agreement Amendment, a Cash Dominion Event (as defined in the Credit Agreement Amendment) occurred as of the effective date of the Credit Agreement Amendment and at all times thereafter. Because of the Cash Dominion Event, all of our cash receipts were swept daily to repay outstanding borrowings under the Credit Agreement and the amount outstanding under the Credit Agreement was classified as a short-term obligation. As noted below, the Third Credit Agreement Amendment removed the Cash Dominion Event effective September 18, 2018.
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
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants (including the requirement of a 1.0 to 1.0 consolidated Fixed Charge Coverage Ratio upon the occurrence and during the continuance of any Covenant Compliance Event, as defined in the Credit Agreement), and events of default for facilities of this type and is cross-collateralized and cross-defaulted. Collateral for the Revolving Credit Facility consists of substantially all of our personal property. Wells Fargo has a first lien on all collateral other than equipment. Wells Fargo is entitled to receive an Early Termination Fee (as defined in the Credit Agreement) in the event the Credit Agreement is terminated prior to September 18, 2023.
Borrowings under the Credit Agreement are either base rate loans or London Interbank Offered Rate (“LIBOR”) loans. LIBOR loans bear interest equal to the adjusted LIBOR plus the applicable margin (125 to 175 basis points), depending on the quarterly average excess availability. Base Rate Loans bear interest equal to the highest of (a) the Federal Funds Rate plus 0.50 percent, (b) the adjusted LIBOR plus 1.00 percent, or (c) the Wells Fargo “prime rate,” plus the applicable margin (25 to 75 basis points).
The weighted average interest rate for the amount outstanding under the Credit Agreement was 3.29 percent as of February 1, 2020.
During the first quarter of 2020, due to the financial and operating impacts of the COVID-19 pandemic, certain Events of Default occurred that were subsequently waived on June 11, 2020, when we entered into Amendment No. 5 (the "Fifth Credit Agreement Amendment") to the Credit Agreement with Wells Fargo. The Fifth Credit Agreement Amendment provides for, among other things, the waiver of certain Events of Default and the modification of certain provisions of the Credit Agreement subject to the conditions set forth in the Fifth Credit Agreement Amendment. The Events of Default, which include the presence of a “going concern” explanatory paragraph in the report of our independent registered public accounting firm on our financial statements as of and for the year ended February 1, 2020, are further defined under Specified Defaults in the Fifth Credit Agreement Amendment. See Note 1, "Summary of Significant Accounting Policies and Other Information" of the Notes to Consolidated Financial Statements for further discussion of our going concern evaluation. Due to the uncertainties concerning the Company's future liquidity and on-going covenant compliance as a result of the impact of the COVID-19 pandemic on the Company's business, the amount outstanding under our Credit Facilities will be classified as a current obligation in the consolidated balance sheet as of the end of the first quarter 2020.

Pursuant to the Fifth Credit Agreement Amendment, a Cash Dominion Event, as defined in the Fifth Credit Agreement Amendment, occurred as of the effective date of such amendment through and including the first anniversary of the Fifth Credit Agreement Amendment, and at all times thereafter unless certain conditions are met, as further set forth in the Fifth Credit Agreement Amendment. As a result of the Cash Dominion Event, all of our cash receipts are swept daily to repay borrowings under the Credit Agreement. The Credit Agreement matures in September 2023; however, as a result of the Cash Dominion Event, the amount outstanding under the Credit Agreement is considered a short-term obligation as of the amendment date until the conditions to remedy the Cash Dominion Event have occurred, as defined, but not before the first anniversary of the Fifth Credit Agreement Amendment. We manage our cash on a daily basis and borrow against the Credit Agreement based on our daily cash disbursement needs. As long as we remain within the terms of the Credit Agreement, the lenders are obligated to allow us to draw up to our borrowing availability.
The Fifth Credit Agreement Amendment revised the definition of Excess Availability to exclude past-due payables that are greater than sixty (60) days past due, and added a financial covenant requiring minimum Excess Availability equal to the greater of (i) five percent (5%) of the Combined Loan Cap (as defined in the Credit Agreement) and (ii) $10,000,000 during the Accommodation Period, which is defined as the date of the Fifth Credit Agreement Amendment through and including October 3, 2020 (the “Accommodation Period”), and thereafter requiring minimum Excess Availability equal to the greater of (i) ten percent (10%) of the Combined Loan Cap (as defined in the Credit Agreement) and (ii) $20,000,000. Additionally, the Fifth Credit Agreement Amendment added a definition for Liquidity (as defined in the Fifth Credit Agreement Amendment), which includes, in addition to Excess Availability (less required minimum Excess Availability), amounts available in Blocked Accounts (as defined in the Credit Agreement) and amounts available for borrowing under the Trust (as defined below) and further provided for our provision of a Budget (as defined in the Fifth Credit Agreement Amendment) to Wells Fargo. Additional Events of Default under the Credit Agreement include (i) certain material deviations from the Budget calculated on a rolling 4-week basis, (ii) certain material deviations from the Budget on a rolling basis, which can be less than 4 weeks if we have failed to maintain Liquidity of $12.5 million, and (iii) failure to maintain Liquidity of $7.5 million.
As a result of the Fifth Credit Agreement Amendment, LIBOR loans bear interest equal to the adjusted LIBOR plus the applicable margin (175 to 225 basis points) depending on the quarterly average excess availability for the immediately preceding fiscal quarter. Base Rate Loans bear interest equal to the highest of (a) the Federal Funds Rate plus 0.50 percent, (b) the adjusted LIBOR plus 1.00 percent, or (c) the Wells Fargo “prime rate,” plus the Applicable Margin (75 to 125 basis points). The Fifth Credit Agreement Amendment provides that during the Accommodation Period, the applicable margin will be 225 and 125 for LIBOR loans and Base Rate Loans, respectively. See the Fifth Credit Agreement Amendment for further discussion.
As a prerequisite to obtaining the Fifth Credit Agreement Amendment, we are required to pay $2.5 million, pursuant to a payment plan, for outstanding accounts payable factored by Wells Fargo Trade Capital Services.
The Fifth Credit Agreement Amendment also added or amended certain definitions and terms including the LIBOR Replacement and Benchmark Transition Event, Accelerated Borrowing Base Weekly Delivery Event, Early Termination Fee, and certain financial covenants, all of which are defined in the Fifth Credit Agreement Amendment.
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
On June 11, 2020, we entered into the Fourth Amendment to the Term Loan Credit Agreement and Waiver (the "Fourth Term Loan Amendment") with Gordon Brothers Finance Company. The Fourth Term Loan Amendment provides for, among other things, the waiver of certain Events of Default and the modification of certain provisions of the Term Loan, subject to the conditions set forth in the Fourth Term Loan Amendment. The Events of Default, which include the presence of a “going concern” explanatory paragraph in the report of our independent registered public accounting firm on our financial statements as of and for the year ended February 1, 2020, are further defined under Specified Defaults in the Fourth Term Loan Amendment. See Note 1, "Summary of Significant Accounting Policies and Other Information" of the Notes to Consolidated Financial Statements for further discussion of our going concern evaluation. Due to the uncertainties concerning the Company's future liquidity and on-going covenant compliance as a result of the impact of the COVID-19 pandemic on the Company's business, the amount outstanding under our Term Loan will be classified as a current liability in the consolidated balance sheet as of the end of the first quarter 2020.

The Fourth Term Loan Amendment revised the definition of Revolving Excess Availability to exclude past-due payables that are greater than sixty (60) days past due, and added a financial covenant requiring minimum Revolving Excess Availability equal to the greater of (i) five percent (5%) of the Combined Loan Cap (as defined in the Term Loan Agreement) and (ii) $10,000,000 during the Accommodation Period, which is defined as the date of the Fourth Term Loan Amendment through and including October 3, 2020 (the “Term Loan Accommodation Period”), and thereafter requiring minimum Revolving Excess Availability equal to the greater of (i) ten percent (10%) of the Combined Loan Cap (as defined in the Term Loan Agreement) and (ii) $20,000,000. Additionally, the Fourth Term Loan Amendment added a definition for Liquidity (as defined in the Fourth Term Loan Amendment), which includes, in addition to Revolving Excess Availability (less required minimum Revolving Excess Availability), amounts available in Blocked Accounts (as defined in the Term Loan Agreement) and amounts available for borrowing under the Trust (as defined below) and further provided for our provision of a Budget (as defined in the Fourth Term Loan Amendment) to Gordon Brothers Finance Company. Additional Events of Default under the Credit Agreement include (i) certain material deviations from the Budget calculated on a rolling 4-week basis, (ii) certain material deviations from the Budget on a rolling basis, which can be less than 4 weeks if we have failed to maintain Liquidity of $12.5 million, and (iii) failure to maintain Liquidity of $7.5 million.
The Fourth Term Loan Amendment also added or amended certain definitions and terms including Accelerated Borrowing Base Weekly Delivery Event, and certain financial covenants, all of which are defined in the Fourth Term Loan Amendment. Additionally, our obligation to pay the Term Loan Prepayment Fee (as defined in the Term Loan) in the event the Term Loan is prepaid was extended to the third anniversary of the Fourth Term Loan Amendment.
The Term Loan Agent and Wells Fargo have entered into an Intercreditor Agreement dated as of March 14, 2018 (the “Intercreditor Agreement”), acknowledged by us under the Term Loan and the Credit Agreement. The Intercreditor Agreement was amended on September 18, 2018 to incorporate the amendment to the Revolving Credit Facility and the Term Loan Agreement, and subsequently amended on June 11, 2020 to incorporate the Fifth Credit Agreement Amendment to the Revolving Credit Facility and Fourth Term Loan Amendment to the Term Loan Agreement.
The weighted average interest rate for the amount outstanding under the Term Loan was 10.16 percent as of February 1, 2020.
Promissory Note
We believe we can borrow, on a short-term basis and subject to the formal agreement of the lender, amounts up to the cash surrender value of the life insurance policies related to our executive deferred compensation plans to provide additional liquidity if needed. At February 1, 2020, the cash surrender value of our life insurance policies was $13.1 million.
On February 2, 2018, we executed a promissory note under which we borrowed approximately $13.7 million (the “Promissory Note”) from SunTrust Bank (the “Trustee”) in its capacity as the trustee under a trust agreement (the “Trust Agreement”) dated September 1, 1999. The trust established by the Trust Agreement (the “Trust”) holds certain life insurance policies related to our executive deferred compensation plans. The Trustee obtained loans from the insurance policies held in the Trust in an amount not less than the amount of the Promissory Note. The Promissory Note was a short-term obligation and the proceeds were used to pay down borrowings under the existing Credit Agreement, which provided additional availability under that agreement. The Promissory Note had a fixed interest rate of 3.58 percent per annum and an original maturity date of April 1, 2018.
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

On July 31, 2018, we executed a second promissory note from SunTrust Bank for $13.0 million (the "Second Promissory Note"), which carried a fixed interest rate of 3.58 percent per annum and an original maturity date of September 10, 2018. This note included the same terms as the Promissory Note executed on February 2, 2018. On September 10, 2018, we repaid the outstanding balance of the Second Promissory Note.
Subsequent to year-end on March 23, 2020, we borrowed $9.9 million on the cash surrender value of our life insurance policies at a rate of 3.56 percent per annum, which accrues daily on the average loan balance for the number of days the loan is outstanding prior to the date of repayment (the "Third Promissory Note"). The cash surrender value of our life insurance was approximately $11.0 million at the time the Third Promissory Note was executed, due to changing market conditions subsequent to year-end. The proceeds of the Third Promissory Note will be used to pay down borrowings under the existing credit agreement, which provided additional availability under that agreement. The entire unpaid principal and accrued interest balance is due and payable on or before September 30, 2020.
Cash flows and availability
Cash flows from operations are driven by sales as well as the credit terms available to us from our vendors and their factors. Our sales generate cash almost immediately and are affected by customer traffic to our stores and the desirability of our merchandise to those customers. Customer traffic is in turn affected by our marketing and advertising, general economic and business conditions, weather and, most recently, the COVID-19 pandemic and civil unrest. Changes in these factors could have a material effect on our ability to generate sales and thus cash inflows to operate our business, and a prolonged store closure would have a material adverse impact on our liquidity and our ability to continue as a going concern over the next twelve months.
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
In March 2018, after we announced our fourth quarter 2017 results and outlook for spring 2018, our terms with the vendors and their factors began to be less constricted. At that same time, we also announced our Term Loan Agreement. We have non-disclosure agreements with the major factors, credit insurers and several of our largest vendors that allow us to communicate our operating results and cash flows to them on a regular basis. Additionally, we made presentations to larger groups of our vendors just after our fourth quarter 2017 results were announced in March 2018. We continue to communicate our operating results and cash flows to our large vendors and factors with whom we have non-disclosure agreements in place. These steps have contributed to the positive movement in their credit arrangements with us.

In March 2020, the Company announced the temporary closure of all stores for an unknown period of time and significant actions taken to mitigate the ongoing impact of the COVID-19 pandemic on its cash flows to protect its business and associates for the long term in response to the crisis. Such actions include targeted reductions in discretionary operating expenses such as advertising and payroll expenses, including furloughing a significant number of our employees and temporarily reducing the payroll of remaining employees, suspensions and/or deferrals of payments due to landlords and vendors, reducing capital expenditures, reducing merchandise receipts, and utilizing funds available under our Revolving Credit Facility and Third Promissory Note. Further, we have sought and are seeking extended payment terms with all vendors, including merchandise, expense and rent vendors. Although we have since reopened many of our stores starting on April 23, 2020, we are unable to predict when all of our stores will completely reopen or reach pre-pandemic levels or if additional periods of store closures will be needed or mandated. Further, we are unable to predict when consumer spending patterns will normalize. Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows, ability to secure suitable merchandise and may require significant actions in response, including but not limited to, further employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of our products, all in an effort to mitigate such impacts. The outcome of the impacts from the COVID-19 pandemic is subject to a high degree of uncertainty and is dependent upon factors that are outside of the Company's control, including actions of federal and local governments and consumer behavior once all our stores are able to reopen. There is no assurance that additional credit or liquidity will be available to us.
The significant risks and uncertainties related to the Company's liquidity described above raise substantial doubt about the Company's ability to continue as a going concern over the next twelve months. The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded assets amounts or the amounts or classifications of liabilities.
Our working capital fluctuates with seasonal variations that affect our borrowings and availability. Our availability is highest just after our strong seasonal spring and holiday selling seasons and is lowest just before those seasons as we build inventory levels. Working capital is also used to support capital investments for maintenance of our existing stores, system improvements and new store openings. We have reduced our capital investments to enhance our cash flows. These reduced levels of investment can be sustained for the foreseeable future as prior to this our store base and systems have been well maintained. Positive operating results and cash flows will help us preserve satisfactory credit terms and allow us to operate within the borrowing availability under our Credit Agreement and Term Loan Agreement. However, the disruption caused by the pandemic will require us to negotiate extended payment terms and other accommodations with landlords and vendors to address past-due payables.
As of February 1, 2020, we had cash and cash equivalents of $9.5 million and $107.1 million in borrowings under our Credit Agreement and $35.0 million in borrowings under the Term Loan, for a total of $141.4 million in outstanding borrowings, which is net of $0.7 million in unamortized debt issuance costs. As of February 2, 2019, we had cash and cash equivalents of $9.0 million, and borrowings under our Credit Agreement of $119.1 million and $35.0 million in borrowings under the Term Loan, for a total of $153.3 million in outstanding borrowings, which is net of $0.8 in unamortized debt issuance costs. The total amount available for borrowings and letters of credit under our Credit Agreement is the lesser of $240.0 million or 100 percent of eligible credit card receivables and the net recovery percentage value of inventories less reserves. On February 1, 2020, in addition to outstanding borrowings under the Credit Agreement and Term Loan, we had $7.9 million of outstanding letters of credit. Our Excess Availability (as defined in the Credit Agreement) was $54.2 million on February 1, 2020. In addition, we had $13.1 million available to borrow, on a short-term basis, which would be collateralized by life insurance policies at the end of the year. See Note 6, "Debt" of the Notes to Consolidated Financial Statements for further discussion.

Cash Flows
The following table sets forth cash flow data for fiscal 2019 and fiscal 2018 (dollar amounts in thousands):

Cash provided by (used in):	2019	2018
Operating activities	$16,697	$8,902
Investing activities	(2,850)	(6,183)
Financing activities	(13,397)	(4,070)
Net increase (decrease) in cash and cash equivalents	$450	$(1,351)
Cash provided by operating activities
Net cash provided by operating activities was $16.7 million for fiscal 2019 compared to net cash provided by operating activities of $8.9 million for fiscal 2018. The increase in cash provided by operating activities was mainly due to lower accounts payable cash flows of $2.7 million in 2019 compared to $29.8 million in 2018, partially offset by changes in inventory of $7.1 million, increased net loss of $4.3 million in 2019 compared to 2018 and $8.0 million in changes for other non-cash charges.
Cash used in investing activities
Net cash used in investing activities was $2.9 million during fiscal 2019 compared to net cash used in investing activities of $6.2 million during fiscal 2018. For fiscal 2019, the total capital expenditures were $5.8 million and included approximately $2.4 million for information systems improvements and $3.4 million for existing store improvements. For fiscal 2018, the total capital expenditures were $9.0 million and included approximately $3.6 million for information systems improvements, $2.7 million for new and relocated stores, and $2.7 million for existing store improvements.
Cash used in financing activities
Net cash used in financing activities was $13.4 million during fiscal 2019 compared to cash used in financing activities of $4.1 million during fiscal 2018. During fiscal 2019, we had net repayments of debt of $12.0 million and made capital lease payments of $1.3 million. During fiscal 2018, we had net repayments of debt of $2.0 million. We paid debt issuance costs of $1.1 million, accrued cash dividends on employee stock awards vesting in 2018 of $0.2 million, and made capital lease payments of $0.7 million. In addition, we repurchased 0.1 million shares of common stock related to withholding taxes due on the vesting of employee stock awards for $0.1 million. We also received $0.2 million from our Employee Share Purchase Plan. See Note 10, "Shareholders' Equity" of the Notes to Consolidated Financial Statements for further discussion.
Capital Leases
During fiscal year 2019, Stein Mart entered into two separate finance agreements for Light-Emitting Diode ("LED") lighting in certain of our stores. Depending on the scope of the lighting remodel, the leased lighting equipment has a useful life of five years or ten years; the equipment will be depreciated on a straight-line basis over the respective periods. The leased equipment was recorded at the present value of the minimum lease payments, as this is equal to the fair value of the equipment. This is in addition to the networking and telephone equipment obtained through capital leases during fiscal year 2017.
The gross value of assets subject to capital leases was $6.9 million as of February 1, 2020, and is included in property and equipment, net on the Consolidated Balance Sheets. The remaining capital lease obligation of $4.8 million as of February 1, 2020, is split between accrued expenses and other current liabilities for the short-term portion and other liabilities for the long-term portion on the Consolidated Balance Sheets.
Effect of Inflation
We do not believe that inflation has had a material effect on our results of operations to date. However, there can be no assurance that our business will not be affected by inflation in the future.
Off-Balance Sheet Arrangements
We have outstanding standby letters of credit totaling $7.9 million securing certain insurance programs at February 1, 2020. If specified conditions were to occur under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, we do not expect to make any payments. There are no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates
The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate, which could require adjustments of these estimates in future periods. A summary of the more significant accounting policies follows.
Retail Inventory Method and Inventory Valuation
Inventories are valued using the lower of cost or market value, determined by the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry. The use of the retail inventory method results in valuing inventories at lower of cost or market as permanent markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markup, markdowns and shrinkage, which significantly affect the ending inventory valuation at cost as well as the corresponding charge to cost of merchandise sold. In addition, failure to take appropriate permanent markdowns currently can result in an overstatement of inventory.
We perform physical inventory counts at all stores once per year, in either the summer or January. Included in the carrying value of merchandise inventories between physical counts is a reserve for estimated shrinkage. That estimate is based on historical physical inventory results. The difference between actual and estimated shrinkage may cause fluctuations in quarterly results but was not significant in 2019 and 2018.
Vendor Allowances
We receive allowances from some of our vendors, primarily related to markdown reimbursement, damaged/defective merchandise and vendor non-compliance issues. Vendor allowances are recorded when earned. Allowances received from vendors related to the profitability of inventory recently sold are reflected as reductions to cost of merchandise sold in the later of the period that the merchandise markdown is incurred or the allowance is negotiated. Allowances received from vendors related to damaged/defective inventory are reflected as reductions in the cost of merchandise as it is received. Allowances received due to vendors’ failure to comply with our policies (primarily violations of shipping and merchandise preparation requirements) are reflected as a reduction of the cost of the merchandise when identified during the receiving process. Although it is unlikely that there will be a significant reduction in historical levels of vendor support, if a reduction were to occur, we could experience a higher cost of merchandise sold.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. For long-lived assets held for use, including right-of-use assets, an impairment loss is recognized if the sum of the future undiscounted cash flows from the use of the assets is less than the carrying value of the assets. The amount of the impairment charge is the excess of the carrying value of the asset over its fair value. Impairment reviews are performed for individual stores during the fourth quarter, or more frequently should circumstances change. A significant decrease in cash flows could result in an increase in asset impairment charges. During fiscal 2019 and 2018, we recorded $0.8 million and $3.9 million, respectively, in asset impairment charges.

Insurance Reserves
We use a combination of insurance and self-insurance for various risks, including workers’ compensation, general liability and associate-related health care benefits. We are responsible for paying the claims that are less than the insured limits. The reserves recorded for these claims are actuarially estimated based on claims filed and claims incurred but not reported. These reserve estimates are adjusted based upon actual claims filed and settled. The estimated accruals for these reserves could be significantly affected if future claims differ from historical trends and other actuarial assumptions. As of February 1, 2020 and February 2, 2019, insurance reserves of $16.2 million and $16.3 million, respectively, were included in accrued expenses and other current liabilities and other liabilities in the accompanying Consolidated Balance Sheets. Historically, our actuarial estimates have not been materially different from actual results.
For a complete listing of our significant accounting policies, see Note 1, "Summary of Significant Accounting Policies and Other Information", of the Notes to Consolidated Financial Statements.
Recent Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 1, "Summary of Significant Accounting Policies and Other Information", of the Notes to Consolidated Financial Statements.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and the Report of Independent Registered Certified Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As a result of the material weakness in Management’s Report on Internal Control Over Financial Reporting as discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 1, 2020.
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

Management assessed the effectiveness of our internal control over financial reporting as of February 1, 2020, using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management identified the material weakness noted below and concluded that our internal control over financial reporting was not effective as of February 1, 2020.
Material Weakness
During the preparation of our consolidated financial statements for the year ended February 1, 2020, we identified a material weakness in internal control over financial reporting related to ineffective information technology general controls in the area of logical access and change management over certain information technology (IT) systems that support the Company’s financial reporting processes. We believe this control deficiency was a result of inappropriate use of privileged access, insufficient knowledge and training of certain individuals with IT expertise, and risk-assessment processes inadequate to identify and assess changes in IT environments that could impact internal control over financial reporting.
The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously issued financial results. However, the material weakness creates a reasonable possibility that a material misstatement to the consolidated financial statements could occur and not be prevented or detected on a timely basis.
(c) Management’s Plans for Remediation of our Material Weakness
Management is designing and implementing controls, with oversight from the Audit Committee, to remediate the material weakness. Management’s remediation actions include, but are not limited to, the following: change management training for all IT personnel, monitoring activity of privileged accounts, and enhancing our risk assessment process to effectively design and implement control activities related to user access in key systems that support financial reporting.
(d) Changes in Internal Control Over Financial Reporting
Other than the changes in our internal control over financial reporting related to the material weakness discussed under (b) above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT
Effective June 11, 2020, Stein Mart, Inc. (the “Company”) and Stein Mart Buying Corp. (together, with the Company, the “Term Loan Borrowers”), and Stein Mart Holding Corp. (along with certain other subsidiaries of the Borrowers from time to time party thereto, collectively the “Term Loan Guarantor”), entered into the Fourth Amendment to the Term Loan Credit Agreement with Gordon Brothers Finance Company, as agent (in such capacity, the “Term Loan Agent”), and Gordon Brothers Finance Company LLC, as lender (the “Fourth Term Loan Amendment”). On the same date, the Company, as lead borrower, Stein Mart Buying Corp. (together with the Company, the “Revolving Credit Facility Borrowers”), as borrowers, Stein Mart Holding Corp., as guarantor (along with certain other subsidiaries of the Revolving Credit Facility Borrowers from time to time party thereto, collectively the “Revolving Credit Facility Guarantors”), and Wells Fargo Bank, National Association, as administrative agent (in such capacity, the “Revolving Credit Facility Agent”) and as a lender, entered into Amendment No. 5 to the Second Amended and Restated Credit Agreement (the “Fifth Credit Agreement Amendment”). All terms used but not defined in the Fourth Term Loan Amendment and the Fifth Credit Agreement Amendment shall have the respective meanings assigned thereto in that certain Term Loan Credit Agreement, dated as of March 14, 2018, as amended (the “Term Loan Agreement”), and the Second Amended and Restated Credit Agreement, dated as of February 3, 2015, as amended (the “Revolving Credit Agreement”), respectively.
The Term Loan Agent and the Revolving Credit Facility Agent entered into Amendment No. 2 to the Intercreditor Agreement, dated as of June 11, 2020.

Amendment to Term Loan Agreement
The Fourth Term Loan Amendment provides for, among other things, the following: (1) an Accommodation Period defined as the date of the agreement through and including October 3, 2020 (the "Accommodation Period"), during which Gordon Brothers has agreed to (a) waive certain Events of Default and (b) modify certain provisions of the Term Loan subject to the conditions set forth in the Fourth Term Loan Amendment. The Events of Default are further defined under Specified Defaults in the Fourth Term Loan Amendment.
The Fourth Term Loan Amendment revised the definition of Revolving Excess Availability to exclude past-due payables that are greater than sixty (60) days past due, and added a financial covenant requiring minimum Revolving Excess Availability equal to the greater of (i) five percent (5%) of the Combined Loan Cap (as defined in the Term Loan Agreement) and (ii) $10,000,000 during the Accommodation Period, which is defined as the date of the Fourth Term Loan Amendment through and including October 3, 2020 (the “Term Loan Accommodation Period”), and thereafter requiring minimum Revolving Excess Availability equal to the greater of (i) ten percent (10%) of the Combined Loan Cap (as defined in the Term Loan Agreement) and (ii) $20,000,000. Additionally, the Fourth Term Loan Amendment added a definition for Liquidity (as defined in the Fourth Term Loan Amendment), which includes, in addition to Revolving Excess Availability (less required minimum Revolving Excess Availability), amounts available in Blocked Accounts (as defined in the Term Loan Agreement) and amounts available for borrowing under the Trust (as defined below) and further provided for our provision of a Budget (as defined in the Fourth Term Loan Amendment) to Gordon Brothers Finance Company. Additional Events of Default under the Credit Agreement include (i) certain material deviations from the Budget calculated on a rolling 4-week basis, (ii) certain material deviations from the Budget on a rolling basis, which can be less than 4 weeks if we have failed to maintain Liquidity of $12.5 million, and (iii) failure to maintain Liquidity of $7.5 million.
Amendment to Credit Agreement
The Fifth Credit Agreement Amendment provides for, among other things, the waiver of certain Events of Default and the modification of certain provisions of the Credit Agreement subject to the conditions set forth in the Fifth Credit Agreement Amendment. The Events of Default are further defined under Specified Defaults in the Fifth Credit Agreement Amendment.
The Fifth Credit Agreement Amendment revised the definition of Excess Availability to exclude past-due payables that are greater than sixty (60) days past due, and added a financial covenant requiring minimum Excess Availability equal to the greater of (i) five percent (5%) of the Combined Loan Cap (as defined in the Credit Agreement) and (ii) $10,000,000 during the Accommodation Period, which is defined as the date of the Fifth Credit Agreement Amendment through and including October 3, 2020 (the “Accommodation Period”), and thereafter requiring minimum Excess Availability equal to the greater of (i) ten percent (10%) of the Combined Loan Cap (as defined in the Credit Agreement) and (ii) $20,000,000. Additionally, the Fifth Credit Agreement Amendment added a definition for Liquidity (as defined in the Fifth Credit Agreement Amendment), which includes, in addition to Excess Availability (less required minimum Excess Availability), amounts available in Blocked Accounts (as defined in the Credit Agreement) and amounts available for borrowing under the Trust (as defined below) and further provided for our provision of a Budget (as defined in the Fifth Credit Agreement Amendment) to Wells Fargo. Additional Events of Default under the Credit Agreement include (i) certain material deviations from the Budget calculated on a rolling 4-week basis, (ii) certain material deviations from the Budget on a rolling basis, which can be less than 4 weeks if we have failed to maintain Liquidity of $12.5 million, and (iii) failure to maintain Liquidity of $7.5 million.
As a result of the Fifth Credit Agreement Amendment, LIBOR loans bear interest equal to the adjusted LIBOR plus the applicable margin (175 to 225 basis points) depending on the quarterly average excess availability for the immediately preceding fiscal quarter. Base Rate Loans bear interest equal to the highest of (a) the Federal Funds Rate plus 0.50 percent, (b) the adjusted LIBOR plus 1.00 percent, or (c) the Wells Fargo “prime rate,” plus the Applicable Margin (75 to 125 basis points). The Fifth Credit Agreement Amendment provides that during the Accommodation Period, the applicable margin will be 225 and 125 for LIBOR loans and Base Rate Loans, respectively.
As a prerequisite to obtaining the Fifth Credit Agreement Amendment, we are required to pay $2.5 million, pursuant to a payment plan, for outstanding accounts payable factored by Wells Fargo Trade Capital Services.

Amendment to Intercreditor Agreement
The Term Loan Agent and the Revolving Credit Facility Agent have entered into that certain Amendment No. 2 to Intercreditor Agreement dated as of June 11, 2020 (“Amendment No. 2 to Intercreditor Agreement”), acknowledged by the Borrowers and Guarantors under the Term Loan and the revolving credit facility evidenced by the Revolving Credit Agreement (the “Revolving Credit Facility”), whereby they have agreed to certain matters with respect to the Term Loan and the Revolving Credit Facility.
In the ordinary course of their respective businesses, certain of the lenders and the other parties to the Revolving Credit Facility and their affiliates have engaged, and may in the future engage, in commercial banking, investment banking, financial advisory or other services with the Company and its affiliates for which they have in the past and may in the future receive customary compensation and expense reimbursement.
The preceding summaries of the material terms of the Fourth Term Loan Amendment, the Fifth Credit Agreement Amendment and Amendment No. 2 to the Intercreditor Agreement are not complete and are qualified in their entirety by reference to the full text of such agreements, which are filed herewith as Exhibits 10.50, 10.28 and 10.53, respectively, to this report and is incorporated herein by reference. In the event of any discrepancy between the preceding summaries and the text of Fourth Term Loan Amendment, the Fifth Credit Agreement Amendment and Amendment No. 2 to the Intercreditor Agreement, the text of the applicable agreement shall control.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our August 25, 2020 Annual Meeting of Shareholders.
We have adopted a code of conduct applicable to all our officers, directors and employees, including the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of conduct may be found on our investor relations website at http://ir.steinmart.com (click on "Charters & Documents"). We intend to post notice of any waiver from, or amendment to, any provision of our code of conduct on our website.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our August 25, 2020 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our August 25, 2020 Annual Meeting of Shareholders.
Equity Compensation Plan Information
The following table sets forth information about our common stock that may be issued under equity-based compensation plans as of February 1, 2020:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (in thousands)
Equity compensation plans approved by shareholders	2,786	$5.62	2,920
Equity compensation plans not approved by shareholders	—	—	—
Total	2,786	$5.62	2,920
_______________
(1)The weighted average exercise price does not take into account 1.3 million shares issuable related to restricted stock and performance share awards, which have no exercise price.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our August 25, 2020 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the disclosure found in the Proxy Statement for our August 25, 2020 Annual Meeting of Shareholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following financial statements and exhibits are filed as part of this report or are incorporated herein as indicated.
1.List of Financial Statements
2.List of Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.
3.List of Exhibits
See “Exhibit Index” below.
In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us, our subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:
•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•have been qualified by disclosures that were made to the other party regarding the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
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
Unless otherwise indicated below, the SEC file number for the exhibit is No. 0-20052.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.1
Agreement and Plan of Merger, dated January 30, 2020, by and among the Company, Parent and Merger Sub, incorporated by reference to Exhibit 2.1 to the Registrants' Current Report on Form 8-K filed January 31, 2020

2.2	Voting Agreement dated January 30, 2020, incorporated by reference to Exhibit 2.1 to the Registrants' Current Report on Form 8-K filed January 31, 2020

3.1	Articles of Incorporation of Stein Mart, Inc., incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 33-46322 (P)

3.2	Bylaws of Stein Mart, Inc., amended January 21, 2014, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 23, 2014

4.1	Stein Mart, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement No. 333-225990

4.2+++	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Form of Director’s and Officer’s Indemnification Agreement, incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 33-46322 (P)

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

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

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

10.19*	Executive Split Dollar Agreement, incorporated by reference to Exhibit 10.M to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000

10.20*	Form of Letter Agreement Amendment to the Executive Split Dollar Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2012

10.21*	Amended and Restated Executive Deferral Plan effective January 1, 2008, incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2013

10.22*	Employment Agreement, dated May 7, 2019, between Stein Mart, Inc. and MaryAnne Morin, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2019

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

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.28+++
Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of June 11, 2020, by and among Wells Fargo Bank, National Association, as administrative agent, the lenders party thereto, Stein Mart, Inc., Stein Mart Buying Corp. and guarantors named therein++

10.29
Amended and Restated Supply Agreement, dated May 30, 2006, between DSW Inc. and Stein Mart, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2006

10.30
First Amendment to Amended and Restated Supply Agreement, dated August 26, 2008, between DSW Inc. and Stein Mart, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2008

10.31
Second Amendment to Amended and Restated Supply Agreement, dated February 23, 2012, between DSW Inc. and Stein Mart, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2012

10.32
Third Amendment to Amended and Restated Supply Agreement, dated as of September 10, 2013, between DSW Leased Business Division aka Affiliated Business Group and Stein Mart, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2014

10.33
Fourth Amendment to Amended and Restated Supply Agreement, dated as of July 31, 2014, between DSW Leased Business Division aka Affiliated Business Group and Stein Mart, Inc., incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015

10.34+++	Fifth Amendment to Amended and Restated Supply Agreement, dated as of March 14, 2017, between DSW Leased Business Division aka Affiliated Business Group and Stein Mart, Inc.

10.35+++	Sixth Amendment to Amended and Restated Supply Agreement, dated as of December 6, 2017, between DSW Leased Business Division aka Affiliated Business Group and Stein Mart, Inc.

10.36+++	Seventh Amendment to Amended and Restated Supply Agreement, dated as of May 13, 2020, between DSW Leased Business Division aka Affiliated Business Group and Stein Mart, Inc.

10.37+
Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement dated as of February 24, 2016, by and between Stein Mart, Inc. and Synchrony Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarterly period ended April 30, 2016

10.38
Second Amendment to the Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement with Synchrony Bank, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2018

10.39
Amendment to the Amended and Restated Co-Brand and Private Label Credit Card Consumer Program Agreement with Synchrony Bank, dated August 21, 2019, by and among the Company and Synchrony Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 23, 2019

10.40*
Inducement Option Award Agreement for MaryAnne Morin, dated February 22, 2017, between Stein Mart, Inc. and MaryAnne Morin, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on February 24, 2017

10.41*
Amended Employment Agreement between Stein Mart, Inc. and D. Hunt Hawkins, dated August 1, 2017 incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 2, 2017

10.42
Promissory Note, dated February 2, 2018, by and among Stein Mart, Inc. as borrower and Sun Trust Bank, as Trustee, incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018

10.43
Amendment No. 1 dated March 7, 2018 to Promissory Note, dated February 2, 2018, by and among Stein Mart, Inc. as borrower and Sun Trust Bank, as Trustee, incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.44
Promissory Note, dated July 31, 2018, by Stein Mart, Inc., as borrower, to SunTrust Bank, as Trustee, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 2, 2018

10.45
Promissory Note, dated March 23, 2020, by Stein Mart, Inc., as borrower, to SunTrust Bank, as Trustee, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2020

10.46
Term Loan Agreement, dated as of March 14, 2018, by and among Stein Mart, Inc. as Lead Borrower, the additional borrowers named therein, the guarantors named therein, Gordon Brothers Finance Company, and the other lender parties thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2018

10.47
First Amendment to Term Loan Credit Agreement, dated May 10, 2018, by and among Stein Mart, Inc., Stein Mart Buying Corp., the guarantors named therein, Gordon Brothers Finance Company and the other lenders named therein, incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2018

10.48
Second Amendment to Term Loan Credit Agreement, dated September 18, 2018, by and among Stein Mart, Inc., Stein Mart Buying Corp., the guarantors named therein, Gordon Brothers Finance Company and the other lenders named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2018

10.49
Third Amendment to Term Loan Credit Agreement, dated February 26, 2019, by and among Stein Mart, Inc., Stein Mart Buying Corp., the guarantors named therein, Gordon Brothers Finance Company and the other lenders named therein, incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019

10.50+++
Fourth Amendment to Term Loan Credit Agreement, dated June 11, 2020, by and among Stein Mart, Inc., Stein Mart Buying Corp., the guarantors named therein, Gordon Brothers Finance Company and the other lenders named therein++

10.51
Intercreditor Agreement, dated as of March 14, 2018, by and between Wells Fargo Bank, National Association, and Gordon Brothers Finance Company, and acknowledged by Stein Mart. Inc., the other borrowers signatory thereto, and the other guarantors signatory thereto, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 14, 2018

10.52
Amendment No. 1 to Intercreditor Agreement, dated September 18, 2018, by and among Wells Fargo Bank, National Association and Gordon Brothers Finance Company, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 19, 2018

10.53+++	Amendment No. 2 to Intercreditor Agreement, dated June 11, 2020, by and among Wells Fargo Bank, National Association and Gordon Brothers Finance Company

10.54*
Change of Control Agreement, dated December 17, 2018, between Stein Mart, Inc. and James B. Brown, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2018

10.55*	Stein Mart, Inc. Severance Policy effective January 22, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2019

10.56*	Employment Agreement, dated May 7, 2019, between Stein Mart, Inc. and James B. Brown, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 7, 2019

10.57
Termination and Settlement Agreement, dated April 16, 2020, by and among Stratosphere Holdco, LLC, Stratosphere Merger Sub, Inc., and Stein Mart, Inc., incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 16, 2020

21.1+++	Subsidiaries of the Company

23.1+++	Consent of KPMG LLP

31.1+++	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2+++	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

32.1+++	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2+++	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.1	Interactive data files from Stein Mart, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2020
*Management contract or compensatory plan or arrangements.
+ Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities Exchange Commission.
++ Certain portions of the exhibit have been omitted pursuant to the Regulation S-K Item 601(b) because it is both (i) not material to investors and (ii) likely to cause competitive harm to the Company if publicly disclosed.
+++ Filed herewith.
ITEM 16. FORM 10-K SUMMARY
An optional summary of the information required by this Form 10-K is not included in this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEIN MART, INC.

Date:	June 15, 2020	By:	/s/ D. Hunt Hawkins
D. Hunt Hawkins
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the Fifteenth day of June 2020.

/s/ Jay Stein	/s/ Irwin Cohen
Jay Stein Chairman of the Board	Irwin Cohen Director

/s/ D. Hunt Hawkins	/s/ Thomas L. Cole
D. Hunt Hawkins Chief Executive Officer and Director	Thomas L. Cole Director

/s/ MaryAnne Morin	/s/ Timothy Cost
MaryAnne Morin President and Director	Timothy Cost Director

/s/ James B. Brown	/s/ Lisa Galanti
James B. Brown Executive Vice President and Chief Financial Officer	Lisa Galanti Director

/s/ E. Chantelle Quick	/s/ Richard L. Sisisky
E. Chantelle Quick Senior Vice President and Chief Accounting Officer	Richard L. Sisisky Director

/s/ Burton M. Tansky
Burton M. Tansky Director

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Stein Mart, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Stein Mart, Inc. and subsidiaries (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended February 1, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company temporarily closed all of its stores as a result of the COVID-19 pandemic, which has caused a material adverse effect on the Company’s sales, results of operations, liquidity, and cash flows. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of February 3, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended.
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
Jacksonville, Florida
June 15, 2020

Stein Mart, Inc.
Consolidated Balance Sheets
(In thousands, except for share and per share data)

	February 1, 2020	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$9,499	$9,049
Inventories	248,588	255,884
Prepaid expenses and other current assets	23,032	28,326
Total current assets	281,119	293,259
Property and equipment, net	101,893	119,740
Operating lease assets	356,347	—
Other assets	26,155	24,108
Total assets	$765,514	$437,107
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,312	$89,646
Current portion of operating lease liabilities	82,126	—
Accrued expenses and other current liabilities	80,231	77,650
Total current liabilities	249,669	167,296
Long-term debt	141,438	153,253
Deferred rent	—	39,708
Non-current operating lease liabilities	310,290	—
Other liabilities	32,179	33,897
Total liabilities	733,576	394,154
COMMITMENTS AND CONTINGENCIES (Note 11)
Shareholders’ equity:
Preferred stock - $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; 48,354,642 and 47,874,286 shares issued and outstanding, at February 1, 2020 and February 2, 2019, respectively	484	479
Additional paid-in capital	61,744	60,172
Retained deficit	(30,534)	(17,951)
Accumulated other comprehensive income	244	253
Total shareholders’ equity	31,938	42,953
Total liabilities and shareholders’ equity	$765,514	$437,107

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.
Consolidated Statements of Operations
(In thousands, except for per share amounts)

	Year Ended February 1, 2020	Year Ended February 2, 2019
Net sales	$1,219,258	$1,257,278
Other revenue	17,215	15,454
Total revenue	1,236,473	1,272,732
Cost of merchandise sold	901,043	919,810
Selling, general and administrative expenses	336,134	348,236
Operating (loss) income	(704)	4,686
Interest expense, net	9,111	10,882
Loss before income taxes	(9,815)	(6,196)
Income tax expense (benefit)	648	(25)
Net loss	$(10,463)	$(6,171)
Net loss per share:
Basic	$(0.22)	$(0.13)
Diluted	$(0.22)	$(0.13)
Weighted-average shares outstanding:
Basic	47,417	46,706
Diluted	47,417	46,706

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended February 1, 2020	Year Ended February 2, 2019
Net loss	$(10,463)	$(6,171)
Other comprehensive income, net of tax:
Change in post-retirement benefit obligations (See Note 9):
Other comprehensive income before reclassifications	56	481
Amounts reclassified from accumulated other comprehensive income	(65)	18
Comprehensive loss	$(10,472)	$(5,672)

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance on February 3, 2018	47,978	$480	$56,002	$(11,843)	$(246)	$44,393
Net loss	—	—	—	(6,171)	—	(6,171)
Other comprehensive income, net of tax	—	—	—	—	499	499
Common shares issued under employee stock purchase plan	215	2	200	—	—	202
Reacquired shares	(122)	(1)	(141)	—	—	(142)
Issuance of restricted stock, net	(197)	(2)	2	—	—	—
Share-based compensation	—	—	4,109	—	—	4,109
Dividends, net of forfeitures	—	—	—	63	—	63
Balance on February 2, 2019	47,874	$479	$60,172	$(17,951)	$253	$42,953
Net loss	—	—	—	(10,463)	—	(10,463)
Other comprehensive loss, net of tax	—	—	—	—	(9)	(9)
Common shares issued under employee stock purchase plan	276	3	178	—	—	181
Reacquired shares, net	(114)	(1)	(131)	—	—	(132)
Issuance of restricted stock, net	319	3	(3)	—	—	—
Share-based compensation	—	—	1,528	—	—	1,528
Dividends, net of forfeitures	—	—	—	13	—	13
Adjustment for adoption of accounting standard	—	—	—	(2,133)	—	(2,133)
Balance on February 1, 2020	48,355	$484	$61,744	$(30,534)	$244	$31,938

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended February 1, 2020	Year Ended February 2, 2019
Cash flows from operating activities:
Net loss	$(10,463)	$(6,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,162	31,480
Share-based compensation	1,528	4,109
Store closing (benefits) charges	(31)	215
Impairment of property and other assets	791	3,944
Loss on disposal of property and equipment	191	680
Changes in assets and liabilities:
Inventories	7,296	14,353
Prepaid expenses and other current assets	4,495	(1,706)
Other assets	(5,508)	(1,350)
Accounts payable	(2,715)	(29,823)
Accrued expenses and other current liabilities	1,396	(635)
Operating lease assets and liabilities, net	(4,276)	—
Other liabilities	(4,169)	(6,194)
Net cash provided by operating activities	16,697	8,902
Cash flows from investing activities:
Net acquisition of property and equipment	(5,832)	(8,993)
Proceeds from canceled corporate-owned life insurance policies	2,900	2,514
Proceeds from insurance claims	82	296
Net cash used in investing activities	(2,850)	(6,183)
Cash flows from financing activities:
Proceeds from borrowings	409,348	1,107,183
Repayments of debt	(421,348)	(1,109,208)
Debt issuance costs	—	(1,146)
Cash dividends paid	(97)	(223)
Capital lease payments	(1,349)	(736)
Proceeds from exercise of stock options	181	202
Repurchase of common stock	(132)	(142)
Net cash used in financing activities	(13,397)	(4,070)
Net increase (decrease) in cash and cash equivalents	450	(1,351)
Cash and cash equivalents at beginning of year	9,049	10,400
Cash and cash equivalents at end of year	$9,499	$9,049
Supplemental disclosures of cash flow information:
Income taxes paid (received)	$188	$(443)
Interest paid	8,459	10,312
Accruals and accounts payable for capital expenditures	805	242
Property and equipment acquired through capital lease	4,855	35

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
1. Summary of Significant Accounting Policies and Other Information
Nature of Business
As of February 1, 2020, Stein Mart, Inc. operated a chain of 283 retail stores in 30 states and an Ecommerce site that offers the fashion merchandise, service and presentation of a specialty store at prices competitive with off-price retail chains.
As used herein, the terms “we,” “our,” “us,” "the Company," and “Stein Mart” refer to Stein Mart, Inc. and its wholly-owned subsidiaries, Stein Mart Buying Corporation and Stein Mart Holding Corporation.
Subsequent Events and Going Concern
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during the first half of March, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. In March 2020, we announced the temporary closure of all stores for an unknown period of time and significant actions taken to mitigate the ongoing impact of the COVID-19 pandemic on our cash flows to protect our business and associates for the long term in response to the crisis. Such actions include targeted reductions in discretionary operating expenses such as advertising and payroll expenses, including furloughing a significant number of our employees and temporarily reducing the payroll of remaining employees; reducing capital expenditures, reducing merchandise receipts; and utilizing funds available under our Revolving Credit Facility and Third Promissory Note. Further, we have sought and are seeking extended payment terms with all vendors, including merchandise, expense and rent vendors. We started reopening stores on April 23, 2020 as government jurisdictions have allowed, and as of the date of this filing, we have reopened substantially all of our stores with limited operating hours. We are unable to predict when all of our stores will reopen or if additional periods of store closures will be needed or mandated.
Continued impacts of the pandemic have had a material adverse impact on our revenues, earnings, liquidity and cash flows, and may require significant additional actions in response, including, but not limited to, further employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of our products, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time.
The significant risks and uncertainties related to the Company's liquidity described above raise substantial doubt about the Company's ability to continue as a going concern over the next twelve months. The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.
Consolidation
The accompanying Consolidated Financial Statements include the accounts of Stein Mart and its wholly-owned subsidiaries. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All inter-company accounts have been eliminated in consolidation.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
Fiscal Year End
Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2019 and 2018 ended on February 1, 2020 and February 2, 2019, respectively. Fiscal 2019 and 2018 both included 52 weeks. References to years in these Consolidated Financial Statements relate to fiscal years rather than calendar years.
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
Cash and Cash Equivalents
Included in cash and cash equivalents are cash on hand in the stores, deposits with banks and amounts due from credit card transactions with settlement terms of five days or less. Credit and debit card receivables included within cash were $7.2 million at February 1, 2020, and $6.8 million at February 2, 2019. We have no restrictions on our cash and cash equivalents.
Retail Inventory Method and Inventory Valuation
Inventories are valued using the lower of cost or market value, determined by the retail inventory method. Under the retail inventory method (“RIM”), the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. RIM is an averaging method that is widely used in the retail industry. The use of the retail inventory method results in valuing inventories at lower of cost or market as permanent markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the RIM calculation are certain significant management judgments and estimates including, among others, merchandise markon, markup, markdowns and shrinkage, which significantly affect the ending inventory valuation at cost as well as the corresponding charge to cost of merchandise sold. In addition, failure to take appropriate permanent markdowns currently can result in an overstatement of inventory.
We perform physical inventory counts at all stores once per year, in either the summer or January. Included in the carrying value of merchandise inventories between physical counts is a reserve for estimated shrinkage. That estimate is based on historical physical inventory results. The difference between actual and estimated shrinkage may cause fluctuations in quarterly results but was not significant in 2019 or 2018.
Vendor Allowances
We receive certain allowances from some of our vendors, primarily related to markdown reimbursement, damaged/defective merchandise and vendor non-compliance issues. Vendor allowances are recorded when earned in accordance with GAAP. Allowances received from vendors related to the profitability of inventory recently sold are reflected as reductions to cost of merchandise sold in the later of the period that the merchandise markdown is incurred or the allowance is negotiated. Allowances received from vendors related to damaged/defective inventory are reflected as reductions in the cost of merchandise as it is received. Allowances received due to compliance issues (primarily violations of shipping and merchandise preparation requirements) are reflected as a reduction in the cost of the merchandise when identified during the receiving process.
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

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
Impairment of Long-Lived Assets
We follow the guidance of GAAP, which requires impairment losses to be recorded on long-lived assets used in operations, including right-of-use assets, whenever events or changes in circumstances occur that result in our inability to recover the carrying amount of the asset or asset group. If an asset or asset group is not recoverable, an impairment loss is recognized for the amount by which the carrying value of the asset or asset group exceeds the fair value of the asset or asset group. Impairment reviews are performed for individual stores, considered an asset group, during the fourth quarter or more frequently should circumstances change. Factors used in the review include management’s plans for future operations, recent operating results and projected cash flows. The asset group is deemed unrecoverable if the carrying value of the asset group exceeds projected future cash flows. The amount of the impairment loss is measured as the amount by which the carrying value of the asset group exceeds the present value of the projected future cash flows. The impairment loss is allocated to the individual assets of the asset group up to the individual asset's fair value. See Note 4, "Property and Equipment, Net", for further discussion.
Fair Value Measurements
We follow the guidance of GAAP, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes the following three-level hierarchy based upon the transparency of inputs to the valuation of an asset or liability on the measurement date:
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
Assets and liabilities measured at fair value on a recurring basis include cash and cash equivalents. Assets and liabilities measured on a non-recurring basis include store related assets as used in our impairment calculations. See Note 4, "Property and Equipment, Net", for further discussion.
As our primary debt obligations are at a variable rate, there are no significant differences between the estimated fair value (Level 2 measurements) and the carrying value of our debt obligations at February 1, 2020 and February 2, 2019.
Store Closing Costs
We close under-performing stores in the normal course of business. We follow the guidance in GAAP to record store closing costs, which are included in selling, general and administrative expenses (“SG&A”) in the Consolidated Statements of Operations. GAAP requires the recognition of costs associated with exit or disposal activities when they are incurred, generally the cease-use date. We closed four stores in 2019 and eight stores in 2018, incurring lease termination and severance costs. Lease termination costs are net of estimated sublease income that could reasonably be obtained for the properties. During 2019, we recorded net store closing costs of $1.4 million. During 2018, we recorded net store closing costs of $1.1 million.
Accounts Payable
Accounts payable represents amounts owed by us to third parties at the end of the period. Accounts payable includes $11.3 million of book cash overdrafts in excess of cash balances in such accounts at February 1, 2020 and $0.4 million of book cash overdrafts in excess of cash balances in such accounts at February 2, 2019. We include the change in book cash overdrafts in operating cash flows in the Consolidated Statements of Cash Flows.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
Insurance Reserves
We use a combination of insurance and self-insurance to mitigate various risks, including workers’ compensation, general liability and associate-related health care benefits, a portion of which is paid by the covered employees. We are responsible for paying the claims that are less than the insured limits. The reserves recorded for these claims are estimated actuarially, based on claims filed and claims incurred but not yet reported. These reserve estimates are adjusted based upon actual claims filed and settled, which are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Hurricanes
There were no notable losses attributable to Hurricanes in fiscal 2019. During the third quarter of fiscal 2018, hurricanes Florence and Michael made landfall in the Carolinas and Florida, respectively. In 2018, we recognized a loss of approximately $1.0 million attributable to hurricane-related expenses, mainly related to damaged inventory. We also received $1.2 million in insurance recoveries in 2018.
Store Pre-Opening Costs
Costs incurred prior to the date that new stores open are expensed as incurred. These pre-opening costs are included in SG&A in the Consolidated Statements of Operations. Pre-opening costs include, among other items, payroll for store set-up, advertising and pre-opening rent.
Comprehensive Loss
Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that, under GAAP, are recorded as an element of shareholders’ equity but are excluded from net income (loss). Accumulated other comprehensive income (loss) in 2019 and 2018 includes changes in postretirement benefits. See Note 9, "Employee Benefit Plans", for further discussion.
Revenue Recognition
Revenue from sales of our merchandise is recognized at the time of sale net of any returns, discounts and percentage-off coupons. Our Ecommerce operation records revenue as online orders are fulfilled and provided to a carrier for delivery from vendor and/or our warehouse. Store sales include online orders that are fulfilled and shipped or picked up from our stores. Shipping and handling fees charged to customers are also included in total net sales with corresponding costs recorded as cost of merchandise sold as they are considered a fulfillment cost. Future merchandise returns are estimated based on historical experience. Sales tax collected from customers is not recognized as revenue and is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets until paid. Our shoe department and vintage luxury handbag department inventories are each owned by separate single suppliers under supply agreements. Our commissions from the sales in these areas are included in net sales on the Consolidated Statements of Operations.
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
Our gift and merchandise return cards may not ultimately be redeemed either in full or partially. We account for this “breakage” of unused amounts as revenue in proportion to the pattern of rights exercised by the customer. Breakage revenue is recorded within other revenue in the Consolidated Statements of Operations. During 2019 and 2018, we recognized $2.0 million and $1.7 million, respectively, of breakage revenue on unused gift and merchandise return cards.

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
Once a card is activated, the card holders are eligible to participate in the Stein Mart SMart Rewards Program, which provides for an incentive to card holders in the form of reward points for which certificates (Stein Mart SMart Cash) are issued in $10 increments, which is equivalent to 1,000 points. Points are valued at the stand-alone selling price of the certificates issued. We defer a portion of our revenue for loyalty points earned by customers using the co-branded and private label cards and recognize the revenue as the certificates earned are used to purchase merchandise by our customers. This revenue is recorded within other revenue in the Consolidated Statements of Operations.
Certificates may not ultimately be redeemed either in full or partially. We account for this “breakage” of unused amounts as revenue in proportion to the pattern of rights exercised by the customer. Breakage revenue is recorded within other revenue in the Consolidated Statements of Operations. During 2019 and 2018, we recognized $6.7 million and $5.7 million, respectively, of breakage revenue on unused credit card reward certificates and points.
Stein Mart card holders also receive special promotional offers and advance notice of in-store sales events.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
Operating Leases
We lease all our retail store locations, support facilities and certain equipment under operating leases. Annual store rent is generally comprised of a fixed minimum amount plus an insignificant contingent amount based on a percentage of sales in excess of specified levels. Most store leases also require additional payments covering real estate taxes, common area costs and insurance. Certain lease agreements contain rent holidays, and/or rent escalation clauses. Except for contingent rent, we recognize rent expense on a straight-line basis over the lease term. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when achievement of the specified sales that triggers the contingent rent is probable. Construction allowances and other such lease incentives are recorded on the Consolidated Balance Sheets and are amortized on a straight-line basis as a reduction of rent expense. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement or modification date in determining the present value of lease payments. Contingent rent expense was $0.1 million and $0.3 million during fiscal 2019 and 2018, respectively.
Capital Leases
During fiscal year 2019, Stein Mart entered into two separate finance agreements for Light-Emitting Diode ("LED") lighting in certain of our stores. One agreement is for a term of four years and the second agreement is for a term of three years. Depending on the scope of the lighting remodel, the leased lighting equipment has a useful life of five years or ten years; the equipment will be depreciated on a straight-line basis over the respective periods. The leased equipment was recorded at the present value of the minimum lease payments, as this is equal to the fair value of the equipment. This is in addition to the networking and telephone equipment obtained through capital leases during fiscal year 2017.
The gross value of assets subject to capital leases was $6.9 million as of February 1, 2020, and is included in property and equipment, net on the Consolidated Balance Sheets. The remaining capital lease obligation of $4.8 million is split between accrued expenses and other current liabilities for the short-term portion and other liabilities for the long-term portion on the Consolidated Balance Sheets.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expenses of $61.5 million and $57.9 million are reflected in SG&A in the Consolidated Statements of Operations for 2019 and 2018, respectively.
Income Taxes
We account for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized. See Note 8, "Income Taxes", for further discussion.
Share-Based Compensation
We recognize share-based compensation expense in the Consolidated Financial Statements for the grant date fair values of all share-based payments to employees over the employees’ requisite service periods. We elect to estimate forfeitures expected to occur to determine the amount of share-based compensation cost to recognize in each period, and all cash payments made to taxing authorities on the employees’ behalf for shares withheld at settlement are to be presented as financing activities on the Statement of Cash Flows. See Note 10. "Shareholders' Equity" for further discussion.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
Earnings (Loss) Per Share (“EPS”)
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
For the years ended February 1, 2020 and February 2, 2019, there were 0.3 million shares and 0.6 million shares, respectively, excluded from the diluted EPS calculation because the impact of their assumed exercise would be antidilutive due to net losses in those respective periods. These shares are comprised of a mix of performance awards, restricted stock awards, and restricted stock units. For periods of net loss, basic and diluted EPS are the same, as the assumed conversion of stock options and performance awards are antidilutive.
Diluted weighted-average shares outstanding also excludes approximately 2.5 million shares and 2.3 million shares during 2019 and 2018, respectively, that were out-of-the-money. These shares are comprised of a mix of stock options, performance awards and restricted stock. Stock options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been antidilutive. Restricted stock and performance shares excluded were shares that were antidilutive as calculated using the treasury stock method.
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
Recently Adopted Accounting Pronouncements
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
See Note 7. "Leases" for additional information.

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
2. Revision of Previously Issued Financial Statements
During the quarter ended May 4, 2019, we identified a financial statement misstatement related to previous impairment calculations, which resulted in an overstatement of property and equipment, net, and an understatement of retained deficit of $4.1 million as of February 2, 2019. The error also resulted in an understatement of selling, general and administrative expenses of $0.2 million for the year ended February 2, 2019. Based on an analysis of quantitative and qualitative factors, we determined that the error was not material to our prior interim and annual financial statements. To correct this error, we revised the accompanying Consolidated Balance Sheets as of February 2, 2019 and the Statement of Operations, Comprehensive Loss, Shareholders' Equity, and Cash Flows for the year then ended.
3. Revenue Recognition
The following table sets forth our revenue by type of contract (in thousands):

	Year Ended February 1, 2020	Year Ended February 2, 2019
Store sales (1)	$1,150,625	$1,179,293
Ecommerce sales (1)	44,248	53,137
Licensed department commissions (2)	24,385	24,848
Net sales	1,219,258	1,257,278
Credit card revenue (3)	8,108	7,561
Breakage revenue (4)	8,700	7,424
Other	407	469
Other revenue	17,215	15,454
Total revenue	$1,236,473	$1,272,732
_______________
(1)Store and Ecommerce sales are net of any returns, discounts and percentage-off coupons. During fiscal 2019, there has been a shift in online order fulfillment from vendor and/or our warehouse to our stores. Online orders fulfilled from our stores are included in store sales.
(2)Licensed department commissions received are net of any returns.
(3)Credit card revenue earned from Synchrony programs.
(4)Breakage revenue earned on unused gift and merchandise return cards and unused certificates and loyalty reward points.

The following table sets forth the contract liabilities in accrued expenses and other current liabilities and their relationship to revenue (in thousands):

	February 1, 2020	February 2, 2019
Deferred revenue contracts	$(9,424)	$(11,017)
Gift card liability	(11,488)	(12,246)
Credit card reward liability	(7,261)	(5,583)
Liability for deferred revenue	$(28,173)	$(28,846)

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
The following table sets forth a rollforward of the amounts included in contract liabilities for the periods presented (in thousands):

	Year Ended February 1, 2020	Year Ended February 2, 2019
Beginning balance	$28,846	$29,381
Current period gift cards sold and loyalty reward points earned	39,909	39,402
Net sales from redemptions (1)	(30,289)	(30,918)
Breakage and amortization (2)	(10,293)	(9,019)
Ending balance	$28,173	$28,846
_______________
(1)$7.5 million and $8.3 million in net sales from redemptions were included in the beginning balance of contract liabilities for the 52 weeks ended February 1, 2020 and 52 weeks ended February 2, 2019, respectively.
(2)$4.3 million and $3.8 million in breakage and amortization were included in the beginning balance of contract liabilities for the 52 weeks ended February 1, 2020 and 52 weeks ended February 2, 2019, respectively.
4. Property and Equipment, Net
The following table sets forth property and equipment, net (in thousands):

	February 1, 2020	February 2, 2019
Fixtures, equipment and software	$245,034	$243,727
Leasehold improvements	132,772	127,806
Total	377,806	371,533
Accumulated depreciation and amortization	(275,913)	(251,793)
Property and equipment, net	$101,893	$119,740
During 2019 and 2018, we recorded asset impairment charges in SG&A of $0.7 million and $3.9 million, respectively, to reduce the carrying value of fixtures, equipment and leasehold improvements held for use and certain other assets in under-performing or closing stores to their respective estimated fair value.
Store assets are considered Level 3 assets in the fair value hierarchy as the inputs for calculating the fair value of these assets are based on the best information available, including prices for similar assets.
5. Accrued Expenses and Other Current Liabilities
The following table sets forth the major components of accrued expenses and other current liabilities (in thousands):

	February 1, 2020	February 2, 2019
Property taxes	$20,532	$18,852
Unredeemed gift and merchandise return cards	11,488	12,246
Compensation and employee benefits	7,448	9,271
Accrued vacation	3,909	4,365
Other	36,854	32,916
Accrued expenses and other current liabilities	$80,231	$77,650

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
6. Debt
The following table sets forth our debt (in thousands):

	February 1, 2020	February 2, 2019
Revolving credit facility	$107,100	$119,100
Term loan	35,000	35,000
Total debt	142,100	154,100
Debt issuance costs	(662)	(847)
Long-term debt (1)	$141,438	$153,253
_______________
(1)As of the periods presented above, all debt is considered to be long-term. However, due to the uncertainties concerning the Company's future liquidity and on-going covenant compliance as a result of the impact of the COVID-19 pandemic on the Company's business as discussed in more detail in Note 1. "Summary of Significant Accounting Policies and Other Information", the amount outstanding under our Term Loan will be classified as a current liability in the consolidated balance sheet as of the end of the first quarter 2020.
Revolving Credit Facility and Equipment Term Loan
On February 3, 2015, we entered into a $250.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank (“Wells Fargo”) with an original maturity of February 2020 (the “Revolving Credit Facility”) and a secured $25.0 million master loan agreement with Wells Fargo Equipment Finance, Inc. (the “Equipment Term Loan”) with an original maturity of February 2018. Borrowings under the Revolving Credit Facility were initially used for a special dividend but are subsequently being used for working capital, capital expenditures and other general corporate purposes. During 2015, debt issuance costs of $0.4 million were associated with the Revolving Credit Facility and the Equipment Term Loan. Debt issuance costs associated with the Credit Agreement were being amortized over its respective term. We repaid the Equipment Term Loan in full on January 22, 2018, at which time the associated debt issuance costs were fully amortized.
On February 19, 2018, we entered into Amendment No. 1 (the “Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Credit Agreement Amendment provided for, among other things, an Accommodation Period (as defined in the Credit Agreement Amendment) during which we were not required to meet the Fixed Charge Coverage Ratio (as defined in the Credit Agreement). This change permitted us to borrow the full amount of the then-applicable borrowing base until we delivered our financial statements for the Measurement Period (as defined in the Credit Agreement) ended February 28, 2018. Pursuant to the Credit Agreement Amendment, a Cash Dominion Event (as defined in the Credit Agreement Amendment) occurred as of the effective date of the Credit Agreement Amendment and at all times thereafter. Because of the Cash Dominion Event, all of our cash receipts were swept daily to repay outstanding borrowings under the Credit Agreement and the amount outstanding under the Credit Agreement was classified as a short-term obligation. As noted below, the Third Credit Agreement Amendment removed the Cash Dominion Event effective September 18, 2018.
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
The total amount available for borrowings under the Credit Agreement is the lesser of $240.0 million or 100 percent of eligible credit card receivables and the net recovery percentage of eligible inventories less reserves. On February 1, 2020, in addition to outstanding borrowings under the Credit Agreement, we had $7.9 million of outstanding letters of credit and our Excess Availability (as defined in the Credit Agreement) was $54.2 million on February 1, 2020. In addition, we had $13.1 million available, on a short-term basis, to borrow that would be collateralized by life insurance policies at the end of the year.
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
Borrowings under the Credit Agreement are either base rate loans or London Interbank Offered Rate (“LIBOR”) loans. LIBOR loans bear interest equal to the adjusted LIBOR plus the applicable margin (125 to 175 basis points), depending on the quarterly average excess availability. Base Rate Loans bear interest equal to the highest of (a) the Federal Funds Rate plus 0.50 percent, (b) the adjusted LIBOR plus 1.00 percent, or (c) the Wells Fargo “prime rate,” plus the Applicable Margin (25 to 75 basis points).
The weighted average interest rate for the amount outstanding under the Credit Agreement was 3.29 percent as of February 1, 2020.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
During the first quarter of 2020, due to the financial and operating impacts of the COVID-19 pandemic, certain Events of Default occurred that were subsequently waived on June 11, 2020, when we entered into Amendment No. 5 (the "Fifth Credit Agreement Amendment") to the Credit Agreement with Wells Fargo. The Fifth Credit Agreement Amendment provides for, among other things, the waiver of certain Events of Default and the modification of certain provisions of the Credit Agreement subject to the conditions set forth in the Fifth Credit Agreement Amendment. The Events of Default, which include the presence of a “going concern” explanatory paragraph in the report of our independent registered public accounting firm on our financial statements as of and for the year ended February 1, 2020, are further defined under Specified Defaults in the Fifth Credit Agreement Amendment. See Note 1, "Summary of Significant Accounting Policies and Other Information" of the Notes to Consolidated Financial Statements for further discussion of our going concern evaluation. Due to the uncertainties concerning the Company's future liquidity and on-going covenant compliance as a result of the impact of the COVID-19 pandemic on the Company's business, the amount outstanding under our Credit Facilities will be classified as a current obligation in the consolidated balance sheet as of the end of the first quarter 2020.
Pursuant to the Fifth Credit Agreement Amendment, a Cash Dominion Event, as defined in the Fifth Credit Agreement Amendment, occurred as of the effective date of such amendment through and including the first anniversary of the Fifth Credit Agreement Amendment, and at all times thereafter unless certain conditions are met, as further set forth in the Fifth Credit Agreement Amendment. As a result of the Cash Dominion Event, all of our cash receipts are swept daily to repay borrowings under the Credit Agreement. The Credit Agreement matures in September 2023; however, as a result of the Cash Dominion Event, the amount outstanding under the Credit Agreement is considered a short-term obligation as of the amendment date until the conditions to remedy the Cash Dominion Event have occurred, as defined, but not before the first anniversary of the Fifth Credit Agreement Amendment. We manage our cash on a daily basis and borrow against the Credit Agreement based on our daily cash disbursement needs. As long as we remain within the terms of the Credit Agreement, the lenders are obligated to allow us to draw up to our borrowing availability.
The Fifth Credit Agreement Amendment revised the definition of Excess Availability to exclude past-due payables that are greater than sixty (60) days past due, and added a financial covenant requiring minimum Excess Availability equal to the greater of (i) five percent (5%) of the Combined Loan Cap (as defined in the Credit Agreement) and (ii) $10,000,000 during the Accommodation Period, which is defined as the date of the Fifth Credit Agreement Amendment through and including October 3, 2020 (the “Accommodation Period”), and thereafter requiring minimum Excess Availability equal to the greater of (i) ten percent (10%) of the Combined Loan Cap (as defined in the Credit Agreement) and (ii) $20,000,000. Additionally, the Fifth Credit Agreement Amendment added a definition for Liquidity (as defined in the Fifth Credit Agreement Amendment), which includes, in addition to Excess Availability (less required minimum Excess Availability), amounts available in Blocked Accounts (as defined in the Credit Agreement) and amounts available for borrowing under the Trust (as defined below) and further provided for our provision of a Budget (as defined in the Fifth Credit Agreement Amendment) to Wells Fargo. Additional Events of Default under the Credit Agreement include (i) certain material deviations from the Budget calculated on a rolling 4-week basis, (ii) certain material deviations from the Budget on a rolling basis, which can be less than 4 weeks if we have failed to maintain Liquidity of $12.5 million, and (iii) failure to maintain Liquidity of $7.5 million.
As a result of the Fifth Credit Agreement Amendment, LIBOR loans bear interest equal to the adjusted LIBOR plus the applicable margin (175 to 225 basis points) depending on the quarterly average excess availability for the immediately preceding fiscal quarter. Base Rate Loans bear interest equal to the highest of (a) the Federal Funds Rate plus 0.50 percent, (b) the adjusted LIBOR plus 1.00 percent, or (c) the Wells Fargo “prime rate,” plus the Applicable Margin (75 to 125 basis points). The Fifth Credit Agreement Amendment provides that during the Accommodation Period, the applicable margin will be 225 and 125 for LIBOR loans and Base Rate Loans, respectively.
As a prerequisite to obtaining the Fifth Credit Agreement Amendment, we are required to pay $2.5 million, pursuant to a payment plan, for outstanding accounts payable factored by Wells Fargo Trade Capital Services.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
The Fifth Credit Agreement Amendment also added or amended certain definitions and terms including the LIBO Replacement and Benchmark Transition Event, Accelerated Borrowing Base Weekly Delivery Event, Early Termination Fee, and certain financial covenants, all of which are defined in the Fifth Credit Agreement Amendment.
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
The weighted average interest rate for the amount outstanding under the Term Loan was 10.16 percent as of February 1, 2020.
On June 11, 2020, we entered into the Fourth Amendment to the Term Loan Credit Agreement and Waiver (the "Fourth Term Loan Amendment") with Gordon Brothers Finance Company. The Fourth Term Loan Amendment provides for, among other things, the waiver of certain Events of Default and the modification of certain provisions of the Term Loan, subject to the conditions set forth in the Fourth Term Loan Amendment. The Events of Default, which include the presence of a “going concern” explanatory paragraph in the report of our independent registered public accounting firm on our financial statements as of and for the year ended February 1, 2020, are further defined under Specified Defaults in the Fourth Term Loan Amendment. See Note 1, "Summary of Significant Accounting Policies and Other Information" of the Notes to Consolidated Financial Statements for further discussion of our going concern evaluation. Due to the uncertainties concerning the Company's future liquidity and on-going covenant compliance as a result of the impact of the COVID-19 pandemic on the Company's business, the amount outstanding under our Term Loan will be classified as a current liability in the consolidated balance sheet as of the end of the first quarter 2020.
The Fourth Term Loan Amendment revised the definition of Revolving Excess Availability to exclude past-due payables that are greater than sixty (60) days past due, and added a financial covenant requiring minimum Revolving Excess Availability equal to the greater of (i) five percent (5%) of the Combined Loan Cap (as defined in the Term Loan Agreement) and (ii) $10,000,000 during the Accommodation Period, which is defined as the date of the Fourth Term Loan Amendment through and including October 3, 2020 (the “Term Loan Accommodation Period”), and thereafter requiring minimum Revolving Excess Availability equal to the greater of (i) ten percent (10%) of the Combined Loan Cap (as defined in the Term Loan Agreement) and (ii) $20,000,000. Additionally, the Fourth Term Loan Amendment added a definition for Liquidity (as defined in the Fourth Term Loan Amendment), which includes, in addition to Revolving Excess Availability (less required minimum Revolving Excess Availability), amounts available in Blocked Accounts (as defined in the Term Loan Agreement) and amounts available for borrowing under the Trust (as defined below) and further provided for our provision of a Budget (as defined in the Fourth Term Loan Amendment) to Gordon Brothers Finance Company. Additional Events of Default under the Credit Agreement include (i) certain material deviations from the Budget calculated on a rolling 4-week basis, (ii) certain material deviations from the Budget on a rolling basis, which can be less than 4 weeks if we have failed to maintain Liquidity of $12.5 million, and (iii) failure to maintain Liquidity of $7.5 million.
The Fourth Term Loan Amendment also added or amended certain definitions and terms including Accelerated Borrowing Base Weekly Delivery Event, and certain financial covenants, all of which are defined in the Fourth Term Loan Amendment. Additionally, our obligation to pay the Term Loan Prepayment Fee (as defined in the Term Loan) in the event the Term Loan is prepaid was extended to the third anniversary of the Fourth Term Loan Amendment.
The Term Loan Agent and Wells Fargo have entered into an Intercreditor Agreement dated as of March 14, 2018 (the “Intercreditor Agreement”), acknowledged by us under the Term Loan and the Credit Agreement. The Intercreditor Agreement was also amended on September 18, 2018 to incorporate the amendment to the Revolving Credit Facility and the Term Loan Agreement, and subsequently amended on June 11, 2020 to incorporate the Fifth Credit Agreement Amendment to the Revolving Credit Facility and Fourth Term Loan Amendment to the Term Loan Agreement.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
Promissory Note
We believe we can borrow, on a short-term basis and subject to the formal agreement of the lender, amounts up to the cash surrender value of the life insurance policies related to our executive deferred compensation plans to provide additional liquidity if needed. At February 1, 2020, the cash surrender value of our life insurance policies was $13.1 million.
On February 2, 2018, we executed a promissory note under which we borrowed approximately $13.7 million (the “Promissory Note”) from SunTrust Bank (the “Trustee”) in its capacity as the trustee under a trust agreement (the “Trust Agreement”) dated September 1, 1999. The trust established by the Trust Agreement (the “Trust”) holds certain life insurance policies related to our executive deferred compensation plans. The Trustee obtained loans from the insurance policies held in the Trust in an amount not less than the amount of the Promissory Note. The Promissory Note was a short-term obligation and the proceeds were used to pay down borrowings under the existing Credit Agreement, which provided additional availability under that agreement.
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
On July 31, 2018, we executed a second promissory note from SunTrust Bank for $13.0 million (the "Second Promissory Note"), which carried a fixed interest rate of 3.58 percent per annum and an original maturity date of September 10, 2018. This note included the same terms as the Promissory Note executed on February 2, 2018. On September 10, 2018, we repaid the outstanding balance of the Second Promissory Note.
Subsequent to year-end on March 23, 2020, we borrowed $9.9 million on the cash surrender value of our life insurance policies at a rate of 3.56 percent per annum, which accrues daily on the average loan balance for the number of days the loan is outstanding prior to the date of repayment (the "Third Promissory Note"). The cash surrender value of our life insurance was approximately $11.0 million at the time the Third Promissory Note was executed, due to changing market conditions subsequent to year-end. The proceeds of the Third Promissory Note will be used to pay down borrowings under the existing credit agreement, which provided additional availability under that agreement. The entire unpaid principal and accrued interest balance is due and payable on or before September 30, 2020.
The following table sets forth the aggregate maturities of our long-term debt at February 1, 2020, for the following fiscal years (in thousands)(1):

2020	$—
2021	—
2022	—
2023	142,100
2024	—
Thereafter	—
Total	$142,100
_______________
(1)Due to the uncertainties concerning the Company's future liquidity and on-going covenant compliance as a result of the impact of the COVID-19 pandemic on the Company's business as discussed in more detail in Note 1. "Summary of Significant Accounting Policies and Other Information", the amount outstanding under our Revolving Credit Facility and Term Loan will be classified as a current liability in the consolidated balance sheet as of the end of the first quarter 2020. The Third Promissory Note is also considered a current liability.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
7. Leases
We lease all of our retail store locations, support facilities and certain equipment under operating leases. Our store leases have varying terms and are generally for 10 years with options to extend the lease term for two or more 5-year periods. Annual store rent is generally comprised of a fixed minimum amount plus an insignificant contingent amount based on a percentage of sales in excess of specified levels. Most store leases also require additional payments covering real estate taxes, common area costs and insurance. Certain lease agreements contain rent holidays, and/or rent escalation clauses. Except for contingent rent, we recognize rent expense on a straight-line basis over the lease term. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when achievement of the specified sales that triggers the contingent rent is probable. Construction allowances and other such lease incentives are recorded on the Consolidated Balance Sheets and are amortized on a straight-line basis as a reduction of rent expense. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement or modification date in determining the present value of lease payments.
In addition to the operating lease assets presented on the Consolidated Balance Sheets, assets under finance leases of $6.9 million are included in property and equipment, net on the Consolidated Balance Sheets as of February 1, 2020. The remaining finance lease obligation is split between accrued expenses and other current liabilities for the short-term portion and other liabilities for the long-term portion on the Consolidated Balance Sheets.
The following table summarizes our classification of lease cost (in thousands):

	Statement of Operations Location	Year Ended February 1, 2020
Operating lease cost (1)	Selling, general and administrative expenses	$96,745
Finance lease cost:
Amortization of finance lease assets	Selling, general and administrative expenses	972
Interest on lease liabilities	Interest expense, net	193
Variable lease cost	Selling, general and administrative expenses	38,438
Net lease cost		$136,348
_______________
(1)Includes lease costs for short-term leases, which are immaterial.
As of February 1, 2020, the following table summarizes the maturity of our lease liabilities (in thousands):

	Operating Leases	Finance Leases	Total
2020	$100,428	$1,973	$102,401
2021	91,656	1,525	93,181
2022	77,337	1,259	78,596
2023	62,319	489	62,808
2024	48,523	1	48,524
After 2024	72,157	—	72,157
Total lease payments	452,420	5,247	457,667
Less: Interest	(60,004)	(496)	(60,500)
Present value of lease liabilities	$392,416	$4,751	$397,167

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
The following table summarizes our lease term and discount rate:

February 1, 2020
Weighted-average remaining lease term (years):
Operating leases	5
Finance leases	3
Weighted-average discount rate:
Operating leases	5.2%
Finance leases	6.9%

The following table summarizes the other information related to our lease liabilities (in thousands):

Year Ended February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$100,791
Operating cash flows from finance leases	192
Financing cash flows from finance leases	1,349

As of February 2, 2019, the aggregate minimum non-cancelable lease payments under operating leases were as follows (in thousands):

	Operating Leases	Finance Leases
2019	$101,139	$738
2020	93,190	574
2021	82,324	1
2022	66,820	—
2023	50,697	—
Thereafter	102,550	—
Total minimum lease payments	$496,720	1,313
Amount representing interest		(67)
Present value of minimum lease payments		1,246
Less: current portion		(685)
Long-term capital lease obligations		$561

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
8. Income Taxes
Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

	February 1, 2020	February 2, 2019
Deferred income tax assets:
Employee benefit expense	$5,124	$6,291
Deferred rents	8,889	9,786
Net operating loss carryforwards	1,898	2,380
Other	10,168	7,787
Total deferred income tax assets	26,079	26,244
Valuation allowance	(5,715)	(2,130)
Gross deferred income tax assets, net of valuation allowance	$20,364	$24,114
Deferred income tax liabilities:
Property and equipment	$(17,830)	$(22,399)
Inventories	(1,527)	(1,021)
Other	(1,007)	(694)
Total deferred income tax liabilities	(20,364)	(24,114)
Net deferred income tax assets (liabilities)	$—	$—
As of February 1, 2020, we do not believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets and therefore, we established a full valuation allowance in the amount of $5.7 million as of February 1, 2020 and $2.1 million as of February 2, 2019.
The valuation allowance will be maintained against the deferred tax assets until we believe it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more-likely-than-not standard, the valuation allowance would be reversed in the period that such determination is made.
As of February 1, 2020, we have tax credit carryforwards for federal income tax purposes of $0.9 million. Additionally, as of February 1, 2020, we have gross net operating loss carryforwards for State income tax purposes of $29.8 million that will begin to expire in 2024.
Subsequent to February 1, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in March 2020 that allows the carry back of net operating losses to prior years. Accordingly, the Company filed amended income tax returns for a net income tax refund of $2.9 million with the IRS and utilized $0.9 million of the tax credit carryforwards in our amended income tax returns.
The components of income tax (benefit) expense are as follows:

	Year Ended 2019	Year Ended 2018
Current:
Federal	$134	$—
State	514	(25)
Total current	648	(25)
Income tax expense (benefit)	$648	$(25)

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
Income tax expense differs from the amount of income tax determined by applying the statutory U.S. corporate tax rate to pre-tax amounts due to the following items:

	Year Ended 2019	Year Ended 2018
Federal tax at the statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	(1.9)%	(0.9)%
Permanent differences	(3.1)%	(37.8)%
Prior year true-up	10.3%	—%
Federal credits	3.6%	13.9%
Valuation allowance	(36.5)%	4.2%
Effective tax rate	(6.6)%	0.4%
The effective tax rate (“ETR”) represents the applicable combined federal and state statutory rates, reduced by the federal benefit of state taxes deductible on federal returns and adjusted for the effect of permanent differences.
As of February 1, 2020, there were no unrecognized tax benefits (“UTBs”) that, if recognized, would affect the ETR. We recognize interest and penalties related to UTBs in interest expense and penalties. During both 2019 and 2018, the amount of interest and penalties related to UTBs was less than $0.1 million, respectively. The total amount of accrued interest and accrued penalties related to UTBs as of February 1, 2020 and February 2, 2019 was less than $0.1 million, respectively.
We are currently open to audit under the statute of limitations by the Internal Revenue Service for the tax years 2016 through 2018. Our state tax returns are open to audit under statutes of limitations for the tax years 2014 through 2018.
9. Employee Benefit Plans
We have a defined-contribution retirement plan (a 401(k) plan) covering employees who are at least 21 years of age, have completed at least one year of service and who work at least one thousand hours annually. Beginning March 1, 2019, full-time associates became eligible to participate in the plan on the first of the month following 60 days of employment, instead of having to wait a year. Under the profit sharing portion of the plan, beginning March 1, 2019, we began making discretionary contributions that vest at a rate of 25 percent per year after two years of service. During 2018, we suspended our matching contribution until September 1, 2018. Beginning September 1, 2018, we matched 25 percent of an employee’s voluntary pre-tax contributions up to a maximum of 4 percent of an employee’s compensation. Our matching portion vests in accordance with the plan’s vesting schedule. Our contributions to the retirement plan, net of forfeitures, were $0.9 million for 2019 and $0.2 million for 2018 and are included in SG&A on the Consolidated Statements of Operations. Subsequent to year-end during March 2020, we suspended our matching contribution as a result of the impact of the COVID-19 pandemic. We are not certain as of the filing date of this Annual Report on Form 10-K as to when we may reinstate the company match.
We have an executive deferral plan providing officers, key executives and director-level employees with the opportunity to defer receipt of salary, bonus and other compensation. The plan allows for us to make discretionary contributions. During 2018, we suspended our matching contribution.
The executive deferral plan liability was $11.1 million at February 1, 2020 and $13.3 million at February 2, 2019 and is included in accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheets. In 2019, the expense for this plan, net of forfeitures, was $0.1 million. Forfeitures exceeded expense for this plan, resulting in $0.1 million of income in 2018.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
We provide an executive split-dollar life insurance benefit that provides officers, key executives and director-level employees with pre-retirement life insurance benefits based upon three to five times the current annual compensation. The discount rate used to determine the benefit obligation was 2.34 percent as of February 1, 2020 and 3.63 percent as of February 2, 2019. On February 1, 2018, we canceled the majority of our executive split-dollar life insurance policies.
The post-retirement benefit obligations included in other liabilities in the Consolidated Balance Sheets were $0.1 million for 2019 and 2018, respectively.
The net periodic postretirement benefit costs for both 2019 and 2018 were less than $0.1 million, respectively.
The following table sets forth the amounts included in accumulated other comprehensive income (loss) (in thousands):

	February 1, 2020	February 2, 2019
Total net actuarial gain	$48	$63
In connection with the executive deferral and executive split-dollar life insurance plans, whole life insurance contracts were purchased on the related participants. On February 1, 2020, and February 2, 2019, the cash surrender value of these policies was $13.2 million and $14.7 million, respectively, and is included in other assets in the Consolidated Balance Sheets.
We have a noncontributory executive retiree medical plan wherein eligible retired executives may continue their pre-retirement medical, dental and vision benefits through age 65. The postretirement benefit liability was $0.4 million at February 1, 2020, and $0.5 million at February 2, 2019. Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets includes $0.1 million in income for this plan at February 1, 2020, and $0.5 million at February 2, 2019. The expense recorded in net loss for 2019 and 2018 was less than $0.1 million each year.
10. Shareholders’ Equity
Dividends
In 2019 and 2018, there were no cash dividends declared.
Stock Repurchase Plan
During 2019 and 2018, we repurchased 130,044 shares and 121,801 shares, respectively, of our common stock in the open market at a total cost of $0.1 million in each period, respectively. Stock repurchases on the open market, under a Board of Directors authorized plan, were for taxes due on the vesting of employee stock awards. As of February 1, 2020, there are 366,889 shares that can be repurchased pursuant to the Board of Directors’ current authorization.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
Employee Stock Purchase Plan
In December 2017, our Board of Directors (the “Board”) adopted a new Employee Stock Purchase Plan (the “Stock Purchase Plan”), which was approved by our shareholders at our June 19, 2018 annual meeting. Under our Stock Purchase Plan, all employees who complete six months of employment and who work on a full-time basis or are regularly scheduled to work more than 20 hours per week are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan may purchase shares of our common stock at 85 percent of the lower of the fair market value of our stock determined at either the beginning or the end of each semi-annual option period. Shares eligible under the Stock Purchase Plan, which is effective for the years 2017 through 2027, are limited to 2.0 million shares in the aggregate. In 2019, the participants acquired 275,927 shares of common stock at a weighted-average per share price of $0.66. In 2018, the participants acquired 214,621 shares of common stock at a weighted-average per share price of $0.94. The fair value of Stock Purchase Plan shares was estimated using the Black-Scholes-Merton call option value model with the following weighted-average assumptions for 2019: expected volatility of 78.14 percent, a risk-free interest rate of 2.33 percent, a present-value discount factor of 1.0 and an expected term of six months. Share-based compensation expense for the Stock Purchase Plan was $0.1 million in 2019 and $0.2 million in 2018. We had 1.5 million shares authorized and available for grant under the Stock Purchase Plan at February 1, 2020. On January 31, 2020, we ceased employee withholdings related to the Stock Purchase Plan in anticipation of the Merger transaction as discussed in further detail in Note 14. "Merger Agreement". Subsequent to year-end, the Merger Agreement was terminated. We intend to commence withholdings during the second half of 2020.
Omnibus Plans
On January 23, 2018, our Board adopted the 2018 Omnibus Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance share awards and other equity-based awards to employees, directors and consultants of Stein Mart and our affiliates. The 2018 Plan replaced our 2001 Omnibus Plan (as amended and restated, the “2001 Plan”, and, together with the 2018 Plan, the “Omnibus Plans”). The 2018 Plan was approved at our 2018 annual meeting of shareholders. No further awards will be granted under the 2001 Plan. The Board, or a committee to which it delegates authority, determines the terms of all grants. The shares will be issued from authorized and unissued shares of our common stock. Expired and forfeited awards become available for re-issuance. Vesting and exercise are contingent on continued employment.
The following table sets forth the number of awards authorized and available for grant under the 2018 Plan at February 1, 2020 (shares in thousands):

2018 Plan
Total awards authorized	4,100
Awards available for grant	2,920
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

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
The following table sets forth the summary of stock option information for the year ended February 1, 2020 (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on February 2, 2019	2,034	$5.81
Canceled or forfeited	(595)	6.27
Outstanding on February 1, 2020	1,439	$5.62	4.21 years	$—
Exercisable stock options at February 1, 2020	796	$5.60	3.46 years	$—
The aggregate intrinsic value in the table above represents the excess of our closing stock price on February 1, 2020, the last business day of our 2019 fiscal year ($0.88 per share), over the exercise price, multiplied by the applicable number of in-the-money options, this amount changes based on the fair market value of our common stock. Because there were no in-the-money options outstanding and exercisable on February 1, 2020, the aggregate intrinsic value is zero.
As of February 1, 2020, there was $0.2 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 0.7 years using the mid-point method. There were no options granted during 2019 nor 2018. There were no options exercised in 2019 nor 2018.
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

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
The following table sets forth non-vested stock activity for the year ended February 1, 2020 (shares in thousands):

	Restricted Stock Awards		Restricted Stock Units		Performance Share Awards
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested on February 2, 2019	800	$2.84	1,355	$1.81	484	$0.80
Vested	(116)	5.32	(418)	2	—	—
Canceled or forfeited	(99)	3.03	(175)	1.85	(484)	0.80
Non-vested on February 1, 2020	585	$2.30	762	$1.80	—	$—
Total unrecognized compensation cost	$247		$442		$—
Weighted-average expected life remaining	0.9 years		0.6 years		N/A
The total fair value of restricted stock vested was $0.6 million and $4.2 million during 2019 and 2018, respectively. No performance awards vested in 2019 or 2018.
Share-Based Compensation Expense
The following table sets forth the share-based compensation expense for the years ended February 1, 2020 and February 2, 2019 (in thousands):

	Year Ended February 1, 2020	Year Ended February 2, 2019
Cost of merchandise sold	$481	$1,276
Selling, general and administrative expenses	1,047	2,833
Total share-based compensation expense	$1,528	$4,109

11. Commitments and Contingencies
Subsequent to year-end, nine lawsuits were filed against the Company and each member of the Company’s Board of Directors in connection with the Company’s Merger Agreement, as discussed in further detail in Note 14. "Merger Agreement". Each of the complaints generally alleged that the proxy statement filed by the Company in connection with the Merger Agreement omitted purportedly material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and, with respect to certain complaints filed, that the members of the Board of Directors breached their fiduciary duties. The Merger Agreement was mutually terminated subsequent to year-end and all of these lawsuits were subsequently dropped.
We are involved in other various routine legal proceedings incidental to the conduct of our business. While some of these matters could be material to our results of operations or cash flows for any period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate will have a material adverse effect on our overall financial condition. During the years ended February 1, 2020 and February 2, 2019, we incurred expense of $0.2 million and $1.1 million, respectively, for legal settlements.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
12. Quarterly Results of Operations (Unaudited) (In Thousands)

	Year Ended February 1, 2020
	13 Weeks Ended May 4, 2019	13 Weeks Ended August 3, 2019	13 Weeks Ended November 2, 2019	13 Weeks Ended February 1, 2020
Net sales	$314,157	$292,369	$276,132	$336,600
Other revenue	5,225	3,963	4,291	3,736
Total revenue	319,382	296,332	280,423	340,336
Gross profit	87,459	74,666	69,411	86,679
Net income (loss)	$3,969	$(2,085)	$(12,092)	$(255)
Basic net income (loss) per share	$0.08	$(0.04)	$(0.25)	$(0.01)
Diluted net income (loss) per share	$0.08	$(0.04)	$(0.25)	$(0.01)
Weighted-average shares outstanding:
Basic	47,111	47,406	47,545	47,606
Diluted	47,556	47,406	47,545	47,606

	Year Ended February 2, 2019
	13 Weeks Ended May 5, 2018	13 Weeks Ended August 4, 2018	13 Weeks Ended November 3, 2018	13 Weeks Ended February 2, 2019
Net sales	$326,605	$310,859	$279,047	$340,767
Other revenue	4,382	3,569	3,814	3,689
Total revenue	330,987	314,428	282,861	344,456
Gross profit	95,984	79,340	69,761	92,383
Net income (loss)	$7,334	$(952)	$(16,300)	$3,747
Basic net income (loss) per share	$0.16	$(0.02)	$(0.35)	$0.08
Diluted net income (loss) per share	$0.16	$(0.02)	$(0.35)	$0.08
Weighted-average shares outstanding:
Basic	46,610	46,669	46,743	46,803
Diluted	46,659	46,669	46,743	47,443
The sum of the quarterly net income (loss) per share amounts may not equal the annual amount because income (loss) per share is calculated independently for each quarter.
13. Related Party Transactions
One of our former directors is the majority shareholder of the law firm that served as our general counsel. This director retired from our Board in June of 2019. Legal fees paid to this firm were $0.1 million and $0.2 million in 2019 and 2018, respectively. In addition, the former director also participated in our 2019 and 2018 Incentive Plans related to his role as general counsel.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables in thousands, except per share amounts)
14. Merger Agreement
The Merger and Merger Agreement
On January 31, 2020, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Stratosphere Holdco, LLC, a Delaware limited liability company (“Parent”), Stratosphere Merger Sub, Inc., a Florida corporation and indirect wholly-owned subsidiary of Parent (“Merger Sub”), and the Company, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the merger as a wholly owned subsidiary of Parent. Parent is an affiliate of Kingswood Capital Management, LLC ("Kingswood") and, at the closing of the transactions contemplated by the Merger Agreement, certain interests of Parent would have been owned by one or more investment funds managed by Kingswood and an entity managed by Jay Stein, the Chairman of the Company's Board. Under the Merger Agreement, stockholders of the Company would have received $0.90 in cash for each share of Company common stock. In addition, at the effective time of the Merger, each outstanding option to purchase shares of common stock of Stein Mart would have accelerated and fully vested, if not previously vested, and been canceled (unless otherwise agreed to by the holder thereof and Parent) and converted into the right to receive cash consideration in an amount equal to the product of the total number of shares previously subject to the option and the excess, if any, of the Merger Consideration over the exercise price per share of the option. Shares of restricted stock and restricted share units would have also accelerated, fully vested and then canceled (unless otherwise agreed to by the holder thereof and Parent) and converted into the right to receive cash consideration in an amount equal to the Merger Consideration in respect of each share underlying the canceled restricted stock or restricted share unit.
Termination
The Merger Agreement contained certain termination rights for Stein Mart and Parent. The Merger Agreement provided that, upon termination under specified circumstances, Stein Mart would be required to pay Parent and certain of its affiliates a termination fee in an aggregate amount equal to $2.2 million. The Merger Agreement also provided that Parent would be required to pay the Company a reverse termination fee equal to $2.2 million upon termination, under certain specified circumstances. In addition, subject to certain limitations, either party may have terminated the Merger Agreement if the Merger was not consummated by July 29, 2020 (the "Termination Date").
On April 16, 2020, the Company, Parent, Merger Sub and Stein Family Holdco LLC, an entity controlled by Jay Stein, entered into a mutual agreement to terminate the Merger Agreement (such agreement, the “Termination Agreement”). The Termination Agreement includes mutual releases of known and unknown claims among the Company, Parent and Merger Sub and between Parent and Merger Sub, on the one hand, and the Rollover Investor, on the other hand. The termination was approved by the Board of Directors of the Company, other than Jay Stein, and is in response to the unpredictable economic conditions resulting from the global health crisis caused by the COVID-19 pandemic, uncertainty regarding the Company’s ability to satisfy the conditions to closing, and the substantial expense to the Company of soliciting shareholder approval for a transaction that is unlikely to close. Neither Parent nor the Company will be required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.