Form 10-K/A
period 2020-02-01
STEIN MART INC
filed 2020-06-18
CIK 884940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K ("Annual Report") of Stein Mart, Inc. (the “Company") for the fiscal year ended February 1, 2020, originally filed with the Securities and Exchange Commission (“SEC”) on June 15, 2020 (the “Original Report”). The purpose of this Amendment is solely to disclose that the Company filed the Original Report beyond the deadline for which the Company was originally required to file its Annual Report on Form 10-K in reliance on the filing extension provided by the SEC’s Order under Section 36 of the Securities Exchange Act of 1934, as amended, dated March 4, 2020 (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the “Order”).

On April 23, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to indicate its intention to rely on the Order and delay the filing of its Annual Report for the year ended February 1, 2020, which was originally due to be filed with the SEC on or before May 1, 2020, and delay the filing of its annual meeting proxy statement incorporating by reference the information required in Part III of the Annual Report, originally due to be filed with the SEC on or before May 31, 2020. Consistent with the Company’s statements in the Form 8-K, the Company was unable to file the Annual Report until June 15, 2020 due to circumstances related to the coronavirus (“COVID-19”) pandemic. In particular, the Company required additional time due to its previously announced reduction in staff, suspension of in-person operations at its corporate headquarters, and temporary closure of its stores for an unknown period of time, as well as other financial and operational concerns associated with or caused by the COVID-19 pandemic. These conditions caused significant disruptions to the Company’s operations requiring key personnel to devote considerable time and resources to respond to the emerging impacts to its business, which limited their availability to complete the Annual Report and to thoroughly evaluate the subsequent events related to COVID-19. In addition, such conditions have also delayed the filing of the Company’s annual meeting proxy statement. The Company anticipates filing an annual meeting proxy statement incorporating by reference the information required in Part III of the Annual Report on or before July 15, 2020.

In connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV also has been amended to reflect the filing of these new certifications. Except as described above, this Amendment does not amend, modify, or otherwise update any other information in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings made with the SEC subsequent to the filing of the Original Report.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

31.1+++	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2+++	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

+++ Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEIN MART, INC.

Date:	June 18, 2020	By:	/s/ D. Hunt Hawkins
D. Hunt Hawkins
Chief Executive Officer

/s/ James B. Brown
James B. Brown Executive Vice President and Chief Financial Officer

3