Form 10-Q
period 2020-05-02
STEIN MART INC
filed 2020-07-16
CIK 884940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020
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
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SMRT	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes    ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 10, 2020, the registrant had issued and outstanding an aggregate of 48,513,878 shares of its common stock.

Stein Mart, Inc.
EXPLANATORY NOTE
Stein Mart, Inc. (the "Company") is filing this Quarterly Report on Form 10-Q beyond the deadline for which the Company was originally required to file it in reliance on the filing extension provided by the SEC’s Order under Section 36 of the Securities Exchange Act of 1934, as amended, dated March 4, 2020 (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the “Order”).
On April 23, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to indicate its intention to rely on the Order and delay the filing of its Quarterly Report for the first quarter ended May 2, 2020, which was originally due to be filed with the SEC on or before June 16, 2020. Consistent with the Company’s statements in the Form 8-K, the Company was unable to file the Quarterly Report until July 16, 2020 due to circumstances related to the coronavirus (“COVID-19”) pandemic. In particular, the Company required additional time due to its previously announced reduction in staff, suspension of in-person operations at its corporate headquarters, and temporary closure of its stores for an unknown period of time, as well as other financial and operational concerns associated with or caused by the COVID-19 pandemic. These conditions caused significant disruptions to the Company’s operations requiring key personnel to devote considerable time and resources to respond to the emerging impacts to its business, which limited their availability to complete the Quarterly Report and to thoroughly evaluate the impact of the COVID-19 pandemic.

PART I – FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
Stein Mart, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except for share and per share data)

	May 2, 2020	February 1, 2020	May 4, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,213	$9,499	$21,933
Inventories	266,088	248,588	274,281
Prepaid expenses and other current assets	27,536	23,032	31,838
Total current assets	295,837	281,119	328,052
Property and equipment, net of accumulated depreciation and amortization of $282,414, $275,913 and $255,845, respectively	91,015	101,893	114,252
Operating lease assets	347,123	356,347	374,039
Other assets	23,564	26,155	24,255
Total assets	$757,539	$765,514	$840,598
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$103,970	$87,312	$114,495
Current portion of debt	197,228	—	—
Current portion of operating lease liabilities	86,624	82,126	80,167
Accrued expenses and other current liabilities	66,428	80,231	84,118
Total current liabilities	454,250	249,669	278,780
Long-term debt	—	141,438	152,999
Non-current operating lease liabilities	306,576	310,290	332,079
Other liabilities	30,422	32,179	31,335
Total liabilities	791,248	733,576	795,193
COMMITMENTS AND CONTINGENCIES (Note 9)
Shareholders’ (deficit) equity:
Preferred stock - $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock - $0.01 par value; 100,000,000 shares authorized; 48,497,994, 48,354,642 and 48,065,250 shares issued and outstanding, respectively	485	484	481
Additional paid-in capital	61,832	61,744	60,797
Retained deficit	(96,254)	(30,534)	(16,110)
Accumulated other comprehensive income	228	244	237
Total shareholders’ (deficit) equity	(33,709)	31,938	45,405
Total liabilities and shareholders’ (deficit) equity	$757,539	$765,514	$840,598

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	13 Weeks Ended May 2, 2020	13 Weeks Ended May 4, 2019
Net sales	$134,273	$314,157
Other revenue	3,909	5,225
Total revenue	138,182	319,382
Cost of merchandise sold	144,308	226,698
Selling, general and administrative expenses	68,325	86,136
Operating (loss) income	(74,451)	6,548
Interest expense, net	2,077	2,526
(Loss) income before income taxes	(76,528)	4,022
Income tax (benefit) expense	(10,811)	53
Net (loss) income	$(65,717)	$3,969
Net (loss) earnings per common share:
Basic	$(1.38)	$0.08
Diluted	$(1.38)	$0.08
Weighted-average shares outstanding:
Basic	47,456	47,111
Diluted	47,456	47,556

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(In thousands)

	13 Weeks Ended May 2, 2020	13 Weeks Ended May 4, 2019
Net (loss) income	$(65,717)	$3,969
Other comprehensive loss, net of tax:
Amounts reclassified from accumulated other comprehensive income	(16)	(16)
Comprehensive (loss) income	$(65,733)	$3,953

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.
Consolidated Statements of Shareholders’ (Deficit) Equity
(Unaudited)
(In thousands)

			Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
	Common Stock
	Shares	Amount
Balance on February 1, 2020	48,355	$484	$61,744	$(30,534)	$244	$31,938
Net loss	—	—	—	(65,717)	—	(65,717)
Other comprehensive loss, net of tax	—	—	—	—	(16)	(16)
Common shares issued under employee stock purchase plan	28	—	16	—	—	16
Reacquired shares, net	(137)	(2)	(80)	—	—	(82)
Issuance of restricted stock, net	252	3	(3)	—	—	—
Share-based compensation	—	—	155	—	—	155
Dividends, net of forfeitures	—	—	—	(3)	—	(3)
Balance on May 2, 2020	48,498	$485	$61,832	$(96,254)	$228	$(33,709)

			Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Common Stock
	Shares	Amount
Balance on February 2, 2019	47,874	$479	$60,172	$(17,951)	$253	$42,953
Net income	—	—	—	3,969	—	3,969
Other comprehensive loss, net of tax	—	—	—	—	(16)	(16)
Reacquired shares	(87)	(1)	(102)	—	—	(103)
Issuance of restricted stock, net	278	3	(3)	—	—	—
Share-based compensation	—	—	730	—	—	730
Dividends, net of forfeitures	—	—	—	5	—	5
Adjustment for adoption of accounting standard	—	—	—	(2,133)	—	(2,133)
Balance on May 4, 2019	48,065	$481	$60,797	$(16,110)	$237	$45,405

The accompanying notes are an integral part of these consolidated financial statements.

Stein Mart, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	13 Weeks Ended May 2, 2020	13 Weeks Ended May 4, 2019
Cash flows from operating activities:
Net (loss) income	$(65,717)	$3,969
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,884	7,338
Share-based compensation	155	730
Store closing benefits	(40)	(8)
Impairment of property and other assets	10,300	—
Loss on disposal of property and equipment	1	1
Changes in assets and liabilities:
Inventories	(17,500)	(18,397)
Prepaid expenses and other current assets	(4,689)	(4,311)
Other assets	2,822	(847)
Accounts payable	17,079	24,951
Accrued expenses and other current liabilities	(13,412)	6,244
Operating lease assets and liabilities, net	4,896	(2,091)
Other liabilities	(1,445)	(2,396)
Net cash (used in) provided by operating activities	(60,666)	15,183
Cash flows from investing activities:
Net acquisition of property and equipment	(1,836)	(1,679)
Net cash used in investing activities	(1,836)	(1,679)
Cash flows from financing activities:
Proceeds from borrowings	109,432	102,025
Repayments of debt	(53,688)	(102,325)
Cash dividends paid	(3)	(49)
Capital lease payments	(459)	(168)
Proceeds from exercise of stock options	16	—
Repurchase of common stock	(82)	(103)
Net cash provided by (used in) financing activities	55,216	(620)
Net (decrease) increase in cash and cash equivalents	(7,286)	12,884
Cash and cash equivalents at beginning of year	9,499	9,049
Cash and cash equivalents at end of period	$2,213	$21,933
Supplemental disclosures of cash flow information:
Income taxes received, net	$(4)	$(182)
Interest paid	2,323	2,587
Accruals and accounts payable for capital expenditures	164	414

The accompanying notes are an integral part of these consolidated financial statements.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In our opinion, all adjustments (consisting primarily of normal and recurring adjustments) considered necessary for a fair presentation have been included. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended February 1, 2020, filed with the Securities and Exchange Commission (“SEC”) on June 15, 2020.
As used herein, the terms “we,” “our,” “us” and “Stein Mart” refer to Stein Mart, Inc. and its wholly-owned subsidiaries.
The Company is filing this Quarterly Report on Form 10-Q beyond the deadline for which the Company was originally required to file it in reliance on the filing extension provided by the SEC’s Order under Section 36 of the Securities Exchange Act of 1934, as amended, dated March 4, 2020 (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the “Order”).
On April 23, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to indicate its intention to rely on the Order and delay the filing of its Quarterly Report for the first quarter ended May 2, 2020, which was originally due to be filed with the SEC on or before June 16, 2020. Consistent with the Company’s statements in the Form 8-K, the Company was unable to file the Quarterly Report until July 16, 2020 due to circumstances related to the coronavirus (“COVID-19”) pandemic. In particular, the Company required additional time due to its previously announced reduction in staff, suspension of in-person operations at its corporate headquarters, and temporary closure of its stores for an unknown period of time, as well as other financial and operational concerns associated with or caused by the COVID-19 pandemic. These conditions caused significant disruptions to the Company’s operations requiring key personnel to devote considerable time and resources to respond to the emerging impacts to its business, which limited their availability to complete the Quarterly Report and to thoroughly evaluate the impact of the COVID-19 pandemic.
Going Concern
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of COVID-19. The pandemic has significantly impacted the economic conditions in the U.S., accelerating during the first half of March, as federal, state and local governments reacted to the public health crisis, creating significant uncertainties in the U.S. economy. In March 2020, we announced the temporary closure of all stores for an unknown period of time and significant actions taken to mitigate the ongoing impact of the COVID-19 pandemic on our cash flows to protect our business and associates for the long term in response to the crisis. Such actions include targeted reductions in discretionary operating expenses such as advertising and payroll expenses, including furloughing a significant number of our employees and temporarily reducing the payroll of remaining employees, reducing capital expenditures, reducing merchandise receipts, and utilizing funds available under our Revolving Credit Facility and Promissory Note. Further, we have sought and are seeking extended payment terms with all vendors, including merchandise, expense and rent vendors. We started reopening stores on April 23, 2020 as government jurisdictions have allowed, and as of June 15, 2020, we have reopened all of our stores with limited operating hours. We are unable to predict if additional periods of store closures will be needed or mandated.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This update provides additional guidance to ASU No. 2015-5, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which was issued in April 2015. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This ASU is effective for annual reporting periods beginning on or after December 15, 2019, and interim periods within those annual periods with early adoption permitted in any interim period for which financial statements have not yet been issued. We adopted this ASU as of February 2, 2020. The adoption of this ASU did not have a material effect on our financial condition, results of operations or cash flows.
2. Revenue Recognition
Revenue from sales of our merchandise is recognized at the time of sale net of any returns, discounts and percentage-off coupons. Our Ecommerce operation records revenue as online orders are fulfilled and provided to a carrier for delivery from our warehouse or directly from our vendors. Store sales include online orders that are fulfilled and shipped or picked up from our stores. Shipping and handling fees charged to customers are also included in total net sales with corresponding costs recorded as cost of merchandise sold as they are considered a fulfillment cost. Future merchandise returns are estimated based on historical experience. Sales tax collected from customers is not recognized as revenue and is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets until paid. Our shoe department and vintage luxury handbag department inventories are each owned by separate single suppliers under supply agreements. Our commissions from the sales in these areas are included in net sales on the Consolidated Statements of Operations.
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

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our gift and merchandise return cards may not ultimately be redeemed either in full or partially. We account for this “breakage” of unused amounts as revenue in proportion to the pattern of rights exercised by the customer. Breakage revenue is recorded within other revenue in the Consolidated Statements of Operations. During the 13 weeks ended May 2, 2020 and May 4, 2019, we recognized $0.4 million and $0.6 million, respectively, of breakage revenue on unused gift and merchandise return cards.
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
Once a card is activated, the card holders are eligible to participate in the Stein Mart SMart Rewards Program, which provides for an incentive to card holders in the form of reward points for certificates (Stein Mart SMart Cash). Through June 9, 2020, certificates were issued in $10 increments, which was equivalent to 1,000 points. Commencing on June 10, 2020, certificates are issued in $5 increments, which is equivalent to 500 points. Points are valued at the stand-alone selling price of the certificates issued. We defer a portion of our revenue for loyalty points earned by customers using the co-branded and private label cards and recognize the revenue as the certificates earned are used to purchase merchandise by our customers.
Certificates may not ultimately be redeemed either in full or partially. We account for this “breakage” of unused amounts as revenue in proportion to the pattern of rights exercised by the customer. Breakage revenue is recorded within other revenue in the Consolidated Statements of Operations. During the 13 weeks ended May 2, 2020 and May 4, 2019, we recognized $2.6 million and $1.9 million, respectively, of breakage revenue on unused credit card reward certificates and points.
Stein Mart card holders also receive special promotional offers and advance notice of in-store sales events.
Multi-tender Loyalty Rewards
Beginning February 20, 2020, in certain regions, we now offer the multi-tender customer to participate in the Stein Mart Rewards Program, which also provides for an incentive to non Stein Mart card holders in the form of reward points for certificates. Certificates are issued in $5 increments, which is equivalent to 500 points. Points are valued at the stand-alone selling price of the certificates issued. We defer a portion of our revenue for multi-tender loyalty points earned by customers using tenders other than the co-branded and private label cards and recognize the revenue as the certificates earned are used to purchase merchandise by our customers.
Certificates may not ultimately be redeemed either in full or partially. We account for this “breakage” of unused amounts as revenue in proportion to the pattern of rights exercised by the customer. Breakage revenue is recorded within other revenue in the Consolidated Statements of Operations. During the 13 weeks ended May 2, 2020, there was no breakage revenue on unused multi-tender reward certificates and points due to the newness of the program.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue
The following table sets forth our revenue by type of contract (in thousands):

	13 Weeks Ended May 2, 2020	13 Weeks Ended May 4, 2019
Store sales (1)	$122,849	$293,289
Ecommerce sales (2)	8,871	13,744
Licensee commissions (3)	2,553	7,124
Net sales	134,273	314,157
Credit card revenue (4)	817	2,564
Breakage revenue (5)	3,010	2,538
Other	82	123
Other revenue	3,909	5,225
Total revenue	$138,182	$319,382
_______________
(1)Store sales are net of any returns, discounts and percentage-off coupons. Store sales include $11.4 million and $3.9 million sales generated online and either shipped from store or picked up in store by our customers for the 13 weeks ended May 2, 2020 and May 4, 2019, respectively.
(2)Ecommerce sales are net of any returns, discounts and percentage-off coupons. Ecommerce sales are online orders fulfilled from our warehouse or shipped directly from our vendors.
(3)Licensed department commissions are net of any returns.
(4)Credit card revenue earned from Synchrony programs, partially offset by rewards program costs.
(5)Breakage revenue earned on unused gift and merchandise return cards and unused certificates and loyalty reward points.
The following table sets forth the gross-up of the sales return reserve (in thousands):

	May 2, 2020	February 1, 2020	May 4, 2019
Reserve for sales returns	$(3,652)	$(3,763)	$(6,286)
Cost of inventory returns	2,576	2,160	3,372

The following table sets forth the contract liabilities and their relationship to revenue (in thousands):

	May 2, 2020	February 1, 2020	May 4, 2019
Deferred revenue contracts	$(9,032)	$(9,424)	$(10,617)
Gift card liability	(10,154)	(11,488)	(9,631)
Credit card reward liability	(5,743)	(7,261)	(5,510)
Liability for deferred revenue	$(24,929)	$(28,173)	$(25,758)

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth a rollforward of the amounts included in contract liabilities for the periods presented (in thousands):

	13 Weeks Ended May 2, 2020	13 Weeks Ended May 4, 2019
Beginning balance	$28,173	$28,846
Current period gift cards sold and loyalty reward points earned	4,261	7,501
Net sales from redemptions (1)	(4,103)	(7,651)
Breakage and amortization (2)	(3,402)	(2,938)
Ending balance	$24,929	$25,758
_______________
(1)$2.8 million and $4.4 million in net sales from redemptions were included in the beginning balance of contract liabilities for the 13 weeks ended May 2, 2020 and May 4, 2019, respectively.
(2)$3.2 million and $2.8 million in breakage and amortization were included in the beginning balance of contract liabilities for the 13 weeks ended May 2, 2020 and May 4, 2019, respectively.

3. Property and Equipment, Net
The following table sets forth property and equipment, net (in thousands):

	May 2, 2020	February 1, 2020	May 4, 2019
Fixtures, equipment and software	$243,867	$245,034	$239,522
Leasehold improvements	129,562	132,772	130,575
Total	373,429	377,806	370,097
Accumulated depreciation and amortization	(282,414)	(275,913)	(255,845)
Property and equipment, net	$91,015	$101,893	$114,252
As discussed in Note 1. "Basis of Presentation", the COVID-19 pandemic impacted us significantly, including causing us to close all of our stores starting in March 2020. We commenced reopening our stores on April 23, 2020, and by June 15, 2020, all of our stores had reopened. Based on an impairment analysis performed, during the 13 weeks ended May 2, 2020, we recorded asset impairment charges in selling, general and administrative ("SG&A") expenses of $5.2 million to reduce the carrying value of fixtures, equipment and leasehold improvements held for use and certain other assets in under-performing stores to their respective estimated fair values.
Store assets are considered Level 3 assets in the fair value hierarchy as the inputs for calculating the fair value of these assets are based on the best information available, including prices for similar assets.
4. Accrued Expenses and Other Current Liabilities
The following table sets forth the major components of accrued expenses and other current liabilities (in thousands):

	May 2, 2020	February 1, 2020	May 4, 2019
Property taxes	$20,479	$20,532	$18,557
Unredeemed gift and merchandise return cards	10,154	11,488	9,631
Compensation and employee benefits	6,046	7,448	6,691
Accrued vacation	2,546	3,909	4,316
Other	27,203	36,854	44,923
Accrued expenses and other current liabilities	$66,428	$80,231	$84,118

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Shareholders’ Equity
Dividends
During the 13 weeks ended May 2, 2020 and May 4, 2019, respectively, there were no cash dividends declared.
Stock Repurchase Plan
During the 13 weeks ended May 2, 2020 and May 4, 2019, we repurchased 137,270 shares and 102,543 shares, respectively, of our common stock in the open market at a total cost of $0.1 million in each period, respectively. Stock repurchases during these periods were for taxes due on the vesting of employee stock awards. As of May 2, 2020, there are 366,889 shares that can be repurchased pursuant to the Board of Directors’ current authorization.
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
The following table sets forth a reconciliation of basic weighted-average number of common shares to diluted weighted-average number of common shares (in thousands):

	13 Weeks Ended May 2, 2020	13 Weeks Ended May 4, 2019
Basic weighted-average shares outstanding	47,456	47,111
Incremental shares from share-based compensation plans	—	445
Diluted weighted-average shares outstanding	47,456	47,556
For the 13 weeks ended May 2, 2020, there were 0.3 million shares excluded from the diluted EPS calculation because the impact of their assumed exercise would be anti-dilutive due to a net loss in that period. These shares are comprised of a mix of restricted stock awards and restricted stock units. For periods of net loss, basic and diluted EPS are the same, as the assumed conversion of stock-based awards are antidilutive.
Dilutive weighted average shares outstanding also excludes approximately 1.9 million and 2.9 million potential common stock equivalents that were out-of-the-money during the 13 weeks ended May 2, 2020 and May 4, 2019, respectively. These shares are comprised of a mix of stock options, restricted stock awards, and restricted stock units. Stock options excluded were those that had exercise prices greater than the average market price of the common shares such that inclusion would have been antidilutive. Restricted stock awards and units were shares that were antidilutive as calculated using the treasury stock method.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Debt
The following table sets forth our debt (in thousands):

	May 2, 2020	February 1, 2020	May 4, 2019
Revolving credit facility	$152,000	$107,100	$118,800
Term loan	35,000	35,000	35,000
Promissory notes	10,844	—	—
Total debt	197,844	142,100	153,800
Current portion (1)	(197,228)	—	—
Debt issuance costs	(616)	(662)	(801)
Long-term debt	$—	$141,438	$152,999
_______________
(1)Due to the uncertainties concerning the Company's future liquidity and on-going covenant compliance as a result of the impact of the COVID-19 pandemic on the Company's business as discussed in more detail in Note 1. "Basis of Presentation", the amount outstanding under our Revolving Credit Facility and Term Loan are classified as a current liability in the consolidated balance sheet as of May 2, 2020. The Promissory Notes are also considered current liabilities.
Revolving Credit Facility
On February 3, 2015, we entered into a $250.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank (“Wells Fargo”), with an original maturity of February 2020 (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility were initially used for a special dividend but are subsequently being used for working capital, capital expenditures and other general corporate purposes. During 2017, debt issuance costs of $0.4 million were associated with the Revolving Credit Facility. Debt issuance costs associated with the Credit Agreement were being amortized over its respective term.
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

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On September 18, 2018, we entered into Amendment No. 3 (the “Third Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Third Credit Agreement Amendment provided for, among other things, the following: (1) the increase of Aggregate Tranche A Revolving Loan Commitments (as defined in the Second Credit Agreement Amendment) from $225.0 million to $240.0 million; (2) an extension of the maturity date of the Revolving Credit Facility to the earlier of (a) the maturity date of the Term Loan Agreement (as defined below) or (b) September 18, 2023; and (3) the elimination of Cash Dominion Event status and a change in Cash Dominion to be triggered only in the event of (a) the occurrence and continuance of any Event of Default or (b) Excess Availability of less than (A) 10.0 percent of the loan cap at any time or (B) 12.5 percent of the loan cap for three consecutive business days. During 2018, debt issuance costs of less than $0.1 million were associated with the Third Credit Agreement Amendment and are being amortized over its term. Debt issuance costs of $0.1 million remaining under the initial Credit Agreement are being amortized over the new term of the Third Credit Agreement Amendment. The elimination of cash dominion status changed the debt classification from a short-term to long-term obligation at that time.
On February 26, 2019, we entered into Amendment No. 4 (the “Fourth Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Fourth Credit Agreement Amendment provided for, among other things, a modification to the definition of “Capital Expenditures” and “Permitted Indebtedness” as defined in the Fourth Credit Agreement Amendment.
During the first quarter of 2020, due to the financial and operating impacts of the COVID-19 pandemic, certain Events of Default occurred that were subsequently waived on June 11, 2020, when we entered into Amendment No. 5 (the "Fifth Credit Agreement Amendment") to the Credit Agreement with Wells Fargo. The Fifth Credit Agreement Amendment provides for, among other things, the waiver of certain Events of Default and the modification of certain provisions of the Credit Agreement subject to the conditions set forth in the Fifth Credit Agreement Amendment. The Events of Default, which include the presence of a “going concern” explanatory paragraph in the report of our independent registered public accounting firm on our financial statements as of and for the year ended February 1, 2020, are further defined under Specified Defaults in the Fifth Credit Agreement Amendment. See Note 1, "Basis of Presentation" of the Notes to Consolidated Financial Statements for further discussion of our going concern evaluation. Due to the uncertainties concerning the Company's future liquidity and on-going covenant compliance as a result of the impact of the COVID-19 pandemic on the Company's business, the amount outstanding under our Credit Facilities is classified as a current obligation in the consolidated balance sheet as of May 2, 2020.
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

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Fifth Credit Agreement Amendment revised the definition of Excess Availability to exclude past-due payables that are greater than sixty (60) days past due, and added a financial covenant requiring minimum Excess Availability equal to the greater of (i) five percent (5%) of the Combined Loan Cap (as defined in the Credit Agreement) and (ii) $10.0 million during the Accommodation Period, which is defined as the date of the Fifth Credit Agreement Amendment through and including October 3, 2020 (the “Accommodation Period”), and thereafter requiring minimum Excess Availability equal to the greater of (i) ten percent (10%) of the Combined Loan Cap (as defined in the Credit Agreement) and (ii) $20.0 million. Additionally, the Fifth Credit Agreement Amendment added a definition for Liquidity (as defined in the Fifth Credit Agreement Amendment), which includes, in addition to Excess Availability (less required minimum Excess Availability), amounts available in Blocked Accounts (as defined in the Credit Agreement) and amounts available for borrowing under the Trust (as defined below) and further provided for our provision of a Budget (as defined in the Fifth Credit Agreement Amendment) to Wells Fargo. Additional Events of Default under the Credit Agreement include (i) certain material deviations from the Budget calculated on a rolling 4-week basis, (ii) certain material deviations from the Budget on a rolling basis, which can be less than 4 weeks if we have failed to maintain Liquidity of $12.5 million, and (iii) failure to maintain Liquidity of $7.5 million.
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
The total amount available for borrowings under the Credit Agreement is the lesser of $240.0 million or 100 percent of eligible credit card receivables and the net recovery percentage of eligible inventories less reserves. On May 2, 2020, in addition to outstanding borrowings under the Credit Agreement, we had $7.9 million of outstanding letters of credit and our Excess Availability (as defined in the Credit Agreement) was $22.4 million.
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
Subsequent to the expiration of the Accommodation Period as set forth in the Fifth Credit Agreement Amendment, borrowings under the Credit Agreement are either base rate loans or London Interbank Offered Rate (“LIBOR”) loans. LIBOR loans bear interest equal to the adjusted LIBOR plus the applicable margin (125 to 175 basis points) depending on the quarterly average excess availability. Base Rate Loans bear interest equal to the highest of (a) the Federal Funds Rate plus 0.50 percent, (b) the adjusted LIBOR plus 1.00 percent, or (c) the Wells Fargo “prime rate,” plus the Applicable Margin (25 to 75 basis points).
The weighted average interest rate for the amount outstanding under the Credit Agreement was 2.41 percent as of May 2, 2020.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On September 18, 2018, we entered into Amendment No. 2 (the “Second Term Loan Amendment”) to the Term Loan with Gordon Brothers Finance Company. The Second Term Loan Amendment provided for, among other things, the following: (1) the reduction of the maximum amount of the Term Loan to $35.0 million; (2) an extension of the maturity date of the Term Loan Agreement to the earlier of (a) the termination date specified in the Revolving Credit Facility (as defined in the Third Credit Agreement Amendment), and (b) September 18, 2023; (3) the reduction of the non-default interest rate applicable to the Term Loan under the Term Loan Agreement to a fluctuating rate of interest equal to three-month LIBOR (with a floor of 1.5%) plus 8.25% per annum; and (4) the elimination of Cash Dominion Event status and a change in Cash Dominion to be triggered only in the event of (a) the occurrence and continuance of any Event of Default or (b) Excess Availability of less than (A) 10.0 percent of the Revolving Loan Cap at any time or (B) 12.5 percent of the Revolving Loan Cap for three consecutive Business Days. During 2018, debt issuance costs of approximately $0.3 million were associated with the Term Loan and are being amortized over its term. The elimination of cash dominion status changed the debt classification from a short-term to long-term obligation at that time.
On February 26, 2019, we entered into Amendment No. 3 (the “Third Term Loan Amendment”) to the Term Loan Agreement. The Third Term Loan Amendment provided for, among other things, a modification to the definition of “Capital Expenditures” and “Permitted Indebtedness” as defined in the Third Term Loan Amendment.
On June 11, 2020, we entered into the Fourth Amendment to the Term Loan Credit Agreement and Waiver (the "Fourth Term Loan Amendment") with Gordon Brothers Finance Company. The Fourth Term Loan Amendment provides for, among other things, the waiver of certain Events of Default and the modification of certain provisions of the Term Loan, subject to the conditions set forth in the Fourth Term Loan Amendment. The Events of Default, which include the presence of a “going concern” explanatory paragraph in the report of our independent registered public accounting firm on our financial statements as of and for the year ended February 1, 2020, are further defined under Specified Defaults in the Fourth Term Loan Amendment. See Note 1, "Basis of Presentation" of the Notes to Consolidated Financial Statements for further discussion of our going concern evaluation. Due to the uncertainties concerning the Company's future liquidity and on-going covenant compliance as a result of the impact of the COVID-19 pandemic on the Company's business, the amount outstanding under our Term Loan is classified as a current liability in the consolidated balance sheet as of May 2, 2020.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Fourth Term Loan Amendment revised the definition of Revolving Excess Availability to exclude past-due payables that are greater than sixty (60) days past due, and added a financial covenant requiring minimum Revolving Excess Availability equal to the greater of (i) five percent (5%) of the Combined Loan Cap (as defined in the Term Loan Agreement) and (ii) $10.0 million during the Accommodation Period, which is defined as the date of the Fourth Term Loan Amendment through and including October 3, 2020 (the “Term Loan Accommodation Period”), and thereafter requiring minimum Revolving Excess Availability equal to the greater of (i) ten percent (10%) of the Combined Loan Cap (as defined in the Term Loan Agreement) and (ii) $20.0 million. Additionally, the Fourth Term Loan Amendment added a definition for Liquidity (as defined in the Fourth Term Loan Amendment), which includes, in addition to Revolving Excess Availability (less required minimum Revolving Excess Availability), amounts available in Blocked Accounts (as defined in the Term Loan Agreement) and amounts available for borrowing under the Trust (as defined below) and further provided for our provision of a Budget (as defined in the Fourth Term Loan Amendment) to Gordon Brothers Finance Company. Additional Events of Default under the Credit Agreement include (i) certain material deviations from the Budget calculated on a rolling 4-week basis, (ii) certain material deviations from the Budget on a rolling basis, which can be less than 4 weeks if we have failed to maintain Liquidity of $12.5 million, and (iii) failure to maintain Liquidity of $7.5 million.
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
The weighted average interest rate for the amount outstanding under the Term Loan was 9.83 percent as of May 2, 2020.
Promissory Notes
We believe we can borrow, on a short-term basis and subject to the formal agreement of the lender, amounts up to 90 percent of the cash surrender value of the life insurance policies related to our executive deferred compensation plans to provide additional liquidity if needed. At May 2, 2020, the cash surrender value of our life insurance policies was approximately $11.1 million.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 23, 2020, we borrowed $9.9 million on the cash surrender value of our life insurance policies, which represented the full amount available to be borrowed, at a rate of 3.56 percent per annum, which accrues daily on the average loan balance for the number of days the loan is outstanding prior to the date of repayment (the "Promissory Note"). The proceeds of the Promissory Note were used to pay down borrowings under the existing credit agreement, which provided additional availability under that agreement. The entire unpaid principal and accrued interest balance is due and payable on or before September 30, 2020.
On April 6, 2020, we executed a promissory note to borrow $1.0 million for our property insurance premiums through Bank Direct Capital Finance at a rate of 4.25 percent per annum. The entire unpaid principal and accrued interest balance is due and payable on or before February 1, 2021. Subsequent to quarter end, on July 9, 2020, we executed a promissory note to borrow $1.9 million for various insurance premiums through Bank Direct Capital Finance at a rate of 4.25 percent per annum. The entire unpaid principal and accrued interest balance is due and payable on or before March 1, 2021.
U.S. Small Business Administration Loan
Subsequent to quarter-end on June 23, 2020, we entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from Harvest Small Business Finance, LLC related to the COVID-19 pandemic in the amount of $10.0 million, which we received on June 30, 2020. The SBA Loan has a fixed interest rate of 1.00 percent per annum and a maturity date five years from the date on which the Company applies for loan forgiveness under section 1106 of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). Pursuant to the terms of the SBA Loan, the Company may apply for forgiveness of the amount due on the SBA Loan in an amount equal to the sum of the following costs incurred by the Company during the period commencing on the date of first disbursement of the Loan and ending upon the earlier of (i) 24 weeks after the date of the first disbursement of the Loan and (ii) December 31, 2020: payroll costs, payment on a covered rent obligation, and any covered utility payment. The amount of SBA Loan forgiveness shall be calculated in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the CARES Act, although no more than 40 percent of the amount forgiven can be attributable to non-payroll costs.
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
In addition to the operating lease assets presented on the Consolidated Balance Sheets, assets under finance leases of $6.9 million are included in property and equipment, net on the Consolidated Balance Sheets as of May 2, 2020. The remaining finance lease obligation is split between accrued expenses and other current liabilities for the short-term portion and other liabilities for the long-term portion on the Consolidated Balance Sheets.

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As discussed in Note 1. "Basis of Presentation", the COVID-19 pandemic impacted us significantly, including causing us to close all of our stores starting in March 2020. We commenced reopening our stores on April 23, 2020, and by June 15, 2020, all of our stores had reopened. During the period of store closures, we were able to negotiate with many of our landlords to defer rent amounts due during the closure period to either a period of month(s) following the reopening of the stores, or in some cases, extending the period of the respective lease term by the amount of time that the stores were closed and paying rent for those future periods. In the case where the lease term was extended, we accounted for this as a lease modification under the current GAAP guidance. We elected the practical expedient to not evaluate whether a deferral of rent within the current term is a lease modification. The total rent that was deferred for lease amendments that have been executed through May 2, 2020 was $4.2 million.
Further, for certain of our stores, the COVID-19 pandemic had a significant impact to the underlying asset values. Based on an impairment analysis performed during the 13 weeks ended May 2, 2020, we recorded asset impairment charges in SG&A of $5.1 million to reduce the carrying value of certain operating lease assets to their respective estimated fair value.
Operating lease assets are considered Level 3 assets in the fair value hierarchy as the inputs for calculating the fair value of these assets are based on the best information available, including market rents for similar assets.
The following table summarizes our classification of lease cost (in thousands):

	Statement of Operations Location	13 Weeks Ended May 2, 2020
Operating lease cost (1)	Selling, general and administrative expenses	$24,266
Finance lease cost:
Amortization of finance lease assets	Selling, general and administrative expenses	359
Interest on lease liabilities	Interest expense, net	62
Variable lease cost	Selling, general and administrative expenses	9,692
Net lease cost		$34,379
_______________
(1) Includes lease costs for short-term leases, which are immaterial.
As of May 2, 2020, the following table summarizes the maturity of our lease liabilities (in thousands):

	Operating Leases	Finance Leases	Total
Remainder of 2020	$99,333	$1,451	$100,784
2021	94,171	1,525	95,696
2022	80,653	1,259	81,912
2023	65,954	489	66,443
2024	52,127	1	52,128
Thereafter	77,062	—	77,062
Total lease payments	469,300	4,725	474,025
Less: Interest	(76,100)	(433)	(76,533)
Present value of lease liabilities	$393,200	$4,292	$397,492

STEIN MART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our lease term and discount rate:

May 2, 2020
Weighted-average remaining lease term (years):
Operating leases	5 years
Finance leases	3 years
Weighted-average discount rate:
Operating leases	5.1%
Finance leases	7.2%

The following table summarizes the other information related to our lease liabilities (in thousands):

13 Weeks Ended May 2, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,302
Operating cash flows from finance leases	62
Financing cash flows from finance leases	459

9. Commitments and Contingencies
We are involved in various routine legal proceedings incidental to the conduct of our business. While some of these matters could be material to our results of operations or cash flows for any period if an unfavorable outcome results, we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our overall financial condition. During the 13 weeks ended May 2, 2020 and May 4, 2019, respectively, we did not accrue for any actual or anticipated loss contingencies.
10. Income Taxes
The provision for income taxes is based on a current estimate of the annual effective tax rate and the impact of discrete items recorded during the quarter. The 14.1 percent effective tax rate for the quarter differs from the statutory rate primarily due to the valuation allowance and changes in tax law related to the CARES Act. Our effective income tax rate may fluctuate from quarter to quarter as a result of a variety of factors, including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items, and the mix of earnings. Our income tax benefit for 13 weeks ended May 2, 2020, reflects $8.0 million in federal income tax receivables and a $2.9 million net federal income tax refund related to the CARES Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
As used herein, the terms “we,” “our,” “us,” “Stein Mart” and the "Company" refer to Stein Mart, Inc. and its wholly-owned subsidiaries.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain factors including, but not limited to, our ability to continue as a going concern, risks and uncertainties relating to the duration and severity of the coronavirus ("COVID-19") pandemic, actions that may be taken by governmental authorities to contain the COVID-19 pandemic or treat its impact, the negative impacts of the COVID-19 pandemic on the global economy and foreign sourcing, the impact of the COVID-19 pandemic on the Company’s financial condition, liquidity and business operations, including the Company's ability to negotiate extended payment terms with suppliers and landlords, obtain suitable merchandise in a timely manner, secure additional financing or negotiate a strategic transaction, the specific factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the Securities and Exchange Commission (“SEC”) on June 15, 2020. Wherever used, the words “plan,” “expect,” “anticipate,” “believe,” “estimate,” "intend," "may," "could," "predict" and similar expressions identify forward-looking statements. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements.
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
The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended February 1, 2020, filed with the SEC on June 15, 2020.
Overview
We are a national specialty off-price retailer offering designer and name-brand fashion apparel, home décor, accessories and shoes at everyday discount prices. We currently operate 281 stores across 30 states.
COVID-19 Pandemic and Ability to Continue as a Going Concern
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of COVID-19. The pandemic has significantly impacted the economic conditions in the U.S., accelerating during the first half of March, as federal, state and local governments reacted to the public health crisis, creating significant uncertainties in the U.S. economy. In March 2020, we announced the temporary closure of all stores for an unknown period of time and significant actions taken to mitigate the ongoing impact of the COVID-19 pandemic on our cash flows to protect our business and associates for the long term in response to the crisis. Such actions include targeted reductions in discretionary operating expenses such as advertising and payroll expenses, including furloughing a significant number of our employees and temporarily reducing the payroll of remaining employees, reducing capital expenditures, reducing merchandise receipts, and utilizing funds available under our Revolving Credit Facility and Promissory Note. Further, we have sought and are seeking extended payment terms with all vendors, including merchandise, expense and rent vendors. We started reopening stores on April 23, 2020 as government jurisdictions have allowed, and as of June 15, 2020, we have reopened all of our stores with limited operating hours. We are unable to predict if additional periods of store closures will be needed or mandated.

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
Financial Overview for the 13 Weeks Ended May 2, 2020
▪Net sales were $134.3 million for the 13 weeks ended May 2, 2020, compared to $314.2 million for the 13 weeks ended May 4, 2019.
▪Comparable sales for the 13 weeks ended May 2, 2020 decreased 57.6 percent compared to the 13 weeks ended May 4, 2019.
▪Net loss for the 13 weeks ended May 2, 2020 was $65.7 million, or $1.38 per basic and diluted share, compared to net income of $4.0 million, or $0.08 per basic and diluted share, during the 13 weeks ended May 4, 2019.
▪We had $197.8 million, $142.1 million and $153.8 million of direct borrowings from our credit facilities as of May 2, 2020, February 1, 2020, and May 4, 2019, respectively.
Stores
The following table sets forth the stores activity for the 13 weeks ended May 2, 2020 and May 4, 2019:

	13 Weeks Ended May 2, 2020	13 Weeks Ended May 4, 2019
Stores at beginning of period	283	287
Stores closed during the period	(2)	(4)
Stores at the end of period	281	283

Inventories
Inventory levels were $266.1 million as of May 2, 2020, compared to $248.6 million as of February 1, 2020 and $274.3 million as of May 4, 2019. Total inventories decreased at the end of the first quarter of 2020 versus 2019 due to fewer stores and slightly lower average inventories per store, excluding inventories to support our new Kids department.

Results of Operations
The following table sets forth each line item of our Consolidated Statements of Operations expressed as a percentage of net sales (1):

	13 Weeks Ended May 2, 2020	13 Weeks Ended May 4, 2019
Net sales	100.0%	100.0%
Other revenue	2.9%	1.7%
Total revenue	102.9%	101.7%
Cost of merchandise sold	107.5%	72.2%
Selling, general and administrative expenses	50.9%	27.4%
Operating (loss) income	(55.4)%	2.1%
Interest expense, net	1.5%	0.8%
(Loss) income before income taxes	(57.0)%	1.3%
Income tax (benefit) expense	(8.1)%	—%
Net (loss) income	(48.9)%	1.3%
_______________
(1)Table may not foot due to rounding.

Loyalty Program
We evolved our customer loyalty program in October 2019 by combining our Credit Card and Preferred Customer programs into a single loyalty program called SMart Rewards. The enhanced program allows Stein Mart credit cardholders to earn 2 points for every $1 spent at Stein Mart, and Elite cardholders ($500 annual spend) earn 4 points for every $1 spent. All cardholders receive a $5 reward, called Stein Mart SMart Cash, for every 500 points earned.
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
Multi-tender Loyalty Rewards
Beginning February 20, 2020, in certain regions, we now offer the multi-tender customer to participate in the Stein Mart Rewards Program, which also provides for an incentive to non Stein Mart card holders in the form of reward points for certificates. Certificates are issued in $5 increments, which is equivalent to 500 points. Points are valued at the stand-alone selling price of the certificates issued. We defer a portion of our revenue for multi-tender loyalty points earned by customers using tenders other than the co-branded and private label cards and recognize the revenue as the certificates earned are used to purchase merchandise by our customers.

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
Calculations of our comparable sales, including sales from licensed departments, are non-GAAP financial measures. We believe that providing calculations of changes in comparable sales, both including and excluding sales from licensed departments, assists in evaluating our ability to generate sales growth, whether through owned businesses or departments licensed to third parties. The following table sets forth these calculations.

	13 Weeks Ended May 2, 2020	13 Weeks Ended May 4, 2019
Decrease in comparable sales excluding sales from leased departments (1)	(57.2)%	(2.5)%
Impact of comparable sales of leased departments (2)	(0.4)%	0.8%
Decrease in comparable sales including sales from leased departments	(57.6)%	(1.7)%
_______________
(1)Represents the period-to-period percentage change in net sales from stores open throughout the period presented and the same period in the prior year and all online sales of steinmart.com, excluding commissions from departments licensed to third parties.
(2)Represents the impact of including the full sales amounts for departments licensed to third parties throughout the period presented and the same period in the prior year on the calculation of comparable sales. We license our shoe and vintage handbag departments to third parties and receive a commission from these third parties based on a percentage of their sales. In our financial statements prepared in conformity with GAAP, we include commissions (rather than sales of the departments licensed to third parties) in our net sales. We do not include the commission amounts from licensed department sales in our comparable sales calculation.

13 Weeks Ended May 2, 2020, Compared to the 13 Weeks Ended May 4, 2019 (tables presented in thousands):

Net Sales

	13 Weeks Ended May 2, 2020	13 Weeks Ended May 4, 2019	Variance
Net sales	$134,273	$314,157	$(179,884)
Sales percent change:
Total net sales			(57.3)%
Comparable store sales, including sales from leased departments			(57.6)%

Net sales include customer purchases from our stores as well as online orders. Our online operation fulfills online orders from vendors and/or our warehouse. Store sales include online orders that are fulfilled and shipped or picked up from our stores. All online sales, regardless of fulfillment channel, are referred to as omnichannel sales. The 57.3 percent decrease in net sales and 57.6 percent decrease in comparable sales is primarily driven by store closures related to the COVID-19 pandemic during the 13 weeks ended May 2, 2020, compared to the 13 weeks ended May 4, 2019. Comparable store sales reflect stores open throughout the period and prior fiscal year and include omnichannel sales. Omnichannel sales increased 17.2 percent, including online orders shipped from our stores, for the 13 weeks ended May 2, 2020 compared to the 13 weeks ended May 4, 2019. We believe the temporary closure of our stores contributed to the increase in online sales.

Other Revenue

	13 Weeks Ended May 2, 2020	13 Weeks Ended May 4, 2019	Variance
Other revenue	$3,909	$5,225	$(1,316)
Percentage of net sales	2.9%	1.7%	1.2%

The decrease in other revenue for the 13 weeks ended May 2, 2020, is primarily the result of lower usage from our credit card program, which decreased royalty and bounty income, partially offset by higher breakage income and lower reward program costs. This activity correlates with the sales activity that was impacted by the COVID-19 pandemic, as discussed above.
Gross (Loss) Profit
Gross (loss) profit is determined as follows:

	13 Weeks Ended May 2, 2020	13 Weeks Ended May 4, 2019	Variance
Net sales	$134,273	$314,157	$(179,884)
Cost of merchandise sold	144,308	226,698	(82,390)
Gross (loss) profit	$(10,035)	$87,459	$(97,494)
Percentage of net sales	(7.5)%	27.8%	(35.3)%

The gross (loss) profit rate for the 13 weeks ended May 2, 2020 was impacted by increased markdowns and Omnichannel fulfillment costs and occupancy costs representing a higher percentage of reduced overall sales due to the COVID-19 pandemic, as discussed above.
Selling, General and Administrative Expenses (“SG&A”)

	13 Weeks Ended May 2, 2020	13 Weeks Ended May 4, 2019	Variance
Selling, general and administrative expenses	$68,325	$86,136	$(17,811)
Percentage of net sales	50.9%	27.4%	23.5%

SG&A for the 13 weeks ended May 2, 2020 decreased $17.8 million compared to the 13 weeks ended May 4, 2019. The decrease is primarily driven by store closures, staff furloughs, temporary salary reductions and advertising cancellations in response to the COVID-19 pandemic, which reduced store payroll by $13.1 million, store advertising by $8.2 million and corporate SG&A expenses by $3.5 million. These reductions were partially offset by asset impairment charges of $10.3 million and higher Omnichannel SG&A expenses.
As discussed in Note 1. "Basis of Presentation" to the Consolidated Financial Statements, the COVID-19 pandemic impacted us significantly, including causing us to close all of our stores starting in March 2020. We commenced reopening our stores on April 23, 2020, and by June 15, 2020, all of our stores had reopened. Based on an impairment analysis performed during the 13 weeks ended May 2, 2020, we recorded asset impairment charges in selling, general and administrative ("SG&A") expenses of $5.2 million to reduce the carrying value of fixtures, equipment and leasehold improvements held for use and certain other assets in under-performing stores plus $5.1 million to reduce the carrying value of certain operating lease assets to their respective estimated fair values.

Interest Expense, Net

	13 Weeks Ended May 2, 2020	13 Weeks Ended May 4, 2019	Variance
Interest expense, net	$2,077	$2,526	$(449)
Percentage of net sales	1.5%	0.8%	0.7%

Interest expense decreased by $0.4 million for the 13 weeks ended May 2, 2020 compared to the 13 weeks ended May 4, 2019. The decrease in interest expense is primarily due to lower average weighted interest rates compared to last year.
Income Taxes

	13 Weeks Ended May 2, 2020	13 Weeks Ended May 4, 2019	Variance
Income tax (benefit) expense	$(10,811)	$53	$(10,864)
Effective tax rate	14.1%	1.3%	12.8%

The income tax benefit for the 13 weeks ended May 2, 2020 includes $8.0 million in federal income tax receivables and a $2.9 million net federal income tax refund related to the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").
Liquidity and Capital Resources
Capital requirements and working capital needs are funded through a combination of internally generated funds, available cash, credit terms from vendors, our $240.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement with Wells Fargo Bank and our $35.0 million Term Loan (as discussed below).
Revolving Credit Facility
On February 3, 2015, we entered into a $250.0 million senior secured revolving credit facility pursuant to a second amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank (“Wells Fargo”), with an original maturity of February 2020 (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility were initially used for a special dividend but are subsequently being used for working capital, capital expenditures and other general corporate purposes. During 2017, debt issuance costs of $0.4 million were associated with the Revolving Credit Facility. Debt issuance costs associated with the Credit Agreement were being amortized over its respective term.
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

On September 18, 2018, we entered into Amendment No. 3 (the “Third Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Third Credit Agreement Amendment provided for, among other things, the following: (1) the increase of Aggregate Tranche A Revolving Loan Commitments (as defined in the Second Credit Agreement Amendment) from $225.0 million to $240.0 million; (2) an extension of the maturity date of the Revolving Credit Facility to the earlier of (a) the maturity date of the Term Loan Agreement (as defined below) or (b) September 18, 2023; and (3) the elimination of Cash Dominion Event status and a change in Cash Dominion to be triggered only in the event of (a) the occurrence and continuance of any Event of Default or (b) Excess Availability of less than (A) 10.0 percent of the loan cap at any time or (B) 12.5 percent of the loan cap for three consecutive business days. During 2018, debt issuance costs of less than $0.1 million were associated with the Third Credit Agreement Amendment and are being amortized over its term. Debt issuance costs of $0.1 million remaining under the initial Credit Agreement are being amortized over the new term of the Third Credit Agreement Amendment. The elimination of cash dominion status changed the debt classification from a short-term to long-term obligation at that time.
On February 26, 2019, we entered into Amendment No. 4 (the “Fourth Credit Agreement Amendment”) to the Credit Agreement with Wells Fargo. The Fourth Credit Agreement Amendment provided for, among other things, a modification to the definition of “Capital Expenditures” and “Permitted Indebtedness” as defined in the Fourth Credit Agreement Amendment.
During the first quarter of 2020, due to the financial and operating impacts of the COVID-19 pandemic, certain Events of Default occurred that were subsequently waived on June 11, 2020, when we entered into Amendment No. 5 (the "Fifth Credit Agreement Amendment") to the Credit Agreement with Wells Fargo. The Fifth Credit Agreement Amendment provides for, among other things, the waiver of certain Events of Default and the modification of certain provisions of the Credit Agreement subject to the conditions set forth in the Fifth Credit Agreement Amendment. The Events of Default, which include the presence of a “going concern” explanatory paragraph in the report of our independent registered public accounting firm on our financial statements as of and for the year ended February 1, 2020, are further defined under Specified Defaults in the Fifth Credit Agreement Amendment. See Note 1, "Basis of Presentation" of the Notes to Consolidated Financial Statements for further discussion of our going concern evaluation. Due to the uncertainties concerning the Company's future liquidity and on-going covenant compliance as a result of the impact of the COVID-19 pandemic on the Company's business, the amount outstanding under our Credit Facilities is classified as a current obligation in the consolidated balance sheet as of May 2, 2020.
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

The Fifth Credit Agreement Amendment revised the definition of Excess Availability to exclude past-due payables that are greater than sixty (60) days past due, and added a financial covenant requiring minimum Excess Availability equal to the greater of (i) five percent (5%) of the Combined Loan Cap (as defined in the Credit Agreement) and (ii) $10.0 million during the Accommodation Period, which is defined as the date of the Fifth Credit Agreement Amendment through and including October 3, 2020 (the “Accommodation Period”), and thereafter requiring minimum Excess Availability equal to the greater of (i) ten percent (10%) of the Combined Loan Cap (as defined in the Credit Agreement) and (ii) $20.0 million. Additionally, the Fifth Credit Agreement Amendment added a definition for Liquidity (as defined in the Fifth Credit Agreement Amendment), which includes, in addition to Excess Availability (less required minimum Excess Availability), amounts available in Blocked Accounts (as defined in the Credit Agreement) and amounts available for borrowing under the Trust (as defined below) and further provided for our provision of a Budget (as defined in the Fifth Credit Agreement Amendment) to Wells Fargo. Additional Events of Default under the Credit Agreement include (i) certain material deviations from the Budget calculated on a rolling 4-week basis, (ii) certain material deviations from the Budget on a rolling basis, which can be less than 4 weeks if we have failed to maintain Liquidity of $12.5 million, and (iii) failure to maintain Liquidity of $7.5 million.
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
The total amount available for borrowings under the Credit Agreement is the lesser of $240.0 million or 100 percent of eligible credit card receivables and the net recovery percentage of eligible inventories less reserves. On May 2, 2020, in addition to outstanding borrowings under the Credit Agreement, we had $7.9 million of outstanding letters of credit and our Excess Availability (as defined in the Credit Agreement) was $22.4 million.
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
Subsequent to the expiration of the Accommodation Period as set forth in the Fifth Credit Agreement Amendment, borrowings under the Credit Agreement are either base rate loans or London Interbank Offered Rate (“LIBOR”) loans. LIBOR loans bear interest equal to the adjusted LIBOR plus the applicable margin (125 to 175 basis points) depending on the quarterly average excess availability. Base Rate Loans bear interest equal to the highest of (a) the Federal Funds Rate plus 0.50 percent, (b) the adjusted LIBOR plus 1.00 percent, or (c) the Wells Fargo “prime rate,” plus the Applicable Margin (25 to 75 basis points).
The weighted average interest rate for the amount outstanding under the Credit Agreement was 2.41 percent as of May 2, 2020.

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
On September 18, 2018, we entered into Amendment No. 2 (the “Second Term Loan Amendment”) to the Term Loan with Gordon Brothers Finance Company. The Second Term Loan Amendment provided for, among other things, the following: (1) the reduction of the maximum amount of the Term Loan to $35.0 million; (2) an extension of the maturity date of the Term Loan Agreement to the earlier of (a) the termination date specified in the Revolving Credit Facility (as defined in the Third Credit Agreement Amendment), and (b) September 18, 2023; (3) the reduction of the non-default interest rate applicable to the Term Loan under the Term Loan Agreement to a fluctuating rate of interest equal to three-month LIBOR (with a floor of 1.5%) plus 8.25% per annum; and (4) the elimination of Cash Dominion Event status and a change in Cash Dominion to be triggered only in the event of (a) the occurrence and continuance of any Event of Default or (b) Excess Availability of less than (A) 10.0 percent of the Revolving Loan Cap at any time or (B) 12.5 percent of the Revolving Loan Cap for three consecutive Business Days. During 2018, debt issuance costs of approximately $0.3 million were associated with the Term Loan and are being amortized over its term. The elimination of cash dominion status changed the debt classification from a short-term to long-term obligation at that time.
On February 26, 2019, we entered into Amendment No. 3 (the “Third Term Loan Amendment”) to the Term Loan Agreement. The Third Term Loan Amendment provided for, among other things, a modification to the definition of “Capital Expenditures” and “Permitted Indebtedness” as defined in the Third Term Loan Amendment.
On June 11, 2020, we entered into the Fourth Amendment to the Term Loan Credit Agreement and Waiver (the "Fourth Term Loan Amendment") with Gordon Brothers Finance Company. The Fourth Term Loan Amendment provides for, among other things, the waiver of certain Events of Default and the modification of certain provisions of the Term Loan, subject to the conditions set forth in the Fourth Term Loan Amendment. The Events of Default, which include the presence of a “going concern” explanatory paragraph in the report of our independent registered public accounting firm on our financial statements as of and for the year ended February 1, 2020, are further defined under Specified Defaults in the Fourth Term Loan Amendment. See Note 1, "Basis of Presentation" of the Notes to Consolidated Financial Statements for further discussion of our going concern evaluation. Due to the uncertainties concerning the Company's future liquidity and on-going covenant compliance as a result of the impact of the COVID-19 pandemic on the Company's business, the amount outstanding under our Term Loan is classified as a current liability in the consolidated balance sheet as of May 2, 2020.

The Fourth Term Loan Amendment revised the definition of Revolving Excess Availability to exclude past-due payables that are greater than sixty (60) days past due, and added a financial covenant requiring minimum Revolving Excess Availability equal to the greater of (i) five percent (5%) of the Combined Loan Cap (as defined in the Term Loan Agreement) and (ii) $10.0 million during the Accommodation Period, which is defined as the date of the Fourth Term Loan Amendment through and including October 3, 2020 (the “Term Loan Accommodation Period”), and thereafter requiring minimum Revolving Excess Availability equal to the greater of (i) ten percent (10%) of the Combined Loan Cap (as defined in the Term Loan Agreement) and (ii) $20.0 million. Additionally, the Fourth Term Loan Amendment added a definition for Liquidity (as defined in the Fourth Term Loan Amendment), which includes, in addition to Revolving Excess Availability (less required minimum Revolving Excess Availability), amounts available in Blocked Accounts (as defined in the Term Loan Agreement) and amounts available for borrowing under the Trust (as defined below) and further provided for our provision of a Budget (as defined in the Fourth Term Loan Amendment) to Gordon Brothers Finance Company. Additional Events of Default under the Credit Agreement include (i) certain material deviations from the Budget calculated on a rolling 4-week basis, (ii) certain material deviations from the Budget on a rolling basis, which can be less than 4 weeks if we have failed to maintain Liquidity of $12.5 million, and (iii) failure to maintain Liquidity of $7.5 million.
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
The weighted average interest rate for the amount outstanding under the Term Loan was 9.83 percent as of May 2, 2020.

Promissory Notes
We believe we can borrow, on a short-term basis and subject to the formal agreement of the lender, amounts up to 90 percent of the cash surrender value of the life insurance policies related to our executive deferred compensation plans to provide additional liquidity if needed. At May 2, 2020, the cash surrender value of our life insurance policies was approximately $11.1 million.
On March 23, 2020, we borrowed $9.9 million on the cash surrender value of our life insurance policies, which represented the full amount available to be borrowed, at a rate of 3.56 percent per annum, which accrues daily on the average loan balance for the number of days the loan is outstanding prior to the date of repayment (the "Promissory Note"). The proceeds of the Promissory Note were used to pay down borrowings under the existing credit agreement, which provided additional availability under that agreement. The entire unpaid principal and accrued interest balance is due and payable on or before September 30, 2020.
On April 6, 2020, we executed a promissory note to borrow $1.0 million for our property insurance premiums through Bank Direct Capital Finance at a rate of 4.25 percent per annum. The entire unpaid principal and accrued interest balance is due and payable on or before February 1, 2021. Subsequent to quarter end, on July 9, 2020, we executed a promissory note to borrow $1.9 million for various insurance premiums through Bank Direct Capital Finance at a rate of 4.25 percent per annum. The entire unpaid principal and accrued interest balance is due and payable on or before March 1, 2021.
U.S. Small Business Administration Loan
Subsequent to quarter-end on June 23, 2020, we entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from Harvest Small Business Finance, LLC related to the COVID-19 pandemic in the amount of $10.0 million, which we received on June 30, 2020. The SBA Loan has a fixed interest rate of 1.00 percent per annum and a maturity date five years from the date on which the Company applies for loan forgiveness under section 1106 of the CARES Act. Pursuant to the terms of the SBA Loan, the Company may apply for forgiveness of the amount due on the SBA Loan in an amount equal to the sum of the following costs incurred by the Company during the period commencing on the date of first disbursement of the Loan and ending upon the earlier of (i) 24 weeks after the date of the first disbursement of the Loan and (ii) December 31, 2020: payroll costs, payment on a covered rent obligation, and any covered utility payment. The amount of SBA Loan forgiveness shall be calculated in accordance with the requirements of the Paycheck Protection Program, including the provisions of Section 1106 of the CARES Act, although no more than 40 percent of the amount forgiven can be attributable to non-payroll costs.
Cash flows and availability
Cash flows from operations are driven by sales as well as the credit terms available to us from our vendors and their factors. Our sales generate cash almost immediately and are affected by customer traffic to our stores and the desirability of our merchandise to those customers. Customer traffic is in turn affected by our marketing and advertising, general economic and business conditions, weather, and most recently, the COVID-19 pandemic. Changes in these factors could have a material effect on our ability to generate sales and thus cash inflows to operate our business, and prolonged or additional store closures could have a material adverse impact on our liquidity and our ability to continue as a going concern over the next twelve months.

In March 2020, we announced the temporary closure of all stores for an unknown period of time and significant actions taken to mitigate the ongoing impact of the COVID-19 pandemic on our cash flows to protect our business and associates for the long term in response to the crisis. Such actions include targeted reductions in discretionary operating expenses such as advertising and payroll expenses, including furloughing a significant number of our employees and temporarily reducing the payroll of remaining employees, suspensions and/or deferrals of payments due to landlords and vendors, reducing capital expenditures, reducing merchandise receipts and utilizing funds available under our Revolving Credit Facility and Promissory Note. Further, we have sought and are seeking extended payment terms with all vendors, including merchandise, expense and rent vendors. All stores are now open but we are unable to predict if additional periods of store closures will be needed or mandated. Further, we are unable to predict when consumer spending patterns will normalize. Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows, ability to secure suitable merchandise and may require significant actions in response, including but not limited to, further employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of our products, all in an effort to mitigate such impacts. The outcome of the impacts from the COVID-19 pandemic is subject to a high degree of uncertainty and is dependent upon factors that are outside of the Company's control, including actions of federal and local governments and consumer behavior. There is no assurance that additional credit or liquidity will be available to us.
The significant risks and uncertainties related to the Company's liquidity described above raise substantial doubt about the Company's ability to continue as a going concern. The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded assets amounts or the amounts or classifications of liabilities.
Our working capital fluctuates with seasonal variations, which affect our borrowings and availability. Our availability is generally highest just after our strong seasonal spring and holiday selling seasons and is lowest just before those seasons as we build inventory levels. Working capital is also used to support capital investments for maintenance of our existing stores, system improvements and new store openings. We have reduced our capital investments to enhance our cash flows. These reduced levels of investment can be sustained for the foreseeable future as prior to this our store base and systems have been well maintained. Positive operating results and cash flows will help us preserve satisfactory credit terms and allow us to operate within the borrowing availability under our Credit Agreement and Term Loan Agreement.
As of May 2, 2020, we had cash and cash equivalents of $2.2 million and $152.0 million in borrowings under our Credit Agreement, $35.0 million in borrowings under the Term Loan and $10.8 million in borrowings from promissory notes, for a total of $197.8 million in outstanding borrowings. As of February 1, 2020, we had cash and cash equivalents of $9.5 million and $107.1 million in borrowings under our Credit Agreement and $35.0 million in borrowings under the Term Loan, for a total of $141.4 million in outstanding borrowings, which is net of $0.7 million in unamortized debt issuance costs. As of May 4, 2019, we had cash and cash equivalents of $21.9 million and $118.8 million in borrowings under our Credit Agreement and $35.0 million in borrowings under the Term Loan, for a total of $153.0 million in outstanding borrowings, net of $0.8 million in unamortized debt issuance costs. The total amount available for borrowings and letters of credit under our Credit Agreement is the lesser of $240.0 million or 100 percent of eligible credit card receivables and the net recovery percentage value of inventories less reserves. On May 2, 2020, in addition to outstanding borrowings under the Credit Agreement and Term Loan, we had $7.9 million of outstanding letters of credit. Our Excess Availability (as defined in the Credit Agreement) was $22.4 million on May 2, 2020.

Cash Flows

	13 Weeks Ended May 2, 2020	13 Weeks Ended May 4, 2019	Change
Cash (used in) provided by:
Operating activities	$(60,666)	$15,183	$(75,849)
Investing activities	(1,836)	(1,679)	(157)
Financing activities	55,216	(620)	55,836
Net (decrease) increase in cash and cash equivalents	$(7,286)	$12,884	$(20,170)

Net cash used in operating activities was $60.7 million for the 13 weeks ended May 2, 2020, compared to net cash provided by operating activities of $15.2 million for the 13 weeks ended May 4, 2019. Cash used in operating activities for the 13 weeks ended May 2, 2020 was driven by a net loss of $65.7 million, adjusted for $10.3 million in asset impairments, and a $19.7 million reduction in accrued expenses as a result of temporary store closures related to the COVID-19 pandemic.
Net cash used in investing activities was $1.8 million for the 13 weeks ended May 2, 2020, compared to net cash used in investing activities of $1.7 million for the 13 weeks ended May 4, 2019. The change is primarily due to a slight increase in capital acquisitions year over year.
Net cash provided by financing activities was $55.2 million during the 13 weeks ended May 2, 2020, compared to cash used in financing activities of $0.6 million during the 13 weeks ended May 4, 2019. During the 13 weeks ended May 2, 2020, we had net proceeds from borrowings of $55.7 million compared to net repayments of debt of $0.3 million during the 13 weeks ended May 4, 2019. The increase in borrowings was primarily used to pay for operating expenses during the first quarter of this year as a result of decreased sales from the temporary closure of our stores.
Critical Accounting Policies and Estimates
We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 1, 2020 and filed with the SEC on June 15, 2020. We have made no significant changes in our critical accounting policies and estimates since February 1, 2020.
Recent Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 1 "Basis of Presentation" of the Notes to Consolidated Financial Statements.
Seasonality and Inflation
Our business is seasonal. Sales and profitability are typically higher in the first and fourth quarters of the fiscal year, which include the spring and holiday seasons. Therefore, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
Although we expect that our income will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected materially by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As a result of the material weakness in Management’s Report on Internal Control Over Financial Reporting as discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 2, 2020.
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
Management assessed the effectiveness of our internal control over financial reporting as of May 2, 2020, using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management identified the material weakness noted below and concluded that our internal control over financial reporting was not effective as of May 2, 2020.
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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See the discussion of legal proceedings in Note 9 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.
ITEM 1A. RISK FACTORS.
There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended February 1, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information regarding repurchases of our common stock during the quarter ended May 2, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1) (2)
February 2, 2020 - February 29, 2020	67,437	$0.88	—	366,889
March 1, 2020 - April 4, 2020	—	—	—	366,889
April 5, 2020 - May 2, 2020	69,833	0.26	—	366,889
Total	137,270	$0.56	—	366,889
_______________
(1)Our Open Market Repurchase Program is conducted pursuant to authorizations made from time to time by our Board of Directors. All repurchases of our common stock during the quarter ended May 2, 2020 were for taxes due on the vesting of employee stock awards.
(2)On November 30, 2015, the Board of Directors announced that it had authorized the repurchase of 500,000 shares of our common stock in addition to amounts previously authorized.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
Subsequent to the disclosure of our first quarter earnings release on June 30, 2020 and prior to the filing of this Quarterly Report on Form 10-Q, we finalized our preliminary long-lived assets impairment analysis included therein. This resulted in a $4.3 million reclassification of the measured impairment from property and equipment to operating lease assets, which increased the net property and equipment balance with a corresponding decrease to our operating lease assets. There was no impact to our statement of operations, shareholders' equity, cash flows, or the adjusted EBITDA included therein. These adjustments are reflected in the financial results included in this Quarterly Report on Form 10-Q.
ITEM 6. EXHIBITS.

10.1
Small Business Administration Paycheck Protection Program Loan by and Between Stein Mart, Inc. and Harvest Small Business Finance, LLC, dated June 23, 2020, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on form 8-K filed on June 25, 2020

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1+	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2+	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive data files from Stein Mart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss (Income), (iv) the Consolidated Statements of Shareholders’ (Deficit) Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

+	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

STEIN MART, INC.

Date: July 16, 2020	By:	/s/ D. Hunt Hawkins
D. Hunt Hawkins
Chief Executive Officer

/s/ James B. Brown
James B. Brown
Executive Vice President and Chief Financial Officer